Form 10-Q
period 1994-03-31
HIBERNIA CORP
filed 1994-05-16
CIK 47288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q




                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994             Commission File Number 1-10294



                           HIBERNIA CORPORATION
          (Exact name of registrant as specified in its charter)



            Louisiana                                    72-0724532
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)



           313 Carondelet Street, New Orleans, Louisiana  70130
           (Address of principal executive offices and zip code)


     Registrant's telephone number, including area code (504) 533-5332


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                    Outstanding at April 30, 1994
Class A Common Stock, no par value            83,675,413  Shares

CONSOLIDATED BALANCE SHEETS
Hibernia Corporation and Subsidiary
                                                                    March 31    December 31   March 31
Unaudited ($ in thousands)                                            1994         1993         1993

ASSETS
  Cash and due from banks                                             $262,264     $216,675     $226,889
  Short-term investments                                               287,167      220,000      313,066
  Securities available for sale                                        457,384      402,579      478,589
  Securities held to maturity (estimated market values at
      March 31, 1994, December 31, 1993 and March 31, 1993,
      respectively, were $1,551,978, $1,543,893, and $1,366,148)     1,562,959    1,518,292    1,333,768
  Loans, net of unearned income                                      2,347,542    2,328,119    2,215,115
      Reserve for possible loan losses                                (158,922)    (159,143)    (185,049)
          Loans, net                                                 2,188,620    2,168,976    2,030,066
  Bank premises and equipment                                           83,430       81,291       86,723
  Customers' acceptance liability                                       12,350       11,800        9,372
  Other assets                                                         165,009      175,970      185,890
          TOTAL ASSETS                                              $5,019,183   $4,795,583   $4,664,363

LIABILITIES
  Deposits:
      Demand, noninterest-bearing                                     $915,970     $812,693     $705,506
      Interest-bearing                                               3,400,896    3,273,342    3,381,754
          Total Deposits                                             4,316,866    4,086,035    4,087,260
  Federal funds purchased and securities sold under
      agreements to repurchase                                         172,780      137,986      118,508
  Liability on acceptances                                              12,350       11,800        9,372
  Payables arising from securities transactions not yet settled              -       50,875            -
  Other liabilities                                                     85,476       80,515       63,518
  Debt                                                                       -            -        6,241
          TOTAL LIABILITIES                                          4,587,472    4,367,211    4,284,899

SHAREHOLDERS' EQUITY
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; issued and
      outstanding - none                                                     -            -            -
  Class A Common Stock, no par value:
    Authorized - 100,000,000 shares; issued and
     outstanding - 83,666,469, 83,611,764, and 82,406,902 at
     March 31, 1994, December 31, 1993, and March 31, 1993             160,640      160,535      158,221
  Class B Common Stock (non-voting), no par value:
    Authorized - 100,000,000 shares; issued and
     outstanding - none                                                      -            -            -
  Surplus                                                              405,051      404,745      403,562
  Retained earnings (deficit)                                         (133,369)    (147,160)    (182,319)
  Unrealized gain (loss) on securities available for sale                 (611)      10,252            -
          TOTAL SHAREHOLDERS' EQUITY                                   431,711      428,372      379,464
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $5,019,183   $4,795,583   $4,664,363

See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
Hibernia Corporation and Subsidiary
Three Months Ended March 31
Unaudited ($ in thousands, except per-share data)                                    1994         1993
                                                                                   --------     --------

Interest Income
    Interest and fees on loans                                                      $46,751      $46,850
    Interest on securities available for sale:
        U.S. government securities and obligations
           of U.S. government agencies                                                5,649        8,932
        Other                                                                            46            -
    Interest on securities held to maturity:
        U.S. government securities and obligations
           of U.S. government agencies                                               20,920       17,241
    Trading account interest                                                              5            2
    Interest on time deposits in domestic banks                                           -          173
    Interest on federal funds sold and securities
        purchased under agreements to resell                                          1,483        3,371
        Total Interest Income                                                        74,854       76,569
Interest Expense
    Interest on deposits                                                             24,823       25,121
    Interest on federal funds purchased and securities sold
        under agreements to repurchase                                                1,084          861
    Interest on debt                                                                      -          194
        Total Interest Expense                                                       25,907       26,176
Net Interest Income                                                                  48,947       50,393
Provision for possible loan losses                                                        -        5,000
Net Interest Income After Provision for Possible Loan Losses                         48,947       45,393
Noninterest Income
    Trust fees                                                                        2,951        3,054
    Service charges on deposits                                                       7,885        7,214
    Other service, collection and exchange charges                                    4,607        3,912
    Other operating income                                                            1,757        1,516
    Securities gains, net                                                                 -            -
        Total Noninterest Income                                                     17,200       15,696
Noninterest Expense
    Salaries and employee benefits                                                   22,409       20,743
    Occupancy expense, net                                                            5,099        4,893
    Equipment expense                                                                 2,834        2,737
    Data processing expense                                                           4,729        3,669
    Foreclosed property expense, net                                                 (4,256)       2,594
    Other operating expense                                                          17,216       16,170
        Total Noninterest Expense                                                    48,031       50,806
Income Before Income Taxes                                                           18,116       10,283
Income tax expense                                                                      980            -
Net Income                                                                          $17,136      $10,283
Net Income Per Share                                                                  $0.20        $0.12

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Hibernia Corporation and Subsidiary
                                                                                                      Unrealized
                                                    Shares of                           Retained    Gains (Losses)
Three Months Ended March 31, 1994                     Common       Common               Earnings    on Securities
Unaudited ($ in thousands)                            Stock        Stock     Surplus   (Deficit)  Available for Sale     Total
                                                  -------------  --------- ----------  ---------- ------------------ ------------

Balances at December 31, 1993                        83,611,764   $160,535   $404,745   ($147,160)           $10,252    $428,372
Net income                                                    -          -          -      17,136                  -      17,136
Issuance of Common Stock:
   Divdend Reinvestment Plan                             54,257        104        304           -                  -         408
   Employee Benefit Plan                                    448          1          2           -                  -           3
Cash dividends declared                                       -          -          -      (3,345)                 -      (3,345)
Change in unrealized valuation of securities
   available for sale                                         -          -          -           -            (10,863)    (10,863)
                                                  -------------------------------------------------------------------------------
     Balances at March 31, 1994                      83,666,469   $160,640   $405,051   ($133,369)             ($611)   $431,711
                                                  ===============================================================================
                                                                                                      Unrealized
                                                    Shares of                           Retained    Gains (Losses)
Three Months Ended March 31, 1993                     Common       Common               Earnings    on Securities
Unaudited ($ in thousands)                            Stock        Stock     Surplus   (Deficit)  Available for Sale     Total
                                                  -------------  --------- ----------  ---------- ------------------ ------------

Balances at December 31, 1992                        82,397,009   $158,202   $403,528   ($192,602)                 -    $369,128
Net income                                                    -          -          -      10,283                  -      10,283
Issuance of Common Stock:
   Divdend Reinvestment Plan                              1,906          4         10           -                  -          14
   Stock Option Plan                                      7,987         15         24           -                  -          39
                                                  -------------------------------------------------------------------------------
     Balances at March 31, 1993                      82,406,902   $158,221   $403,562   ($182,319)                 -    $379,464
                                                  ===============================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

Hibernia Corporation and Subsidiary
Three Months Ended March 31
Unaudited ($ in thousands)                                                       1994          1993
                                                                                ------        ------
Operating Activities
  Net income                                                                   $17,136       $10,283
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses                                          -         5,000
         Amortization of intangibles and deferred charges                        1,258         1,646
         Depreciation and amortization                                           2,688         2,661
         Discount accretion, net of premium amortization                         4,448         2,530
         Gain on sale of assets                                                 (4,176)       (1,587)
         ORE valuations                                                              -         2,500
         Decrease (increase) in interest receivable and other assets             5,107        (6,534)
         Increase (decrease) in interest payable and other liabilities         (45,914)        8,652
       Net Cash (Used) Provided By Operating Activities                        (19,453)       25,151

Investing Activities
  Purchases of securities                                                     (225,612)     (674,296)
  Maturities of securities                                                     108,662       157,209
  Net decrease (increase) in loans                                             (82,941)       82,706
  Proceeds from sales of loans                                                  63,205        56,351
  Purchases of premises, equipment and other assets                             (4,682)       (2,067)
  Proceeds from sales of other real estate acquired                              8,719         6,515
       Net Cash (Used) By Investing Activities                                (132,649)     (373,582)

Financing Activities
  Net increase in domestic deposits                                            225,100        44,542
  Net increase in time deposits - foreign office                                 5,731         6,278
  Net increase in short-term borrowings                                         34,794         6,606
  Payments on debt                                                                   -        (2,028)
  Issuance of common stock                                                         411            53
  Dividends paid                                                                (3,345)            -
       Net Cash Provided By Financing Activities                               262,691        55,451
Increase (decrease) in cash and cash equivalents                               110,589      (292,980)
Cash and cash equivalents at beginning of year                                 436,675       832,419
       Cash And Cash Equivalents at End of Year                               $547,264      $539,439

See notes to consolidated financial statements.

Hibernia Corporation
Notes to Consolidated Financial Statements


      Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1993.


      Note 2 STOCK OPTIONS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors to purchase shares of Class A Common Stock at no less than the fair market value of the stock at the date of grant. All options issued prior to 1992 became exercisable six months from the date of grant. The remaining options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant.

      Options issued to employees and directors, other than the chief executive officer, become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted. Options granted under the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan do not expire unless the holder dies, retires, becomes permanently disabled or leaves the employ of the Company, at which time the options expire at various times ranging from 30 to 180 days.

      At March 31, 1994, shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993
Directors' Stock Option Plan amounted to 163,945; 1,117,352; and
925,000, respectively.

      The table below summarizes the activity in the plans during the first quarter of 1994:

                                        Incentive           Non-Qualified
                                        ----------          --------------
1987 STOCK OPTION PLAN

Outstanding, December 31, 1993            190,741             1,358,696
Granted                                         -                10,000
Canceled                                        -                     -
Exercised                                       -                  (448)
                                          -------             ---------
Outstanding, March 31, 1994               190,741             1,368,248
                                          =======             =========

Exercisable, March 31, 1994                39,068               577,255
                                          =======             =========

LONG-TERM INCENTIVE PLAN

Outstanding, December 31, 1993                  -               905,000
Granted                                    12,598             1,635,137
Canceled                                        -               (10,000)
                                          -------             ----------
Outstanding, March 31, 1994                12,598             2,530,137
                                          =======             ==========

Exercisable, March 31, 1994                     -                     -
                                          =======             ==========

      Non-qualified stock options outstanding at March 31, 1994 in the 1993 Directors' Stock Option Plan totaled 75,000. There were no changes in this plan for the first quarter of 1994.


      Note 3 MERGER AGREEMENTS The Company is a party to merger agreements with four Louisiana financial institutions which, as of March 31, 1994, are pending regulatory and shareholder approval. All of these transactions are expected to be consummated during 1994 and will be accounted for as poolings of interests. The Company has entered into definitive agreements to merge with Commercial Bancshares, Inc., a $169-million-asset holding company; First Bancorp of Louisiana -- a $225-million-asset holding company; Bastrop National Bank -- a $131-million-asset bank and First Continental Bancshares, Inc. -- a $400-million-asset holding company.


      Note 4 PER-SHARE DATA Income per common share data are based on the weighted average number of shares outstanding of 83,635,150 for the three months ended March 31, 1994, and 82,399,612 for the three months ended March 31, 1993.


      Note 5 EQUITY On April 26, 1994 the shareholders of the Company approved an amendment to the Company's Articles of Incorporation which increased the number of authorized shares of Class A Common Stock to 200,000,000 and eliminated all Class B Common Stock and Series A and B Preferred Stock.


      Note 6 CONTINGENCIES The Company is a party to certain pending legal proceedings arising from matters incidental to its business.

      In addition, the Company is a named defendant in a shareholder class-action suit which alleges that, during the period March 19, 1990, to July 30, 1991, the market value of the Company's common stock was artificially inflated due to false and misleading news releases and public statements and the failure to disclose material facts. This suit is in the discovery stage. The Company intends to contest the suit vigorously.

      The Company has established reserves for potential litigation losses of approximately $11,580,000 at March 31, 1994. In the opinion of management and counsel, the aggregated unreserved liability or loss, if any, of legal proceedings will not have a significant effect on the consolidated financial condition of the Company.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA  (1)
Hibernia Corporation and Subsidiary
                                                                 Three Months Ended
($ in thousands, except                             March 31             Dec. 31          March 31
    per-share data)                                  1994                1993                1993
                                                   --------            --------            --------
Interest income                                    $ 74,854            $ 73,788            $ 76,569
Interest expense                                     25,907              25,439              26,176
    Net interest income                              48,947              48,349              50,393
Provision for possible loan losses                        0             (17,500)              5,000
    Net interest income after provision              48,947              65,849              45,393
Noninterest income:
    Noninterest income                               17,200              17,142              15,696
    Securities gains                                      -                   -                   -
Noninterest income                                   17,200              17,142              15,696
Noninterest expense                                  48,031              67,356              50,806
    Income (Loss) before taxes                       18,116              15,635              10,283
Income tax expense (benefit)                            980               1,696                   0
    Net Income (Loss)                              $ 17,136            $ 13,939            $ 10,283

Income (Loss) per common share (2)                 $   0.20            $   0.17            $   0.12
Cash dividends declared per share (2)              $   0.04            $      -            $      -
Average shares outstanding (000s)                    83,635              83,594              82,400


Selected Quarter-End Balances (in millions)
Loans                                              $2,347.5            $2,328.1            $2,215.1
Deposits                                            4,316.9             4,086.0             4,087.3
Debt                                                    0.0                 0.0                 6.2
Equity                                                431.7               428.4               379.5
Total assets                                        5,019.2             4,795.6             4,664.3


Selected Average Balances (in millions)
Loans                                              $2,315.3            $2,275.1            $2,270.7
Deposits                                            4,113.0             3,976.0             4,010.5
Debt                                                    0.0                 0.0                 8.2
Equity                                                434.4               410.6               373.7
Total assets                                        4,872.4             4,644.2             4,677.9


Selected Ratios (%)
Return on average assets                               1.41                1.20                0.88
Return on average equity                              15.78               13.58               11.01
Net interest margin (taxable-equivalent)               4.42                4.51                4.76
Efficiency   (3)                                      71.68               72.05               75.48
Tier 1 risk-based capital                             15.63               15.56               14.34
Total risk-based capital                              16.94               16.87               15.85
Leverage                                               8.17                8.25                7.28


(1) Prior periods have been conformed to current-period presentation.
(2) Income (loss) per share data were based on the weighted average number of common shares outstanding in the respective period.  Dividends per share are historical amounts.
(3) Noninterest expense as a percentage of net interest income (T.E.) plus noninterest income (excluding securities
    transactions).   Fourth-quarter 1993 ratio adjusted to exclude the effect of $19.5 million in nonrecurring expenses.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Management's Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the
"Company") and its bank subsidiary (the "Bank") and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


FIRST-QUARTER 1994 HIGHLIGHTS

     Strong earnings growth, increased loans and deposits, continued improvement in asset quality and decreased expenses highlight Hibernia Corporation's first quarter 1994 performance.

     o Net income totaled $17.1 million ($.20 per share), up 67% from $10.3 million ($.12 per share) in the first quarter of 1993.

     o Returns on assets and equity were 1.41% and 15.78%, respectively, compared to .88% and 11.01% in the first quarter of 1993.

     o Loans increased for the fourth consecutive quarter, up $132.4 million (6%) from March 31, 1993 to $2.35 billion at March 31, 1994. Consumer loans, led by automobile and residential mortgage lending increased 26%, reflecting Hibernia's effort to balance the commercial portfolio with retail loans.

     o Core deposits at March 31, 1994 grew 8% to $3.6 billion and total deposits were up 6% to $4.3 billion compared to March 31, 1993.

     o Nonperforming assets decreased 60% from a year ago to $61.5 million as nonperforming loans fell 66% to $38.0 million. Nonperforming assets stand at 2.59% of loans plus foreclosed assets, down from 6.79% at March 31, 1993.

     o There was no first-quarter loan loss provision compared to $5.0 million in the first quarter of 1993. Because of the strong asset quality improvement, reserves were maintained at $159 million as reserve coverage of nonperforming loans improved to 418% compared to 167% a year earlier.

     o Four pending mergers representing nearly $1 billion in assets, which would increase locations by 27% and provide entry into five new parishes, were progressing toward completion.


     In response to these positive trends, Hibernia's board of directors in April declared a quarterly cash dividend of $.04 per share. This follows the $.04 per share dividend declared in January 1994 and paid in February 1994. The most recent dividend is payable May 20 to shareholders of record on May 6.


FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $4,540.5 million in the first quarter of 1994, a $164.9 million (4%) increase from the first-quarter 1993 average of $4,375.6 million. Compared to the first quarter of 1993, average loans increased $44.6 million (2%) and securities held to maturity increased $402.3 million (35%), while securities available for sale decreased $15.9 million (3%) and short-term investments decreased $266.1 million (58%).


     Loans. Average loans for the first quarter of 1994 increased $44.6 million (1.96%) to $2,315.3 million compared to a first-quarter 1993 average of $2,270.7 million.

     Table 1 presents the Company's loan portfolio classified according to industry concentration at March 31, 1994, December 31, 1993 and March 31, 1993. Total loans increased $19.4 million during the first quarter of 1994. Net growth in consumer loans totaling $46.4 million was offset by a net decline of $27.0 million in commercial loans. The contraction in the commercial loan portfolio is due to the Company's efforts to reduce the level of nonperforming and criticized assets and to refocus lending efforts in Louisiana.

     Total loans at March 31, 1994 increased $132.4 million compared to March 31, 1993, as consumer loans were up $186.2 (26.0%), partially offset by a $53.8 million (3.6%) decrease in commercial loans.
The change in the mix over the past twelve months evidences the Company's strategy of seeking growth in consumer lending while maintaining preeminence in Louisiana commercial lending. Consumer loans comprised 38.4% of the loan portfolio at March 31, 1994 compared to 32.3% at March 31, 1993. The growth was primarily in residential mortgage loans and indirect auto loans.

     Securities Available for Sale. Average securities available for sale decreased $15.9 million from the first quarter of 1993 to $470.6 million for the first quarter of 1994, as the effects of contractual repayments and prepayments of principal related to residential mortgage refinancings were partially offset by purchases of adjustable-rate mortgage-backed securities. Securities classified as "available for sale" are primarily mortgage-backed securities. Beginning December 31, 1993, securities available for sale are stated at fair value with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity. During 1993, securities available for sale were stated at amortized cost.

     Securities Held to Maturity. Average securities held to maturity for the first quarter of 1994 increased $402.3 million (35%) compared to the same period a year ago. Because the growth in investable funds has outpaced opportunities for new loans, the Company elected to invest in securities of the U.S. Treasury, as well as in adjustable- and fixed-rate mortgage-backed securities.


     Short-Term Investments. Average short-term investments for the three months ended March 31, 1994, primarily federal funds sold, decreased $266.1 million compared to the first quarter of 1993 as the Company invested excess liquidity in higher-yielding securities.


ASSET QUALITY

     Table 2 presents a summary of nonperforming assets at the end of the past five quarters. Table 3 presents a summary of changes in nonperforming assets in 1994.

     Nonperforming assets -- which include nonaccrual loans, restructured loans and foreclosed assets (including in-substance foreclosures) -- totaled $61.5 million at March 31, 1994, down 60% compared to $153.4 million at March 31, 1993. Foreclosed assets totaled $23.5 million at March 31, 1994, and included $19.1 million of in-substance foreclosures. Nonperforming assets declined $20.9 million during the first quarter of 1994. As illustrated in Table 3, $18.8 million of the decline was attributable to payments on and sales of nonperforming assets. As a percentage of total loans plus foreclosed assets, nonperforming assets at March 31, 1994, improved to 2.59% from 6.79% at March 31, 1993, and 3.50% at year-end 1993.

     In addition to the nonperforming loans discussed above, the Company has identified other commercial loans for which payments are current but, in management's opinion, are subject to potential future classification as nonperforming. As of March 31, 1994, there were $53.0 million of these loans, compared to $33.7 million at year-end 1993. The bulk of the increase was due to a single large commercial real estate loan.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Hibernia made no provision to the reserve for possible loan losses during the first quarter of 1994, compared to a $5.0 million provision in the same quarter a year ago and a $17.5 million negative provision in the fourth quarter of 1993. The absence of a provision in the current quarter reflects continued improvement in asset quality, evidenced by declines in charge-offs coupled with lower levels of nonperforming loans. Because net charge-offs totaled just $.2 million, reserve coverage continued to strengthen. The reserve for possible loan losses as a percentage of nonperforming loans increased to 418% at March 31, 1994 compared to 167% a year ago and 292% and year-end 1993.

     Net charge-offs declined $4.8 million (96%) in the first quarter compared to a year ago. As a percentage of average loans, annualized net loan charge-offs for the first quarter of 1994 were .04%, compared to .88% for the same period in 1993.

     The reserve for possible loan losses totaled $158.9 million, or 6.8% of total loans, at March 31, 1994, compared to $185.0 million, or 8.4%, a year earlier. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the first quarters of 1994 and 1993.


FUNDING SOURCES:

DEPOSITS AND BORROWINGS

     Deposits. Average deposits totaled $4,113.0 million in the first quarter of 1994, a $102.5 million (2.6%) increase from the first quarter of 1993. Average core deposits were up $131.7 million (4.0%) due to increases in demand deposits, NOW accounts, money-market deposit accounts and savings deposits. These increases were partially offset by a decline in consumer time deposits (an industrywide trend). Noncore deposits declined $29.2 million (4.1%) as public fund certificates of deposit decreased $10.1 million, other large denomination certificates of deposits decreased $24.7 million and foreign time deposits increased $5.6 million.

     Table 5 presents the composition of average deposits for the first quarter of 1994 and the first and fourth quarters of 1993.

     Borrowings.  Average borrowings for the first quarter of 1994
- - -- which include federal funds purchased, securities sold under agreements to repurchase and debt -- increased $20.6 million to $148.5 million compared to the first quarter of 1993 as the Company purchased funds as part of its correspondent relationship with downstream banks.


INTEREST RATE SENSITIVITY

     The primary objective of asset/liability management is controlling interest rate risk. On a monthly basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports and attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management limits interest rate risk by alterations to the mix of floating- and fixed-rate assets and liabilities, changes to pricing schedules and adjustment of maturities through sales and purchases of securities. On a limited basis, the Company enters into interest rate swap agreements in order to manage interest rate exposure and not for speculative purposes.

     In April 1994 the Bank added to the above mentioned interest rate management tools by becoming a member of the Federal Home Loan Bank of Dallas. This membership provides the Company greater flexibility in matching the rates and maturities of its funding with those of its earning assets.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the three months ended March 31, 1994, totaled $49.8 million, a $1.8 million decrease from the same period in 1993 and a $.5 million increase from the fourth quarter of 1993. Increases in interest income in the first quarter of 1994 compared to the same quarter in 1993, resulting from the growth in earning assets, were more than offset by declining yields in all components of earning assets. The negative impact of declining yields was reduced by a change in the mix of earning assets. The Company invested more funds in securities held to maturity -- 34.5% of average earning assets in the first quarter of 1994 compared to 26.6% in the first quarter of 1993 -- while during that same period short-term investments have declined from 10.4% to 4.1%. Yields on securities held to maturity are more than 200 basis points higher than those on short-term investments.

     The net interest margin was 4.42% for the first quarter of 1994 compared to 4.76% in the first quarter of 1993 and 4.51% in the fourth quarter of 1993.

     Table 6 details the net interest margin for the most recent five quarters. Table 7 presents an analysis of the Company's taxable-equivalent net interest income and average balance sheets for the three months ended March 31, 1994, December 31, 1993, and March 31, 1993. Table 8 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 1994 and the fourth quarter of 1993 and between the first quarter of 1994 and the first quarter of 1993.


NONINTEREST INCOME

     Noninterest income increased $1.5 million (10%) to $17.2 million for the first quarter of 1994. The major categories of noninterest income for the three months ended March 31, 1994, and the comparable period in 1993 are presented in Table 9. Service charges on deposits increased $.7 million (9%) due to both a change in the fee structure and an increase in fee-generating deposit balances. Retail investment service income rose $.7 million (59%). The increase is a result of the Company's six-month-old intensive management and sales-and-service training program.


NONINTEREST EXPENSE

     For the first quarter of 1994, noninterest expense totaled $48.0 million, a $2.8 million (5%) decrease from the first quarter of 1993. Noninterest expense for the three months ended March 31, 1994 and March 31, 1993, is presented by major category in Table 10.

     Staff costs, the largest component of noninterest expense, increased $1.7 million (8%) for the quarter compared to the same period a year ago. Increases in full-time equivalent employees (4%), employee merit reviews, and management incentive programs based on the Company's profitability were the primary reasons for the rise in staff costs.

     Outside data processing expenses increased $1.1 million (29%) due to higher fees from its third-party supplier, as well as merger-related increases. In 1995, the Company's outside data processing will be provided by a new vendor. The Company expects use of the new vendor will result in significant savings in 1995 and beyond.

     Foreclosed property expense decreased $6.7 million in the first quarter of 1994 compared to the first quarter of 1993. Gains from the sale of foreclosed assets increased $2.5 million; due to the reduced level of foreclosed assets, costs declined almost $2.0 million; and the first quarter of 1993 included a $2.5 million charge to the valuation allowance for foreclosed assets.

     Deposit insurance premiums, computed under the new risk-related premium system beginning in 1993, decreased approximately 15% for the first quarter of 1994 compared to the same period a year ago. A reduction in the assessment rate used to calculate the premiums reflects Hibernia's improved capital position and management rating from the Office of the Comptroller of the Currency.

     Other changes in noninterest expense in the first quarter of 1994 compared to the first quarter of 1993 included a reduction in loan collection expenses of $.7 million, a result of the improvement in asset quality.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 71.68% for the first quarter of 1994 compared to 75.48% for the same period in 1993. This improvement in efficiency reflects continued cost control efforts and increased noninterest income, partially offset by a decline in net interest income.


INCOME TAXES

     The Company recorded a $1.0 million provision for state income taxes in the first quarter of 1994. The Bank is subject to a Louisiana shareholder tax based partly on income. In the first quarter of 1994, the Company recorded a deferred federal tax benefit equal to its current federal tax liability. The Company does not expect to record federal income tax expense in 1994.


CAPITAL

     Shareholders' equity totaled $431.7 million at March 31, 1994, compared to $379.5 million at March 31, 1993 primarily as a result of $54.8 million net income over the most recent 12 months. Risk-based capital and leverage ratios for Hibernia Corporation and Hibernia National Bank exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios for the Company and the Bank for the most recent five quarters.


LIQUIDITY

     Management believes that current and projected levels of federal funds and securities available for sale are adequate to meet the Company's liquidity needs. Membership in the Federal Home Loan Bank of Dallas also enhances the Company's sources of liquidity.

     The Company's liquidity, as measured by its loan-to-deposit ratio, increased slightly from 54.2% at March 31, 1993 to 54.4% at March 31, 1994. The Company's continuing improvement in certificate of deposit ratings enhances its ability to raise funds in the open market.

TABLE 1  -  LOAN COMPOSITION
                            March 31, 1994               December 31, 1993              March 31, 1993
                        -----------------------       -----------------------       ------------------------
                         Loans       Percentage        Loans       Percentage        Loans        Percentage
($ in millions)         Outstanding    of Total       Outstanding    of Total       Outstanding     of Total
                        -----------------------       -----------------------       ------------------------
Commercial:
  Energy                $   50.2          2.1 %       $   66.1          2.8 %       $   52.5           2.3 %
  Transportation,
      communications
      and utilities        102.3          4.4            111.8          4.8            129.6           5.9
  Commercial real estate   306.3         13.0            308.9         13.3            328.4          14.8
  Health care              226.4          9.6            214.6          9.2            234.0          10.6
  Services                 246.6         10.5            239.6         10.3            199.8           9.0
  Commercial and
      industrial           374.8         16.0            393.5         16.9            400.4          18.1
  Other commercial         139.7          6.0            138.8          6.0            155.4           7.0
      Total commercial   1,446.3         61.6          1,473.3         63.3          1,500.1          67.7

Consumer:
  Residential mortgage     380.0         16.2            365.9         15.7            306.8          13.9
  Indirect                 269.7         11.5            238.2         10.2            158.1           7.1
  Student                   72.4          3.1             74.5          3.2             68.9           3.1
  Revolving credit          51.8          2.2             49.2          2.1             49.9           2.3
  Other                    127.3          5.4            127.0          5.5            131.3           5.9
      Total consumer       901.2         38.4            854.8         36.7            715.0          32.3

Total Loans             $2,347.5        100.0 %       $2,328.1        100.0 %       $2,215.1         100.0 %

TABLE 2  -  NONPERFORMING ASSETS
                                             March 31       Dec. 31       Sept. 30       June 30        March 31
($ in thousands)                               1994           1993          1993           1993           1993
                                            --------       --------       --------       --------       --------
Nonaccrual loans                            $ 37,985       $ 52,613       $ 66,884       $ 78,282       $110,729
Restructured loans                                 -          1,841          1,845              -              -
    Total nonperforming loans                 37,985         54,454         68,729         78,282        110,729
Foreclosed assets                             23,470         27,920         30,464         37,742         42,650
    Total nonperforming assets              $ 61,455       $ 82,374       $ 99,193       $116,024       $153,379


Accruing loans past due
    90 days or more                         $  2,809       $  2,712       $  2,660       $  6,690       $  1,521
Reserve for possible loan losses            $158,922       $159,143       $183,925       $185,189       $185,049

Nonperforming assets as a percentage
    of loans plus foreclosed assets             2.59 %         3.50 %         4.37 %         5.11 %         6.79 %
Reserve for possible loan losses as a
    percentage of nonperforming loans         418.38 %       292.25 %       267.61 %       236.57 %       167.12 %

TABLE 3  -  ANALYSIS OF CHANGES IN
                NONPERFORMING ASSETS
($ in thousands)
Nonperforming assets
    at December 31, 1993              $ 82,374
Additions                                2,372
Gross charge-offs                       (1,778)
Returned to performing status           (2,736)
Payments and sales of assets           (18,777)
Nonperforming assets
    at March 31, 1994                 $ 61,455

TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES
                                                                         Three Months
                                                                        Ended March 31
($ in thousands)                                                 1994                        1993
                                                              --------                    --------
Balance at beginning of period                                $159,143                    $185,061
   Loans charged off                                            (2,611)                     (8,040)
   Recoveries                                                    2,390                       3,028
Net loans charged off                                             (221)                     (5,012)
Provision for possible loan losses                                   0                       5,000
Balance at end of period                                      $158,922                    $185,049

Reserve for possible loan losses
    as a percentage of loans                                      6.77 %                      8.35 %
Net charge-offs as a percentage
    of average loans                                              0.04 %                      0.88 %

TABLE 5  -  DEPOSIT COMPOSITION
                                      First Quarter 1994               Fourth Quarter 1993              First Quarter 1993
                                   ------------------------         ------------------------         ------------------------
                                       Average       % of               Average       % of               Average       % of
($ in millions)                    Outstandings    Deposits         Outstandings    Deposits         Outstandings    Deposits
                                   ------------------------         ------------------------         ------------------------
Demand, noninterest-bearing        $   781.9         19.0 %         $   737.3         18.5 %         $   702.2         17.5 %
NOW accounts                           435.0         10.6               395.2          9.9               390.1          9.7
Money market deposit accounts          933.6         22.7               924.7         23.3               891.4         22.2
Savings accounts                       162.1          3.9               159.9          4.0               151.6          3.8
Other consumer time deposits         1,119.3         27.2             1,116.2         28.1             1,164.9         29.1
    Total core deposits              3,431.9         83.4             3,333.3         83.8             3,300.2         82.3

Public fund certificates of
    deposit of $100,000 or more        587.6         14.3               548.5         13.8               597.7         14.9
Certificates of deposit of
    $100,000 or more                    84.4          2.1                87.4          2.2               109.1          2.7
Foreign time deposits                    9.1          0.2                 6.8          0.2                 3.5          0.1
    Total deposits                 $ 4,113.0        100.0 %         $ 3,976.0        100.0 %         $ 4,010.5        100.0 %

TABLE 6 - NET INTEREST MARGIN (taxable-equivalent)
                                           1994                          1993
                                          --------     ------------------------------------------
                                           First       Fourth       Third      Second      First
                                          Quarter      Quarter     Quarter     Quarter    Quarter
                                          -------      -------     -------     -------    -------
Yield on earning assets                    6.74%        6.83%       6.88%       7.08%      7.19%
Rate on interest-bearing liabilities       3.02         2.99        3.02        3.06       3.10
   Net interest spread                     3.72         3.84        3.86        4.02       4.09
Contribution of
   noninterest-bearing funds                .70          .67         .64         .62        .67
   Net interest margin                     4.42%        4.51%       4.50%       4.64%      4.76%
Noninterest-bearing funds
   supporting earning assets              23.37%       22.38%      21.19%      19.91%     21.47%

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
Taxable-equivalent basis (1)
                                                    First Quarter 1994          Fourth Quarter 1993          First Quarter 1993
                                                --------------------------   -------------------------   -------------------------
                                                          Interest                     Interest                    Interest
(Average balances $ in millions,                 Average  Income/  Yield/     Average  Income/  Yield/    Average  Income/  Yield/
interest income/expense $ in thousands)         Balances  Expense   Rate     Balances  Expense   Rate    Balances  Expense   Rate
                                                --------------------------   -------------------------   -------------------------
ASSETS
Interest-earning assets:
  Loans (2)                                     $2,315.3  $47,612   8.33 %   $2,275.1  $48,059  8.38 %   $2,270.7  $48,068  8.59 %
  Securities available for sale                    470.6    5,695   4.84        370.2    5,465  5.90        486.5    8,932  7.34
  Securities held to maturity:
    U.S. government securities and obligations
      of U. S. government agencies               1,565.7   20,918   5.37      1,543.9   20,004  5.17      1,163.4   17,238  5.96
    Other                                            0.0        2   0.00          0.0        4  0.00          0.0        3  0.00
      Total securities held to maturity          1,565.7   20,920   5.37      1,543.9   20,008  5.17      1,163.4   17,241  5.96
  Short-term investments                           188.9    1,488   3.19        158.1    1,196  3.00        455.0    3,546  3.17
      Total interest-earning assets              4,540.5  $75,715   6.74 %    4,347.3  $74,728  6.83 %    4,375.6  $77,787  7.19 %
Reserve for possible loan losses                  (159.7)                      (183.4)                     (186.4)
Noninterest-earning assets:
  Cash (excluding items in process of collection)  114.3                        106.8                       110.4
  Items in process of collection                   108.9                         98.2                        97.6
  Other assets                                     268.4                        275.3                       280.7
      Total noninterest-earning assets             491.6                        480.3                       488.7
      Total assets                              $4,872.4                     $4,644.2                    $4,677.9


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                                $  435.0  $ 1,540   1.44 %   $  395.2  $ 1,382  1.39 %   $  390.1  $ 1,579  1.65 %
    Money market deposit accounts                  933.6    5,426   2.36        924.7    5,447  2.34        891.4    5,702  2.60
    Savings accounts                               162.1      679   1.70        159.9      686  1.70        151.6      717  1.92
    Other consumer time deposits                 1,119.3   11,504   4.17      1,116.2   11,566  4.11      1,164.9   11,157  3.90
    Public fund certificates of deposits of
      $100,000 or more                             587.6    4,836   3.34        548.5    4,505  3.26        597.7    4,989  3.39
    Certificates of deposits of $100,000 or more    84.4      768   3.69         87.4      812  3.69        109.1      951  3.54
    Foreign time deposits                            9.1       70   3.13          6.8       51  2.97          3.5       26  2.97
      Total interest-bearing deposits            3,331.1   24,823   3.02      3,238.7   24,449  3.00      3,308.3   25,121  3.09
  Short-term borrowings                            148.5    1,084   2.96        135.6      990  2.90        119.7      861  2.93
  Debt                                               0.0        0   0.00          0.0        0  0.00          8.2      194  9.53
      Total interest-bearing liabilities         3,479.6  $25,907   3.02 %    3,374.3  $25,439  2.99 %    3,436.2  $26,176  3.10 %
Noninterest-bearing liabilities:
  Demand deposits                                  781.9                        737.3                       702.2
  Other liabilities                                176.5                        122.0                       165.8
      Total noninterest-bearing liabilities        958.4                        859.3                       868.0
Total shareholders' equity                         434.4                        410.6                       373.7
      Total liabilities and
              shareholders' equity              $4,872.4                     $4,644.2                    $4,677.9


SPREAD AND NET YIELD
Interest rate spread                                                3.72 %                      3.84 %                      4.09 %
Cost of funds supporting interest-earning assets                    2.32 %                      2.32 %                      2.43 %
Net interest income/margin                                $49,808   4.42 %             $49,289  4.51 %             $51,611  4.76 %

(1) Based on the statutory income tax rate of 35%.
(2) Excludes unearned income.  For purposes of yield computations, nonaccrual loans are included in loans outstanding.

TABLE 8  -  CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
                                                                   First Quarter 1994 Compared to:
                                                 Fourth Quarter 1993                            First Quarter 1993
                                                                Increase (Decrease) Due to Change In:
($ in thousands)                           Volume         Rate         Total             Volume         Rate         Total
                                         ------------------------------------          ------------------------------------
Taxable-Equivalent
 Interest Earned On:
   Loans                                 $   893       $(1,340)      $  (447)          $ 1,003       $(1,459)      $  (456)
   Securities available for sale             685          (455)          230              (284)       (2,953)       (3,237)
   Securities held to maturity:
       U.S. government securities and
           and obligations of U.S.
           government agencies               285           629           914             5,143        (1,463)        3,680
       Other                                  (1)           (1)           (2)               (3)            2            (1)
   Short-term investments                    242            50           292            (2,095)           37        (2,058)
         Total                             2,104        (1,117)          987             3,764        (5,836)       (2,072)

Interest Paid On:
   NOW accounts                              140            18           158               440          (479)          (39)
   Money market deposit accounts              54           (75)          (21)              296          (572)         (276)
   Savings accounts                           10           (17)           (7)               59           (97)          (38)
   Other consumer time deposits               32           (94)          (62)             (400)          747           347
   Public fund certificates of
       deposit of $100,000 or more           322             9           331               (84)          (69)         (153)
   Certificates of deposit
       of $100,000 or more                   (27)          (17)          (44)             (226)           43          (183)
   Foreign time deposits                      17             2            19                42             2            44
   Short-term borrowings                      94             -            94               210            13           223
   Debt                                        -             -             -              (194)            -          (194)
         Total                               642          (174)          468               143          (412)         (269)

Taxable-Equivalent
   Net Interest Income                   $ 1,462       $  (943)      $   519           $ 3,621       $(5,424)      $(1,803)


(1)  Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

TABLE 9  -  NONINTEREST INCOME
                                                          Three Months Ended
                                                     ---------------------------------------------------
                                                                                              Percentage
                                                     March 31             March 31             Increase
($ in thousands)                                       1994                 1993              (Decrease)
                                                     --------             --------            ----------
Trust fees                                           $ 2,951              $ 3,054                 (3)%
Service charges on deposits                            7,885                7,214                  9
Other service, collection and
    exchange charges:
    Mortgage loan servicing income                     1,369                1,552                (12)
    Retail investment service income                   1,765                1,108                 59
    Other                                              1,473                1,252                 18
Gain on settlement of acquired loans                     298                  179                 66
Other income:
    Computer services                                    440                  767                (43)
    Other income                                       1,019                  570                 79
        Total fee income                              17,200               15,696                 10
Securities gains, net                                      -                    -                  -
    Total Noninterest Income                         $17,200              $15,696                 10 %

TABLE 10  -  NONINTEREST EXPENSE
                                                          Three Months Ended
                                                    -----------------------------------------------------
                                                                                               Percentage
                                                    March 31               March 31             Increase
($ in thousands)                                      1994                   1993              (Decrease)
                                                    -------                -------             ----------
Salaries                                            $18,621                $17,055                   9 %
Benefits                                              3,788                  3,688                   3
    Total staff costs                                22,409                 20,743                   8
Occupancy, net                                        5,099                  4,893                   4
Equipment                                             2,834                  2,737                   4
Data processing                                       4,729                  3,669                  29
Foreclosed property expense                          (4,256)                 2,594                (264)
Deposit insurance and
    examination fees                                  2,717                  3,195                 (15)
Postage                                                 941                    847                  11
Stationery and supplies                                 901                    875                   3
Professional-related fees                             1,581                  2,331                 (32)
Amortization of intangibles                           1,243                  1,624                 (23)
Other                                                 9,833                  7,298                  35
    Total Noninterest Expense                       $48,031                $50,806                  (5)%

Efficiency ratio   (1)                                71.68 %                75.48 %

(1) Noninterest expense as a percentage of net interest income (T.E.) plus noninterest income (excluding securities transactions).

TABLE 11  -  QUARTERLY SELECTED CAPITAL ADEQUACY RATIOS
                                        March 31       Dec. 31        Sept. 30       June 30        March 31
                                          1994           1993           1993           1993           1993
                                        --------       -------        --------       -------        --------
Hibernia National Bank:
   Risk-based capital
      Tier 1                             13.59 %        13.35 %        12.82 %        12.12 %        11.46 %
      Total                              14.91 %        14.67 %        14.15 %        13.45 %        12.97 %
   Leverage capital                       7.09 %         7.04 %         6.61 %         6.21 %         5.80 %

Hibernia Corporation:
   Risk-based capital
      Tier 1                             15.63 %        15.56 %        15.67 %        14.96 %        14.34 %
      Total                              16.94 %        16.87 %        17.00 %        16.30 %        15.85 %
   Leverage capital                       8.17 %         8.25 %         7.98 %         7.68 %         7.28 %



                                    PART II.  OTHER INFORMATION



Item 6    Exhibits and Reports on Form 8-K

          (a)   Exhibits

          (b)   Reports on Form 8-K

                A report on form 8-K dated January 20, 1994, was filed by the registrant reporting Item 5 Other Events.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                    HIBERNIA CORPORATION
                                    (Registrant)





Date:  May 13, 1994          By:    /s/ Ron E. Samford, Jr.
                                    Ron E. Samford, Jr.
                                    Executive Vice President and
                                    Controller (principal accounting
                                    officer)