Form 10-K/A
period 1993-12-31
HIBERNIA CORP
filed 1994-06-29
CIK 47288

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D. C. 20549

                                FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT
               Filed pursuant to Section 12, 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934


                           HIBERNIA CORPORATION
            (Exact name of registrant as specified in charter)

                        AMENDMENT NO       1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto.




     Exhibits

          28.5 Additional Exhibit

               Annual Report on Form 11-K for the Retirement
               Security Plan of Hibernia Corporation and Affiliated
               Companies




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                               Hibernia Corporation
                               (Registrant)


Date  June 24, 1994      By/s/ Ron E. Samford, Jr.
                           Ron E. Samford, Jr.
                           Executive Vice-President, Controller
                           and Chief Accounting Officer

Part IV

Item 14 - Exhibits










                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 11-K




                  ANNUAL REPORT PURSUANT TO SECTION 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the year ended December 31, 1993


                        RETIREMENT SECURITY PLAN OF
               HIBERNIA CORPORATION AND AFFILIATED COMPANIES
          (Exact name of registrant as specified in its charter)


          LOUISIANA                             72-0724532
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


313 CARONDELET STREET, NEW ORLEANS, LOUISIANA        70130
   (Address of principal executive offices)       (zip code)


Registrant's telephone number, including area code:  504/533-5332

                                   INDEX

                       AUDITED FINANCIAL STATEMENTS


                                                       Page

Report of Independent Auditors                           3
Statements of Net Assets Available for Benefits
     December 31, 1993 and 1992                          4
Statements of Changes in Net Assets Available
     for Benefits - Years ended December 31,
     1993 and 1992                                       5
Notes to Financial Statements                          6-10


Supplemental Schedules:

Schedule I - Investments                                11
Schedule II - Transactions or Series of
     Transactions in Excess of 5% of the
     Current Value of Plan Assets                       12

Ernst & Young



                      Report of Independent Auditors


The Retirement Security Plan Committee
Retirement Security Plan of Hibernia
  Corporation and Affiliated Companies


We have audited the accompanying statements of net assets available for benefits of the Retirement Security Plan of Hibernia Corporation and Affiliated Companies as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1993 and 1992, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of investments (Schedule I) as of December 31, 1993, and transactions in excess of 5% of the current value of plan assets (Schedule II) for the year ended December 31, 1993 are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements, and in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                        /s/Ernst & Young

May 25, 1994

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

RETIREMENT SECURITY PLAN OF HIBERNIA CORPORATION
AND AFFILIATED COMPANIES

                                                                                     December 31, 1993
                                                                                               Short-Term
                                                                                                 Money
                                                                                                 Market    Fidelity
                                                                   Stock     Bond     Equity   Investment Investment
                                                                   Fund      Fund      Fund       Fund       Fund       Total
                                                                                    ($ in thousands)

ASSETS
  Investments, at fair value:
     Class A Common Stock of Hibernia Corporation                  $6,576                                               $6,576
   Hibernia National Bank
   Tower Mutual Funds:
     Bond Fund                                                               $2,684                                      2,684
     Equity Fund                                                                       $4,879                            4,879
   Cash equivalents                                                   614       253       704     $7,162         $47     8,780
   Certificates of deposit                                                                                       633       633
   Loans receivable from participants                                           393       668      1,569                 2,630
  Interest receivable                                                             9        14         29          12        64
  Contributions receivable from:
   Participants                                                                                                              -
   Hibernia Corporation and Affiliated Companies                                 29        59         99                   187
  Cash                                                                                                14                    14
          TOTAL ASSETS                                              7,190     3,368     6,324      8,873         692    26,447

LIABILITIES
  Payables arising from securities transactions not yet settled       601                                                  601
  Payable to participants for withdrawals,
     terminations, and refunds                                        189        92       140        305                   726

          NET ASSETS AVAILABLE FOR BENEFITS                        $6,400    $3,276    $6,184     $8,568        $692   $25,120

See notes to financial statements.

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS (cont.)

RETIREMENT SECURITY PLAN OF HIBERNIA CORPORATION
AND AFFILIATED COMPANIES

                                                                                     December 31, 1992
                                                                                               Short-Term
                                                                                                 Money
                                                                                                 Market    Fidelity
                                                                   Stock     Bond     Equity   Investment Investment
                                                                   Fund      Fund      Fund       Fund       Fund       Total
                                                                                    ($ in thousands)

ASSETS
  Investments, at fair value:
     Class A Common Stock of Hibernia Corporation                  $5,117                                               $5,117
   Hibernia National Bank
   Tower Mutual Funds:
     Bond Fund                                                               $2,396                                      2,396
     Equity Fund                                                                       $4,174                            4,174
   Cash equivalents                                                    90       174       229     $7,580         $65     8,138
   Certificates of deposit                                                                                       605       605
   Loans receivable from participants                                           343       652      1,389                 2,384
  Interest receivable                                                            10        14         47          13        84
  Contributions receivable from:
   Participants                                                                  17        36         56                   109
   Hibernia Corporation and Affiliated Companies                                 27        51        114                   192
  Cash                                                                                                                       -
          TOTAL ASSETS                                              5,207     2,967     5,156      9,186         683    23,199

LIABILITIES
  Payables arising from securities transactions not yet settled                                                              -
  Payable to participants for withdrawals,
     terminations, and refunds                                        276       150       435        784          20     1,665

          NET ASSETS AVAILABLE FOR BENEFITS                        $4,931    $2,817    $4,721     $8,402        $663   $21,534

See notes to financial statements.


RETIREMENT SECURITY PLAN OF HIBERNIA CORPORATION
AND AFFILIATED COMPANIES

                                                                          Year Ended December 31, 1993
                                                                                     Short-Term
                                                                                       Money
                                                                                       Market    Fidelity
                                                         Stock     Bond     Equity   Investment Investment
                                                         Fund      Fund      Fund       Fund       Fund      Total
                                                                           ($ in thousands)

ADDITIONS:
  Investment income:
    Dividends on Class A Common stock
     of Hibernia Corporation                                $25                                                 $25
    Cash equivalents                                          1        $2        $4       $223         $1       231
    Certificates of deposit                                                                            78        78
    Tower Mutual Funds:
     Bond Fund                                                        178                                       178
     Equity Fund                                                                118                             118
    Loans receivable from participants                                 38        54        124                  216

  Contributions:
    Participants                                                      434       891      1,068                2,393
    Hibernia Corporation and Affiliated Companies                     112       217        385                  714
  Participants' transfers from other funds                  669       121       383        228         (2)    1,399
                                                            695       885     1,667      2,028         77     5,352

DEDUCTIONS
  Distributions to participants due to
    withdrawals and terminations                            614       294       614        938         43     2,503
  Participants' transfers to other funds                    164       175       131        924          5     1,399
                                                            (83)      416       922        166         29     1,450


  Net unrealized appreciation (depreciation) in
    fair value of investments                             1,768       (18)       25                           1,775
  Net realized gain (loss) from disposition
    of investments                                         (216)       61       516                             361
        NET INCREASE (DECREASE)                           1,469       459     1,463        166         29     3,586

Net assets available for benefits at beginning of year    4,931     2,817     4,721      8,402        663    21,534

        NET ASSETS AVAILABLE FOR BENEFITS
            AT END OF YEAR                               $6,400    $3,276    $6,184     $8,568       $692   $25,120

See notes to financial statements

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS (cont.)

RETIREMENT SECURITY PLAN OF HIBERNIA CORPORATION
AND AFFILIATED COMPANIES

                                                                          Year Ended December 31, 1992
                                                                                     Short-Term
                                                                                       Money
                                                                                       Market    Fidelity
                                                         Stock     Bond     Equity   Investment Investment
                                                         Fund      Fund      Fund       Fund       Fund      Total
                                                                           ($ in thousands)

ADDITIONS:
  Investment income:
    Dividends on Class A Common stock
     of Hibernia Corporation
    Cash equivalents                                         $6        $2        $2       $319         $7      $336
    Certificates of deposit                                                                           108       108
    Tower Mutual Funds:
     Bond Fund                                                         30                                        30
     Equity Fund                                                                 25                              25
    Loans receivable from participants                        1        37        57        131                  226

  Contributions:
    Participants                                                      436       876      1,442                2,754
    Hibernia Corporation and Affiliated Companies                     113       214        473                  800
  Participants' transfers from other funds                1,116       209       432        346          3     2,106
                                                          1,123       827     1,606      2,711        118     6,385

DEDUCTIONS
  Distributions to participants due to
    withdrawals and terminations                          1,097     1,036     2,031      3,867        152     8,183
  Participants' transfers to other funds                    793       201       468        623         21     2,106
                                                          1,890     1,237     2,499      4,490        173    10,289
                                                           (767)     (410)     (893)    (1,779)       (55)   (3,904)

  Net unrealized appreciation (depreciation) in
    fair value of investments                             3,737       (86)   (1,093)                          2,558
  Net realized gain (loss) from disposition
    of investments                                         (832)      244       992                             404
        NET INCREASE (DECREASE)                           2,138      (252)     (994)    (1,779)       (55)     (942)

Net assets available for benefits at beginning of year    2,793     3,069     5,715     10,181        718    22,476

        NET ASSETS AVAILABLE FOR BENEFITS
            AT END OF YEAR                               $4,931    $2,817    $4,721     $8,402       $663   $21,534

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

RETIREMENT SECURITY PLAN OF HIBERNIA CORPORATION
AND AFFILIATED COMPANIES

December 31, 1993 and 1992

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting: The financial statements of the Retirement Security Plan of Hibernia Corporation and Affiliated Companies (the "Plan") have been prepared on the accrual basis of accounting.

Investments:   Certain funds are invested in Tower Mutual Funds (the
"Tower"), an open-ended management investment company. The Tower is managed by a Board of Trustees, composed of Hibernia employees. Investment decisions for the Tower are made by Hibernia National Bank, the Tower's investment adviser, subject to direction by the Trustees. The Tower consists of five funds. The Plan currently invests in three of these funds: the Tower Cash Reserve Fund, the Tower Total Return Bond Fund (the "Bond Fund") and the Tower Capital Appreciation Fund (the "Equity Fund"). The investment in these funds is stated at the Plan's pro-rata interest in the market value of the funds' net assets.

The investment in the Class A Common Stock of Hibernia Corporation is stated at market value based upon the stock's year-end sales price as quoted by the New York Stock Exchange.

Loans receivable from participants are stated at outstanding principal balances.

The bases of Common Stock and Tower Mutual Fund units sold are computed using the average historical cost method.

Costs and Expenses: Hibernia Corporation and its Affiliated Companies (the "Company"), at its sole discretion, pays the administrative expenses of the Plan, including legal, accounting and actuarial fees, and fees and expenses of the Trustee. If such fees and expenses are not paid by the Company they are paid out of Plan assets. For the years ended December 31, 1993 and 1992, the Company paid all administrative expenses of the Plan.

NOTE B - DESCRIPTION OF THE PLAN

The Plan, which is administered and maintained jointly by the Plan Administrator, Retirement Security Plan Committee (the "Committee"), and the Trust Division of Hibernia National Bank (the "Trustee"), is a contributory, defined contribution plan with employee thrift features conforming to the requirements of section 401(k) of the Internal Revenue Code. The Plan's assets are maintained and administered by the Trustee under a trust agreement which places certain investment responsibilities with the Trustee.

The Plan became effective on January 1, 1985 as a conversion of the Employee Pension Plan of Hibernia Corporation and Affiliated Companies and a merger with the Hibernia Corporation Employee Thrift Plan. All participants of the Hibernia Corporation Employee Thrift Plan became fully vested as of January 1, 1985 in both their contributions and the Company's contributions made on their behalf.

During 1986, the assets of the Fidelity National Employee Savings Plan totaling $1,379,769, were transferred into the Plan. These assets consisted primarily of long-term certificates of deposits with varying interest rates (11% to 12.5%) and maturity dates (1994 to 1997). These certificates are currently held in a separate fund, the Fidelity Investment Fund, which is not an investment option for plan participants. The only participants in this fund are ex-Fidelity employees who participated in the former savings plan. At December 31, 1993, there were 121 participants in this fund.

Effective January 1, 1992, employees are eligible to participate in the Plan after completing one year of service. Participants can choose to contribute from 1% to 5% (matched) and an additional 1% to 10% (unmatched) of their base compensation to the Plan. The Company matched the participants' contributions in 1993 and 1992 at varying percentages based on length of service as follows:

               Fewer than 6 years  -   25%
               6  -  10 years      - 37.5%
               More than 10 years  -   50%

The participants are 100% vested in the Company's contributions.

A separate account is established for each participant. The participant's account shares in the earnings (losses) of the various investment funds based upon the participant's pro-rata interest in the respective funds. (See Note
C).

The Company, by action of its Board of Directors, may modify, amend or terminate the Plan at any time. If the Plan is terminated, the interest of each participant shall be distributed in cash or kind, or continue to be held in trust.

During the year, a participant is allowed to withdraw from his account. The number of withdrawals allowed in any year may be prescribed by the Plan Administrator. Participant withdrawals are subject to certain restrictions.

Plan participants may, subject to certain conditions, borrow from their Plan accounts with the approval of the Plan Administrator.

The minimum loan is $1,000, and the maximum is the lesser of $50,000 or an amount based upon the balance in the participant's account and the participant's compensation. A maximum of two loans may be outstanding for a participant at any one time, however, the second loan cannot be funded within 12 months of the funding of the first loan.

The term of the loan may not exceed 5 years (10 years for loans used to acquire, construct, reconstruct, or substantially rehabilitate a participant's principal place of residence). Loans to participants carry an interest rate based on market conditions. The interest rate charged on participant loans approximated 8% at December 31, 1993 and 1992.

NOTE C - INVESTMENT FUNDS

The Plan has four investment funds participants may select upon enrollment. Participants may change their election quarterly. Each participant directs the Committee to invest contributions in multiples of 25% in the following
Funds:

     (a) The Equity Fund - equity investments or other short-term investments other than the Common Stock of Hibernia
          Corporation.

     (b) The Bond Fund - diversified fixed income securities and obligations or other short-term investments.

     (c) The Short-Term Money Market Investment Fund - any funds consisting primarily of short-term income producing securities.

     (d)  Hibernia Stock Fund - investment in Common Stock of Hibernia
          Corporation.

Participants were prohibited from investing in the Hibernia Stock Fund in 1992 and until December 31, 1993. Effective December 31, 1993 contributions were permitted to this fund. The contributions of any participant who does not make an investment election are invested in the Short-Term Money Market Investment Fund.

The total active participants in the Plan and the number of active participants in each fund at December 31, 1993 were as follows:

          Total Plan Participants                      1,675
          Equity Fund                                  1,006
          Bond Fund                                      871
          Short-Term Money Market Investment Fund      1,405
          Stock                                        1,381


The number of total participants is less than the sum of participants in each fund because many participants were participating in more than one fund.

NOTE D - INCOME TAXES

The Plan is designed to be a qualified defined contribution plan under section 401(k) of the Internal Revenue Code and has received a favorable letter of determination qualifying it for tax exempt status. The Plan has been amended since receiving the determination letter. However, the plan administrator and the Plan's tax counsel believe that the plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the plan was qualified and tax-exempt as of the financial statement date.

Participants are not taxed on their contributions, the Company's contribution to their account or earnings on the account until they actually receive a distribution from the Plan.

The Plan is also designed to comply with all requirements of the Employee Retirement Income Security Act of 1974.

NOTE E - INVESTMENTS

The net unrealized appreciation (depreciation) of investments included in net assets available for benefits as of December 31, 1993 and 1992 is as follows:

                                           1993                               1992
                                Stock      Bond     Equity         Stock      Bond      Equity
                                 Fund      Fund      Fund          Fund       Fund       Fund
                                       ($ in thousands)                   ($ in thousands)

Balance at beginning of year   ($2,445)     $631    $1,166        ($6,182)     $717     $2,259
Change for year                  1,768       (18)       25          3,737       (86)    (1,093)
Balance at end of year           ($677)     $613    $1,191        ($2,445)     $631     $1,166



The net realized gain or loss on the sale or distribution of investments for 1993 and 1992 is as follows:

                                           1993                               1992
                                Stock      Bond     Equity         Stock      Bond      Equity
                                 Fund      Fund      Fund          Fund       Fund       Fund
                                     ($ in thousands)                  ($ in thousands)

Sales price or market price at
  date of distribution            $851    $1,218    $2,510         $1,569    $2,196     $4,693
Original Cost                    1,067     1,157     1,994          2,401     1,952      3,701
Realized gain (loss)             ($216)      $61      $516          ($832)     $244       $992


NOTE F - RIGHTS OFFERING

On November 12, 1992 Hibernia Corporation commenced an offering to shareholders of record on that date to purchase 19.8 million shares of common stock at a subscription price of $4.00 per share. The Plan received a total of 415,154 rights. In 1992, participants exercised 233,112 rights at the subscription price and purchased an additional 44,611 rights through an oversubscription privilege.

SCHEDULE I - INVESTMENTS

RETIREMENT SECURITY PLAN OF HIBERNIA CORPORATION
AND AFFILIATED COMPANIES

December 31, 1993

                                    Balance Held at
                                    Close of Period
Name of Issuer and                  (Number of Shares/
  Title of Issue                    Principal Amount)   Cost       Market Value

Class A Common Stock of
  Hibernia Corporation              848,537 shares   $7,252,605      $6,576,160

Tower Mutual Funds:

  Bond Fund                         262,653 units     2,071,468       2,684,316

  Equity Fund                       354,043 units     3,688,312       4,878,716

Cash equivalents                    $8,780,222        8,780,222       8,780,222

Certificates of deposit               $633,044          633,044         633,044

Loans receivable from participants  $2,630,494        2,630,494       2,630,494

RETIREMENT SECURITY PLAN OF HIBERNIA CORPORATION
AND AFFILIATED COMPANIES

Year Ended December 31, 1993
                                                                    Current
                                          Closing                   Value of
                                         Price or       Cost        Asset on
                           Purchase       Selling        of       Transaction
                             Price         Price        Asset         Date

Description of Assets

Bond Fund
Tower Cash Reserve Fund*    1,185,656                 1,185,656     1,185,656
Tower Cash Reserve Fund*                 1,141,502    1,141,502     1,141,502

Equity Fund
Tower Cash Reserve Fund*    2,304,551                 2,304,551     2,304,551
Tower Cash Reserve Fund*                 1,890,349    1,890,349     1,890,349

Money Market Fund
Tower Cash Reserve Fund*    3,041,768                 3,041,768     3,041,768
Tower Cash Reserve Fund*                 3,577,092    3,577,092     3,577,092

* Indicates party-in-interest to the plan.