Form 10-Q
period 1994-06-30
HIBERNIA CORP
filed 1994-08-15
CIK 47288

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                      FORM 10-Q




                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994                Commission File Number 1-10294


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


Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                           Outstanding at July 31, 1994
Class A Common Stock, no par value                88,667,382   Shares


CONSOLIDATED BALANCE SHEETS
Hibernia Corporation and Subsidiary
                                                                      June 30    December 31    June 30
Unaudited ($ in thousands)                                             1994         1993          1993
                                                                     ---------   ------------   --------
ASSETS
  Cash and due from banks                                             $236,320     $216,675     $192,406
  Short-term investments                                                75,245      220,000      288,105
  Securities available for sale                                        435,223      402,579      438,472
  Securities held to maturity (estimated fair values at
      June 30, 1994, December 31, 1993 and June 30, 1993,
      respectively, were $1,468,842, $1,543,893, and $1,467,300)     1,501,374    1,518,292    1,427,875
  Loans, net of unearned income                                      2,498,068    2,328,119    2,230,827
      Reserve for possible loan losses                                (158,332)    (159,143)    (185,189)
          Loans, net                                                 2,339,736    2,168,976    2,045,638
  Bank premises and equipment                                           84,938       81,291       85,900
  Customers' acceptance liability                                        9,730       11,800        4,315
  Other assets                                                         174,598      175,970      185,265
          TOTAL ASSETS                                              $4,857,164   $4,795,583   $4,667,976

LIABILITIES
  Deposits:
      Demand, noninterest-bearing                                     $763,265     $812,693     $694,910
      Interest-bearing                                               3,385,878    3,273,342    3,336,116
          Total Deposits                                             4,149,143    4,086,035    4,031,026
  Federal funds purchased and securities sold under
      agreements to repurchase                                         166,197      137,986      121,760
  Liability on acceptances                                               9,730       11,800        4,315
  Payables arising from securities transactions not yet settled              -       50,875       49,775
  Other liabilities                                                     89,354       80,515       67,430
          TOTAL LIABILITIES                                          4,414,424    4,367,211    4,274,306

SHAREHOLDERS' EQUITY
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; issued and
      outstanding - none                                                     -            -            -
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued and
     outstanding - 83,717,760, 83,611,764, and 83,376,649 at
     June 30, 1994, December 31, 1993, and June 30, 1993               160,738      160,535      160,083
  Surplus                                                              405,362      404,745      404,388
  Retained earnings (deficit)                                         (118,276)    (147,160)    (170,801)
  Unrealized gain (loss) on securities available for sale               (5,084)      10,252            -
          TOTAL SHAREHOLDERS' EQUITY                                   442,740      428,372      393,670
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $4,857,164   $4,795,583   $4,667,976

See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
Hibernia Corporation and Subsidiary
                                                      Three Months Ended June 30    Six Months Ended June 30
                                                      ----------------------------   ------------------------
Unaudited ($ in thousands, except per-share data)          1994        1993             1994      1993
                                                        ---------     ---------       --------   --------
Interest Income
    Interest and fees on loans                           $49,949      $46,110         $96,700    $92,960
    Interest on securities available for sale:
      U.S. government securities and obligations of
        U.S. government agencies                           6,049        7,644          11,626     16,481
      Other                                                  278          118             396        213
    Interest on securities held to maturity:
      U.S. government securities and obligations of
        U.S. government agencies                          20,637       19,993          41,557     37,234
    Trading account interest                                   9            8              15         10
    Interest on time deposits in domestic banks                -            7               -        181
    Interest on federal funds sold and securities
      purchased under agreements to resell                   945        1,770           2,428      5,140
     Total Interest Income                                77,867       75,650         152,722    152,219
Interest Expense
    Interest on deposits                                  26,600       25,452          51,423     50,573
    Interest on federal funds purchased and securities
      sold under agreements to repurchase                  1,206          937           2,291      1,798
    Interest on debt                                           -           85               -        279
     Total Interest Expense                               27,806       26,474          53,714     52,650
     Net Interest Income                                  50,061       49,176          99,008     99,569
Provision for possible loan losses                             -        3,800               -      8,800
     Net Interest Income After Provision for
        Possible Loan Losses                              50,061       45,376          99,008     90,769
Noninterest Income
    Trust fees                                             3,272        3,320           6,223      6,374
    Service charges on deposits                            8,598        7,624          16,482     14,838
    Other service, collection and exchange charges         4,659        4,073           9,266      7,985
    Other operating income                                 1,311        2,775           3,068      4,291
    Securities gains, net                                      -            -               -          -
     Total Noninterest Income                             17,840       17,792          35,039     33,488
Noninterest Expense
    Salaries and employee benefits                        22,758       20,654          45,167     41,397
    Occupancy expense, net                                 5,187        5,029          10,286      9,922
    Equipment expense                                      2,599        2,648           5,432      5,385
    Data processing expense                                4,562        4,345           9,291      8,014
    Foreclosed property expense, net                        (645)          68          (4,900)     2,662
    Other operating expense                               14,230       18,906          31,445     35,076
     Total Noninterest Expense                            48,691       51,650          96,721    102,456
Income Before Income Taxes                                19,210       11,518          37,326     21,801
Income tax expense                                           771            -           1,751          -
     Net Income                                          $18,439      $11,518         $35,575    $21,801
     Net Income Per Share                                  $0.22        $0.14           $0.43      $0.26

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Hibernia Corporation and Subsidiary
                                                                                                       Unrealized
                                                    Shares of                           Retained     Gains (Losses)
Six Months Ended June 30, 1994                        Common      Common                Earnings     on Securities
Unaudited ($ in thousands)                            Stock        Stock     Surplus   (Deficit)   Available for Sale    Total
                                                     ----------   --------   --------  ----------- -------------------  --------
Balances at December 31, 1993                        83,611,764   $160,535   $404,745   ($147,160)            $10,252   $428,372
Net income                                                    -          -          -      35,575                   -     35,575
Issuance of Common Stock:
   Divdend Reinvestment Plan                            101,321        194        603           -                   -        797
   Stock Option Plan                                      4,675          9         14           -                   -         23
Cash dividends declared                                       -          -          -      (6,691)                  -     (6,691)
Change in unrealized valuation of securities
   available for sale                                         -          -          -           -             (15,336)   (15,336)
     Balances at June 30, 1994                       83,717,760   $160,738   $405,362   ($118,276)            ($5,084)  $442,740

                                                                                                       Unrealized
                                                    Shares of                           Retained     Gains (Losses)
Six Months Ended June 30, 1993                        Common      Common                Earnings     on Securities
Unaudited ($ in thousands)                            Stock        Stock     Surplus   (Deficit)   Available for Sale    Total

Balances at December 31, 1992                        82,397,009   $158,202   $403,528   ($192,602)                  -   $369,128
Net income                                                    -          -          -      21,801                   -     21,801
Issuance of Common Stock:
   Divdend Reinvestment Plan                              3,793          7         20           -                   -         27
   Stock Option Plan                                     13,508         26         41           -                   -         67
Issuance of Common Stock pursuant  to the
   exercise of Common Stock Purchase Warrants           962,339      1,848        799           -                   -      2,647
     Balances at June 30, 1993                       83,376,649   $160,083   $404,388   ($170,801)                  -   $393,670

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hibernia Corporation and Subsidiary
Six Months Ended June 30
Unaudited ($ in thousands)                                         1994           1993
                                                                  --------       -------
Oerating Activities
  Net income                                                       $35,575       $21,801
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses                              -         8,800
         Amortization of intangibles and deferred charges            2,546         3,797
         Depreciation and amortization                               5,567         5,501
         Premium amortization, net of discount accretion             8,377         6,796
         Gain on sale of assets                                     (4,398)       (3,610)
         ORE and other valuation adjustments                           113         3,850
         Increase in interest receivable and other assets           (6,844)      (14,202)
         Increase in interest payable and other liabilities          8,839       118,255
       Net Cash Provided By Operating Activities                    49,775       150,988

Investing Activities
  Purchases of securities                                         (244,057)     (766,060)
  Maturities of securities                                         204,373       240,976
  Decrease in payables arising from securities transactions        (50,875)     (101,569)
  Net decrease (increase) in loans                                (285,002)       85,787
  Proceeds from sales of loans                                     113,663        28,850
  Purchases of premises, equipment and other assets                 (9,043)       (3,682)
  Proceeds from sales of other real estate acquired                 10,363        11,688
       Net Cash Used By Investing Activities                      (260,578)     (504,010)

Financing Activities
  Net increase (decrease) in domestic deposits                      47,621        (8,796)
  Net increase in time deposits - foreign office                    15,487         3,382
  Net increase in short-term borrowings                             28,211         9,858
  Retirement of debt                                                     -        (8,077)
  Issuance of common stock                                             820         2,741
  Dividends paid                                                    (6,691)            -
       Net Cash Provided (Used) By Financing Activities             85,448          (892)
Decrease in cash and cash equivalents                             (125,355)     (353,914)
Cash and cash equivalents at beginning of year                     436,675       832,419
       Cash And Cash Equivalents at End of period                 $311,320      $478,505

See notes to consolidated financial statements.


      Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

      Note 2 STOCK OPTIONS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors to purchase shares of Class A Common Stock at no less than the fair market value of the stock at the date of grant. All options granted prior to 1992 became exercisable six months from the date of grant. The remaining options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant.

      Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted. Options granted under the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan do not expire unless the holder dies, retires, becomes permanently disabled or leaves the employ of the Company, at which time the options expire at various times ranging from 30 to 180 days. All options vest immediately upon a change in control of the Company.

      At June 30, 1994, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan amounted to 161,216;
1,155,032; and 845,000, respectively.

      The table below summarizes the activity in the plans during the second quarter of 1994:

                                       Incentive        Non-Qualified
1987 STOCK OPTION PLAN

Outstanding, March 31, 1994                190,741           1,368,248
Granted                                          -               5,000
Canceled                                         -              (2,271)
Exercised                                        -              (4,227)
Outstanding, June 30, 1994                 190,741           1,366,750

  Exercisable, June 30, 1994                64,068             570,757


LONG-TERM INCENTIVE PLAN

Outstanding, March 31, 1994                  12,598           2,530,137
Granted                                           -                  -
Canceled                                          -             (37,680)
Outstanding, June 30, 1994                   12,598           2,492,457

Exercisable, June 30, 1994                        -                   -



                                       Incentive        Non-Qualified


DIRECTORS' STOCK OPTION PLAN

Outstanding, March 31, 1994                      -              75,000
Granted                                          -              80,000
Canceled                                         -                   -
Outstanding, June 30, 1994                       -             155,000

Exercisable, June 30, 1994                       -                   -


      Note 3 MERGER AGREEMENTS During 1993 and 1994 the Company entered into merger agreements with five Louisiana financial institutions. Mergers with Commercial Bancshares, Inc., and Bastrop National Bank were effective July 1, 1994. Mergers with First Bancorp of Louisiana, Inc., and First Continental Bancshares, Inc., were effective August 1, 1994. A fifth merger, with Pioneer Bancshares Corporation is expected to be consummated in the fourth quarter of 1994 pending regulatory and shareholder approval. All of these mergers will be accounted for as poolings of interests.

      The following table shows Hibernia Corporation and Pro Forma Hibernia Corporation results as of and for the six months ended
June 30, 1994 giving effect to the mergers with Commercial
Bancshares, Inc., Bastrop National Bank, First Bancorp of
Louisiana, Inc., and First Continental Bancshares, Inc.



                                        As Reported          Pro Forma


Total Assets                           $   4,857,164      $   5,691,868
Total Equity                           $     442,740      $     485,961
Net Income                             $      35,575      $      37,055
Average Shares Outstanding                83,662,494         96,683,988
Net Income Per Share                   $         .43      $         .38

      Note 4 PER-SHARE DATA Income per common share data are based on the weighted average number of shares outstanding of 83,662,494 and 83,689,537 for the six months and three months ended June 30, 1994, and 82,825,792 and 83,247,288 for the six months and three months ended June 30, 1993.

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

      The Company has established reserves for potential litigation losses of approximately $11,580,000 at June 30, 1994. In the opinion of management and counsel, the aggregate unreserved liability or loss, if any, of legal proceedings will not have a significant effect on the consolidated financial statements of the Company.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA  (1)
Hibernia Corporation and Subsidiary
                                         Three Months Ended                      Six Months Ended
($ in thousands, except             June 30       March 31      June 30        June 30       June 30
    per-share data)                  1994          1994          1993           1994          1993

Interest income                    $ 77,867      $ 74,854      $ 75,650       $152,722      $152,219
Interest expense                     27,806        25,907        26,474         53,714        52,650
    Net interest income              50,061        48,947        49,176         99,008        99,569
Provision for possible loan losses        -             -         3,800              -         8,800
    Net interest income after provis 50,061        48,947        45,376         99,008        90,769
Noninterest income:
    Noninterest income               17,840        17,200        17,792         35,039        33,488
    Securities gains                      -             -             -              -             -
Noninterest income                   17,840        17,200        17,792         35,039        33,488
Noninterest expense                  48,691        48,031        51,650         96,721       102,456
    Income before taxes              19,210        18,116        11,518         37,326        21,801
Income tax expense                      771           980             -          1,751             -
    Net Income                     $ 18,439      $ 17,136      $ 11,518       $ 35,575      $ 21,801
Income per common share (2)        $   0.22      $   0.20      $   0.14       $   0.43      $   0.26
Cash dividends declared per share  $   0.04      $   0.04      $      -       $   0.08      $      -
Average shares outstanding (000s)    83,690        83,635        83,247         83,662        82,826
Selected Quarter-End Balances
    ($ in millions)
Loans                              $2,498.1      $2,347.5      $2,230.8
Total assets                       $4,857.2      $5,019.2      $4,668.0
Deposits                           $4,149.1      $4,316.9      $4,031.0
Debt                               $      -      $      -      $      -
Equity                             $  442.7      $  431.7      $  393.7
Selected Average Balances
    ($ in millions)
Loans                              $2,430.4      $2,315.3      $2,247.6       $2,373.2      $2,259.1
Total assets                       $4,841.9      $4,872.4      $4,624.5       $4,857.1      $4,651.0
Deposits                           $4,148.3      $4,113.0      $4,009.5       $4,130.7      $4,010.0
Debt                               $      -      $      -      $    3.7       $      -      $    5.9
Equity                             $  436.1      $  434.4      $  388.5       $  435.3      $  381.1
Selected Ratios (%)
Return on average assets               1.52          1.41          1.00           1.46          0.94
Return on average equity              16.91         15.78         11.86          16.35         11.44
Net interest margin                    4.53          4.42          4.64           4.48          4.69
Efficiency   (3)                      70.75         71.68         75.88          71.21         75.68
Tier 1 risk-based capital             15.45         15.63         14.96
Total risk-based capital              16.76         16.94         16.30
Leverage                               8.54          8.17          7.68

(1) Prior periods have been conformed to current-period presentation.
(2) Income per share data were based on the weighted average number of common shares outstanding in the respective period.
    Dividends per share are historical amounts.
(3) Noninterest expense as a percentage of net interest income (T.E.) plus noninterest income (excluding securities transactions).

MANAGERMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the "Company") and its bank subsidiary (the "Bank") and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


SECOND QUARTER 1994 HIGHLIGHTS

Hibernia Corporation continued its strong performance by posting second quarter 1994 results showing sharply increased earnings, growth in loans and deposits and continued asset quality improvement.

   * Net income totaled $18.4 million ($.22 per share), up 60% from $11.5 million ($.14 per share) in the second quarter of 1993 and up 8% over the $17.1 million ($.20 per share) reported in the first quarter of 1994. Net income for the first six months of 1994 was $35.6 million ($.43 per share), up 63% from $21.8 million ($.26 per share) in 1993's first half.

   * Returns on assets and equity were 1.52% and 16.91%, respectively, compared to 1.00% and 11.86% in the second quarter of 1993. Six-month returns on assets and equity were 1.46% and 16.35% in 1994 compared to .94% and 11.44% in 1993.

   * Total loans grew at an annual rate of 26% during the second quarter of 1994. Loans increased to $2.5 billion at the close of the latest quarter, 12% higher than a year earlier, and more than 6% higher than March 31, 1994.

   * Nonperforming assets decreased 59% from a year ago and 23% from March 31, 1994 to $47.6 million at June 30, 1994. Nonperforming assets stand at 1.89% of loans plus foreclosed assets, down from 5.11% at June 30, 1993 and 2.59% at March 31 this year.

   * There were no loan loss provisions in the second quarter or first six months of 1994 compared to provisions of $3.8 million and $8.8 million in the same periods in 1993. Reserve coverage of nonperforming loans improved to 629% compared to 237% a year ago.

   *  Merger activity is summarized below:
                                           Assets
                                           6/30/94
   Bank Holding Company / Bank             (millions) Merger Date
   ---------------------------          ------------  -----------
   Commercial Bancshares, Inc.               $165     July 1, 1994
     First Commercial Bank
   Bastrop National Bank                     $117     July 1, 1994
   First Bancorp of Louisiana, Inc.          $214     August 1, 1994
     First National Bank of West Monroe
     Southern National Bank at Tallulah
   First Continental Bancshares, Inc.        $375     August 1, 1994
     First National Bank of Jefferson Parish
   Pioneer Bancshares Corporation            $362     Fourth Quarter, 1994*
         Pioneer Bank & Trust Co.

      *  Estimated.  Pending regulatory and shareholder approval.

   Hibernia's board of directors in July raised the quarterly cash dividend to $.05 per share. This follows the $.04 per share dividends declared in April and January of 1994. The most recent dividend is payable August 23 to shareholders of record on August 5.


FINANCIAL CONDITION:

EARNING ASSETS

   Earning assets averaged $4,506.5 million in the second quarter of 1994, a $166.8 million (4%) increase from the second-quarter 1993 average of $4,339.7 million. Compared to the second quarter of 1993, average loans increased $182.8 million (8%) and securities held to maturity increased $135.0 million (10%), while short-term investments decreased $138.2 million (58%).

   Loans. Average loans for the second quarter of 1994 of $2,430.4 million were up $115.1 million (5%) over the first quarter of 1994 and up $182.8 million (8%) compared to the second quarter of 1993. For the first half of 1994, average loans increased $114.1 million (5%) to $2,373.2 million compared to the same period in 1993.

   Table 1 presents the Company's loan portfolio classified according to industry concentration at June 30, 1994, March 31, 1994 and June 30, 1993. Total loans increased $150.6 million (6%) during the second quarter of 1994. Commercial loans increased $81.9 million (6%) in spite of the Company's continuing successful efforts to reduce the level of nonperforming and criticized assets. Consumer loans also increased in the second quarter of 1994, up $68.7 million (8%), primarily due to the continued growth in indirect lending and revolving credit lines.


Compared to June 30, 1993, loans increased $267.3 million (12%) as consumer loans were up $228.6 million (31%), and commercial loans increased $38.7 million (3%). The change in the mix during this period evidences the Company's strategy of seeking growth in consumer lending while maintaining preeminence in Louisiana commercial lending. Consumer loans comprised 38.8% of the loan portfolio at June 30, 1994 compared to 33.2% at June 30, 1993.

   Securities Available for Sale. Average securities available for sale decreased $12.8 million from the second quarter of 1993 to $447.0 million. For the first half of 1994 average securities available for sale decreased $14.4 million (3%) to $458.7 million compared to the first half of 1993. Both declines reflect the effects of contractual repayments and prepayments of principal related to residential mortgage refinancings, partially offset by purchases of adjustable-rate mortgage-backed securities. Securities classified as "available for sale" are primarily mortgage-backed securities. Beginning December 31, 1993, securities available for sale are stated at fair value with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity. During 1993, securities available for sale were stated at amortized cost.

   Securities Held to Maturity. Average securities held to maturity for the second quarter of 1994 increased $135.0 million (10%) compared to the same period a year ago, while the year-to-date average increased $268.0 million (21%) in 1994 compared to the first half of 1993. These increases reflect the growth in investable funds in excess of opportunities for new loans that the Company experienced in 1993.

   Short-Term Investments. Average short-term investments (primarily federal funds sold and reverse repurchase agreements) for the three months ended June 30, 1994, decreased $138.2 million compared to the second quarter of 1993 as the Company invested excess liquidity in higher-yielding loans and securities. For the first six months of 1994, this shift in the allocation of earning assets resulted in a $201.8 million decrease in average short-term investments compared to the same period a year earlier.


ASSET QUALITY

   Table 2 presents a summary of nonperforming assets at the end of the past five quarters. Table 3 presents a summary of changes in nonperforming assets for the second quarter and first six months of 1994 and 1993.


   Nonperforming assets -- which include nonaccrual loans, restructured loans and foreclosed assets (including in-substance foreclosures) -- totaled $47.6 million at June 30, 1994, down 59% compared to $116.0 million at June 30, 1993. Foreclosed assets totaled $22.4 million at June 30, 1994, and included $16.7 million of in-substance foreclosures. Nonperforming assets declined $13.9 million during the second quarter of 1994, following a $20.9 million decrease in the first quarter of 1994. As illustrated in Table 3, $22.3 million of the $34.8 million decline in 1994 was attributable to payments on and sales of nonperforming assets. Also, $11.3 million of nonperforming loans were returned to performing status. As a percentage of total loans plus foreclosed assets, nonperforming assets at June 30, 1994, improved to 1.89% from 5.11% at June 30, 1993, and 3.50% at year-end 1993.

   In addition to the nonperforming assets discussed above, management has identified other commercial loans for which payments are current that are subject to potential future classification as nonperforming. As of June 30, 1994, there were $46.8 million of these loans, compared to $53.0 million at March 31, 1994 and $33.7 million at year-end 1993. The bulk of the increase versus year-end was due to a single large commercial real estate loan.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

   The Company made no provision to the reserve for possible loan losses during the first half of 1994, compared to an $8.8 million provision a year ago ($3.8 million in the second quarter). A $17.5 million negative provision was recorded in the fourth quarter of 1993. The absence of a provision in the current year reflects continued improvement in asset quality, evidenced by declines in net charge-offs and lower levels of nonperforming loans. Because net charge-offs in 1994 totaled just $.8 million, reserve coverage continued to strengthen as the level of nonperforming assets declined. The reserve for possible loan losses as a percentage of nonperforming loans increased to 629% at June 30, 1994 compared to 237% a year ago and 292% at year-end 1993.

   Net charge-offs in the second quarter of 1994 declined $3.1 million (84%) compared to a year ago. Gross charge-offs decreased $2.2 million (31%) and recoveries on loans previously charged-off increased $.9 million (29%). Year-to-date net charge-offs were down $7.9 million (91%). As a percentage of average loans, annualized net loan charge-offs for the second quarter and the first half of 1994 were .10% and .07%, respectively. The comparable charge-off ratios in 1993 were .65% and .77%, respectively.

   The reserve for possible loan losses totaled $158.3 million, or 6.3% of total loans, at June 30, 1994, compared to $185.2 million, or 8.3%, a year earlier. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the second quarter and first six months of 1994 and 1993.

FUNDING SOURCES:

DEPOSITS AND BORROWINGS

   Deposits. Average deposits totaled $4,148.3 million in the second quarter of 1994, a $138.8 million (3%) increase from the second quarter of 1993. Average core deposits were up $151.9 million (5%) due to increases in demand, NOW, money-market and savings deposits. Noncore deposits declined $13.1 million (2%) as public fund certificates of deposit decreased $8.8 million, other large denomination certificates of deposits decreased $13.2 million and foreign time deposits increased $8.9 million.

   Table 5 presents the composition of average deposits for the second and first quarters of 1994 and the second quarter of 1993.


   Borrowings. Average borrowings (which include federal funds purchased, securities sold under agreements to repurchase and debt) increased $24.5 million to $154.2 million for the second quarter of 1994 compared to the second quarter of 1993. The increase resulted from an increase in repurchase agreements with major customers, as well as the purchase of federal funds by the Company from correspondent downstream banks.


INTEREST RATE SENSITIVITY

   The primary objective of asset/liability management is controlling interest rate risk. On a monthly basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports, and attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may limit interest rate risk by alterations to the mix of floating- and fixed-rate assets and liabilities, changes to pricing schedules and adjustment of maturities through sales and purchases of securities. On a limited basis, the Company enters into interest rate swap agreements in order to manage interest rate exposure and not for speculative purposes.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

   Taxable-equivalent net interest income for the three months ended June 30, 1994, totaled $51.0 million, a $.7 million increase from the same period in 1993 and a $1.2 million increase from the first quarter of 1994. The increase over the second quarter of 1993 was primarily the result of the positive effect of the change in the mix of earning assets from lower-yielding short-term investments into loans and securities held to maturity, accompanied by overall growth in earning assets. These factors were partially offset by lower yields on securities and loans and higher rates paid on deposits. The shift in the mix of earning assets was the primary reason for the increase compared to the first quarter of 1994.

   Net interest income decreased $1.1 million from the first six months of 1993 to $100.8 million for the first six months of 1994. The yields on both loans and securities (primarily mortgage-backed securities) decreased in spite of the rise in market rates experienced in the first six months of 1994 as the levels of prepayments and refinancings of consumer mortgages and large commercial loans surged in anticipation of the increase in market rates. The unfavorable effect of these lower yields offset the growth and the change in the mix of earning assets, while deposit rates remained relatively stable.

   The net interest margin was 4.53% for the second quarter of 1994 compared to 4.64% in the second quarter of 1993 and 4.42% in the first quarter of 1994. Table 6 details the net interest margin for the most recent five quarters.


   Table 7 presents an analysis of the Company's taxable-equivalent net interest income and average balance sheets for the three months ended June 30, 1994, March 31, 1994, and June 30, 1993, and for the first six months of 1994 and 1993. Table 8 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 1994 and the first quarter of 1994 and between the second quarter of 1994 and the second quarter of 1993.


NONINTEREST INCOME

   Noninterest income totaling $17.8 million for the second quarter of 1994 was unchanged compared to the same period of 1993. For the first six months of 1994 compared to the same period in 1993, noninterest income increased $1.6 million (5%) to $35.0 million. The major categories of noninterest income for the three months and six months ended June 30, 1994, and the comparable periods in 1993 are presented in Table 9. Service charges on deposits increased $1.0 million (13%) for the quarter and $1.6 million (11%) for the six months due to both pricing increases and an increase in fee-generating deposit balances. Retail investment service income rose $.2 million (14%) and $.8 million (35%) for the three month and six month periods, respectively. Included in other income are gains from the sale of mortgage loans, which decreased $.8 million for the quarter and $.7 million
for the six months.   The Company enters into "forward" contracts to
securitize and sell its expected production of mortgage loans at a "locked-in" rate. The rise in mortgage loan rates in the second quarter led to an excess in the volume of loans produced. That "overproduction" of mortgage loans was sold in the secondary market at a loss.

NONINTEREST EXPENSE

   For the second quarter of 1994, noninterest expense totaled $48.7 million, a $3.0 million (6%) decrease from the second quarter of 1993. For the first half of 1994, noninterest expense compared to the same period in 1993, was down $5.7 million (6%) to $96.7 million. Noninterest expense for the three months and six months ended June 30, 1994 and June 30, 1993, is presented by major category in Table 10.

   Staff costs, the largest component of noninterest expense, increased $2.1 million (10%) for the quarter compared to the same period a year ago, while year-to-date staff costs were up $3.8 million (9%). Increases in the number of full-time equivalent employees, annual merit increases effective primarily in the second quarter of 1994, and management incentive programs based on the Company's profitability were the primary reasons for the rise in staff costs.

   Outside data processing expenses for the second quarter of 1994 versus the comparable period in 1993 increased $.2 million (5%) and year-to-date expenses increased $1.3 million (16%) due to higher fees from its third-party data processor, as well as to conversion efforts relating to merger activities. In 1995, the Company's outside data processing will be provided by a new vendor. The Company expects the change in vendors to result in significant savings in 1995 and beyond.

   Net foreclosed property expense decreased $.7 million in the second quarter of 1994 compared to the same quarter a year ago. Year-to-date expenses were down $7.6 million in 1994 versus 1993. The decreases resulted from increased gains from the sale of foreclosed assets, lower costs resulting from the reduced level of foreclosed assets and dramatic decreases in charges to the valuation allowance for foreclosed assets. The second quarter and first half of 1994 charges totaled just $.1 million compared to charges in 1993 of $1.4 million for the second quarter and $3.9 million for the first six months.


   Deposit insurance premiums decreased over 15% for both the second quarter and first six months of 1994 compared to the same periods a year ago, down $.5 million for the quarter and $1.0 million year-to-date. Computed under the risk-related premium system beginning in 1993, the deposit insurance premium declined because of a reduction in the assessment rate used in the calculation. This reduction reflects Hibernia's improved capital position and management rating from the Office of the Comptroller of the Currency.

   Amortization of intangibles during the second quarter of 1994 compared to the second quarter of 1993 decreased $.9 million (40%), and decreased $1.2 million (33%) for the first six months of 1994 compared to the same period in 1993. Significant prepayments on mortgage loans for which the Company had purchased the servicing rights resulted in unexpected writedowns in 1993 of these intangible assets.

   Other changes in noninterest expense in the second quarter and first half of 1994 compared to the same period in 1993 related to a $3.1 million expense in the second quarter of 1993 to establish litigation reserves.

   The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 70.75% for the second quarter of 1994, a significant improvement from 75.88% for the same period in 1993. Similarly, for the first six months of 1994, the efficiency ratio was 71.21% compared to 75.68% in 1993's first half. This improvement in efficiency reflects continued cost control efforts and increased noninterest income.


INCOME TAXES

   The Company recorded a $.8 million provision for state income taxes in the second quarter of 1994 and a $1.8 million provision in the first six months of 1994. The Bank is subject to a Louisiana shareholder tax based partly on income. In the second quarter of 1994, the Company recorded a deferred federal tax benefit equal to its current federal tax liability.


CAPITAL

   Shareholders' equity totaled $442.7 million at June 30, 1994, compared to $393.7 million at June 30, 1993. The increase is primarily the result of net income over the most recent 12 months totaling $61.7 million, partially offset by $9.2 million in cash dividends and $5.1 million in unrealized losses on securities available for sale. Risk-based capital and leverage ratios for Hibernia Corporation and Hibernia National Bank exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios for the Company and the Bank for the most recent five quarters.


LIQUIDITY

   The Company's loan-to-deposit ratio, one measure of liquidity, increased from 55.3% at June 30, 1993 to 60.2% at June 30, 1994. Management believes that current and projected levels of short-term investments and securities available for sale are adequate to meet the Company's liquidity needs. The Company's continuing improvement in certificate of deposit ratings enhances its ability to raise funds in the open market. In addition, membership in the Federal Home Loan Bank of Dallas further enhances liquidity management by providing a readily accessible source of funds.

TABLE 1  -  LOAN COMPOSITION
                           June 30, 1994               March 31, 1994              June 30, 1993
                        Loans        Percentage     Loans        Percentage     Loans        Percentage
($ in millions)       Outstanding    of Total     Outstanding    of Total    Outstanding     of Total
                      -------------------------   ------------------------   ---------------------------
Commercial:
  Energy               $   50.1         2.0 %      $   50.2         2.1 %      $   70.7          3.2 %
  Transportation,
      communications
      and utilities        98.9         4.0           102.3         4.4           123.2          5.5
  Commercial real estate  367.7        14.7           306.3        13.0           316.1         14.2
  Health care             219.5         8.8           226.4         9.6           230.4         10.3
  Services                266.6        10.7           246.6        10.5           186.8          8.4
  Commercial and
      industrial          379.2        15.1           374.8        16.0           416.9         18.7
  Other commercial        146.2         5.9           139.7         6.0           145.4          6.5
      Total commercial  1,528.2        61.2         1,446.3        61.6         1,489.5         66.8
Consumer:
  Residential mortgage    387.4        15.5           380.0        16.2           328.2         14.7
  Indirect                320.1        12.8           269.7        11.5           175.1          7.8
  Student                  69.7         2.8            72.4         3.1            59.3          2.7
  Revolving credit         60.4         2.4            51.8         2.2            49.7          2.2
  Other                   132.3         5.3           127.3         5.4           129.0          5.8
      Total consumer      969.9        38.8           901.2        38.4           741.3         33.2

Total Loans            $2,498.1       100.0 %      $2,347.5       100.0 %      $2,230.8        100.0 %

TABLE 2  -  NONPERFORMING ASSETS
                                      June 30        March 31       Dec. 31        Sept. 30       June 30
($ in thousands)                        1994           1994           1993           1993           1993
                                      --------       --------       --------       ---------      --------
Nonaccrual loans                      $ 25,189       $ 37,985       $ 52,613       $ 66,884       $ 78,282
Restructured loans                           -              -          1,841          1,845              -
    Total nonperforming loans           25,189         37,985         54,454         68,729         78,282
Foreclosed assets                       22,403         23,470         27,920         30,464         37,742
    Total nonperforming assets        $ 47,592       $ 61,455       $ 82,374       $ 99,193       $116,024
Accruing loans past due
    90 days or more                   $  2,848       $  2,809       $  2,712       $  2,660       $  6,690
Reserve for possible loan losses      $158,332       $158,922       $159,143       $183,925       $185,189
Nonperforming assets as a percentage
    of loans plus foreclosed assets       1.89 %         2.59 %         3.50 %         4.37 %         5.11 %
Reserve for possible loan losses as a
    percentage of nonperforming loans   628.58 %       418.38 %       292.25 %       267.61 %       236.57 %


TABLE 3  -  ANALYSIS OF CHANGES IN NONPERFORMING ASSETS
                                            Three Months                           Six Months
                                            Ended June 30                          Ended June 30
($ in thousands)                          1994             1993                1994             1993
                                       -------------------------            ---------------------------
Nonperforming assets
    at beginning of period             $ 61,455         $153,379            $ 82,374         $179,940
Additions                                 1,898           13,728               4,270           25,401
Gross charge-offs                        (3,596)          (5,763)             (5,374)         (12,843)
Returned to performing status            (8,565)         (17,531)            (11,301)         (24,475)
OREO valuations                            (112)          (1,350)               (112)          (3,850)
Payments and sales of assets             (3,488)         (26,439)            (22,265)         (48,149)
Nonperforming assets
    at end of period                   $ 47,592         $116,024            $ 47,592         $116,024

TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES
                                               Three Months                         Six Months
                                               Ended June 30                       Ended June 30
($ in thousands)                           1994            1993                1994            1993
                                         ------------------------            -------------------------
Balance at beginning of period           $158,922        $185,049            $159,143        $185,061
   Loans charged off                       (4,692)         (6,845)             (7,303)        (14,885)
   Recoveries                               4,102           3,185               6,492           6,213
Net loans charged off                        (590)         (3,660)               (811)         (8,672)
Provision for possible loan losses              -           3,800                   -           8,800
Balance at end of period                 $158,332        $185,189            $158,332        $185,189


Reserve for possible loan losses
    as a percentage of loans                 6.34 %          8.30 %              6.34 %          8.30 %
Net charge-offs as a percentage
    of average loans                         0.10 %          0.65 %              0.07 %          0.77 %


TABLE 5  -  DEPOSIT COMPOSITION
                                 Second Quarter 1994         First Quarter 1994          Second Quarter 1993
                                    Average      % of           Average      % of           Average      % of
($ in millions)                 Outstandings   Deposits     Outstandings   Deposits     Outstandings   Deposits
                                -----------------------     -----------------------     ------------------------
Demand, noninterest-bearing      $  761.7       18.4 %       $  781.9       19.0 %       $  667.2       16.6 %
NOW accounts                        434.8       10.5            435.0       10.6            390.6        9.7
Money market deposit accounts       914.4       22.0            933.6       22.7            906.1       22.6
Savings accounts                    164.2        4.0            162.1        3.9            155.0        3.9
Other consumer time deposits      1,143.9       27.6          1,119.3       27.2          1,148.2       28.7
    Total core deposits           3,419.0       82.5          3,431.9       83.4          3,267.1       81.5
Public fund certificates of
    deposit of $100,000 or more     627.0       15.1            587.6       14.3            635.8       15.9
Certificates of deposit of
    $100,000 or more                 88.0        2.1             84.4        2.1            101.2        2.5
Foreign time deposits                14.3        0.3              9.1        0.2              5.4        0.1
    Total deposits              $ 4,148.3      100.0 %      $ 4,113.0      100.0 %      $ 4,009.5      100.0 %

TABLE 6  -  NET INTEREST MARGIN (taxable-equivalent)
                                                 1994                               1993
                                         ------------------------     ----------------------------------
                                         Second          First        Fourth       Third        Second
                                         Quarter         Quarter      Quarter      Quarter      Quarter
                                         ------------------------     ----------------------------------
Yield on earning assets                   7.01 %          6.74 %       6.83 %       6.88 %       7.08 %
Rate on interest-bearing liabilities      3.15            3.02         2.99         3.02         3.06
   Net interest spread                    3.86            3.72         3.84         3.86         4.02
Contribution of
   noninterest-bearing funds              0.67            0.70         0.67         0.64         0.62
   Net interest margin                    4.53 %          4.42 %       4.51 %       4.50 %       4.64 %
Noninterest-bearing funds
   supporting earning assets             21.43 %         23.37 %      22.38 %      21.19 %      19.91 %

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
Taxable-equivalent basis (1)
                                               Second Quarter 1994           First Quarter 1994             Second Quarter 1993
                                                       Interest                      Interest                       Interest
(Average balances $ in millions,             Average   Income/  Yield/     Average   Income/   Yield/     Average   Income/  Yield/
interest income/expense $ in thousands)     Balances   Expense   Rate     Balances   Expense    Rate     Balances   Expense   Rate
                                           ----------------------------   -----------------------------  ---------------------------
ASSETS
Interest-earning assets:
  Loans (2)                                 $2,430.4   $50,870  8.39 %    $2,315.3   $47,612   8.33 %    $2,247.6   $47,213  8.42 %
  Securities available for sale                447.0     6,327  5.66         470.6     5,695   4.84         459.8     7,762  6.75
  Securities held to maturity:
    U.S. government securities and obligations
      of U. S. government agencies           1,530.3    20,635  5.40       1,565.7    20,918   5.37       1,395.4    19,991  5.74
    Other                                        0.1         2  6.44             -         2      -             -         2     -
      Total securities held to maturity      1,530.4    20,637  5.40       1,565.7    20,920   5.37       1,395.4    19,993  5.74
  Short-term investments                        98.7       954  3.88         188.9     1,488   3.19         236.9     1,785  3.02
      Total interest-earning assets          4,506.5   $78,788  7.01 %     4,540.5   $75,715   6.74 %     4,339.7   $76,753  7.08 %
Reserve for possible loan losses              (160.3)                       (159.7)                        (187.9)
Noninterest-earning assets:
  Cash (excluding items in process
    of collection)                             115.4                         114.3                           99.6
  Items in process of collection               109.3                         108.9                           91.0
  Other assets                                 271.0                         268.4                          282.1
      Total noninterest-earning assets         495.7                         491.6                          472.7
      Total assets                          $4,841.9                      $4,872.4                       $4,624.5


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                            $  434.8   $ 1,645  1.52 %    $  435.0   $ 1,540   1.44 %    $  390.6   $ 1,392  1.43 %
    Money market deposit accounts              914.4     5,128  2.25         933.6     5,426   2.36         906.1     5,505  2.44
    Savings accounts                           164.2       698  1.70         162.1       679   1.70         155.0       668  1.73
    Other consumer time deposits             1,143.9    12,187  4.27       1,119.3    11,504   4.17       1,148.2    11,779  4.11
    Public fund certificates of deposits
        of $100,000 or more                    627.0     5,934  3.80         587.6     4,836   3.34         635.8     5,167  3.26
    Certificates of deposits
        of $100,000 or more                     88.0       865  3.95          84.4       768   3.69         101.2       902  3.58
    Foreign time deposits                       14.3       143  4.01           9.1        70   3.13           5.4        39  2.95
      Total interest-bearing deposits        3,386.6    26,600  3.15       3,331.1    24,823   3.02       3,342.3    25,452  3.05
  Short-term borrowings                        154.2     1,206  3.14         148.5     1,084   2.96         129.7       937  2.90
  Debt                                             -         -     -             -         -      -           3.7        85  9.17
      Total interest-bearing liabilities     3,540.8   $27,806  3.15 %     3,479.6   $25,907   3.02 %     3,475.7   $26,474  3.06 %
Noninterest-bearing liabilities:
  Demand deposits                              761.7                         781.9                          667.2
  Other liabilities                            103.3                         176.5                           93.1
      Total noninterest-bearing liabilities    865.0                         958.4                          760.3
Total shareholders' equity                     436.1                         434.4                          388.5
      Total liabilities and
              shareholders' equity          $4,841.9                      $4,872.4                       $4,624.5


SPREAD AND NET YIELD
Interest rate spread                                            3.86 %                         3.72 %                        4.02 %
Cost of funds supporting interest-earning assets                2.48 %                         2.32 %                        2.44 %
Net interest income/margin                             $50,982  4.53 %               $49,808   4.42 %               $50,279  4.64 %

(1) Based on the statutory income tax rate of 35%.
(2) Excludes unearned income.  For purposes of yield computations, nonaccrual loans are included in loans outstanding.

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
Taxable-equivalent basis (1)
                                                           Six Months Ended                          Six Months Ended
                                                             June 30, 1994                             June 30, 1993
                                                                Interest                                  Interest
(Average balances $ in millions,                     Average    Income/       Yield/           Average    Income/       Yield/
interest income/expense $ in thousands)             Balances    Expense        Rate           Balances    Expense        Rate
                                                   -----------------------------------        ---------------------------------
ASSETS
Interest-earning assets:
  Loans (2)                                         $2,373.2    $ 98,482      8.37 %          $2,259.1    $ 95,282     8.50 %
  Securities available for sale                        458.7      12,022      5.24               473.1      16,694     7.06
  Securities held to maturity:
    U.S. government securities and obligations
      of U. S. government agencies                   1,547.9      41,553      5.38             1,280.0      37,229     5.83
    Other                                                0.1           4      7.79                   -           5        -
      Total securities held to maturity              1,548.0      41,557      5.38             1,280.0      37,234     5.84
  Short-term investments                               143.5       2,443      3.43               345.3       5,330     3.11
      Total interest-earning assets                  4,523.4    $154,504      6.87 %           4,357.5    $154,540     7.13 %
Reserve for possible loan losses                      (160.0)                                   (187.2)
Noninterest-earning assets:
  Cash (excluding items in process of collection)      114.8                                     105.0
  Items in process of collection                       109.1                                      94.3
  Other assets                                         269.8                                     281.4
      Total noninterest-earning assets                 493.7                                     480.7
      Total assets                                  $4,857.1                                  $4,651.0


LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                                    $  434.9    $  3,185      1.48 %          $  390.3    $  2,971     1.53 %
    Money market deposit accounts                      923.9      10,554      2.30               898.7      11,207     2.51
    Savings accounts                                   163.2       1,377      1.70               153.3       1,385     1.82
    Other consumer time deposits                     1,131.7      23,691      4.22             1,156.6      22,936     4.00
    Public fund certificates of deposits
        of $100,000 or more                            607.4      10,770      3.58               616.9      10,156     3.32
    Certificates of deposits of $100,000 or more        86.2       1,633      3.82               105.1       1,853     3.56
    Foreign time deposits                               11.7         213      3.67                 4.5          65     2.96
      Total interest-bearing deposits                3,359.0      51,423      3.09             3,325.4      50,573     3.07
  Short-term borrowings                                151.3       2,291      3.05               124.7       1,798     2.91
  Debt                                                     -           -         -                 5.9         279     9.42
      Total interest-bearing liabilities             3,510.3    $ 53,714      3.09 %           3,456.0    $ 52,650     3.07 %
Noninterest-bearing liabilities:
  Demand deposits                                      771.7                                     684.7
  Other liabilities                                    139.8                                     129.2
      Total noninterest-bearing liabilities            911.5                                     813.9
Total shareholders' equity                             435.3                                     381.1
      Total liabilities and
              shareholders' equity                  $4,857.1                                  $4,651.0


SPREAD AND NET YIELD
Interest rate spread                                                          3.78 %                                   4.06 %
Cost of funds supporting interest-earning assets                              2.39 %                                   2.44 %
Net interest income/margin                                      $100,790      4.48 %                      $101,890     4.69 %

(1) Based on the statutory income tax rate of 35%.
(2) Excludes unearned income.  For purposes of yield computations, nonaccrual loans are included in loans outstanding.

TABLE 8  -  CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
                                                          Second Quarter 1994 Compared to:
                                            First Quarter 1994                        Second Quarter 1993
                                      ------------------------------          ---------------------------------
                                                      Increase (Decrease) Due to Change In:
($ in thousands)                      Volume       Rate        Total            Volume       Rate        Total
                                      -------------------------------         ---------------------------------
Taxable-Equivalent
    Interest Earned On:
   Loans                             $2,398        $860      $3,258            $3,826     $  (169)    $  3,657
   Securities available for sale       (295)        927         632              (210)     (1,225)     (1,435)
   Securities held to maturity         (474)        191        (283)            1,863      (1,219)        644
   Short-term investments              (821)        287        (534)           (1,241)        410        (831)
         Total                          808       2,265       3,073             4,238      (2,203)      2,035
Interest Paid On:
   NOW accounts                          (1)        106         105               164          89         253
   Money market deposit accounts       (110)       (188)       (298)               51        (428)       (377)
   Savings accounts                       9          10          19                39          (9)         30
   Other consumer time deposits         257         426         683               (45)        453         408
   Public fund certificates of
       deposit of $100,000 or more      339         759       1,098               (70)        837         767
   Certificates of deposit
       of $100,000 or more               33          64          97              (175)        138         (37)
   Foreign time deposits                 48          25          73                86          18         104
   Short-term borrowings                 43          79         122               187          82         269
   Debt                                   -           -           -               (85)          -         (85)
         Total                          618       1,281       1,899               152       1,180       1,332
Taxable-Equivalent
   Net Interest Income                $ 190       $ 984      $1,174            $4,086     $(3,383)     $  703

(1)Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

TABLE 9  -  NONINTEREST INCOME
                                            Three Months Ended                    Six Months Ended
                                      ---------------------------------    ---------------------------------
                                                             Percentage                           Percentage
                                      June 30     June 30     Increase     June 30     June 30     Increase
($ in thousands)                       1994        1993      (Decrease)      1994        1993     (Decrease)
                                     ----------------------------------    ----------------------------------
Trust fees                           $ 3,272     $ 3,320        (1)%      $ 6,223     $ 6,374        (2)%
Service charges on deposits            8,598       7,624        13         16,482      14,838        11
Other service, collection and
    exchange charges:
    Mortgage loan servicing income     1,365       1,452        (6)         2,734       3,004        (9)
    Retail investment service income   1,528       1,340        14          3,293       2,448        35
    Other                              1,766       1,281        38          3,239       2,533        28
Gain on settlement of acquired loans     172         565       (70)           470         744       (37)
Other income:
    Computer services                    437         646       (32)           876       1,413       (38)
    Other income                         702       1,564       (55)         1,722       2,134       (19)
        Total fee income              17,840      17,792         -         35,039      33,488         5
Securities gains, net                      -           -         -              -           -         -
    Total Noninterest Income         $17,840     $17,792         - %      $35,039     $33,488         5 %

TABLE 10  -  NONINTEREST EXPENSE
                                        Three Months Ended                     Six Months Ended
                                  ---------------------------------    -----------------------------------
                                                         Percentage                            Percentage
                                   June 30     June 30    Increase     June 30      June 30     Increase
($ in thousands)                    1994        1993     (Decrease)      1994        1993      (Decrease)
                                 ----------------------------------   ------------------------------------
Salaries                         $19,297     $17,375        11 %      $37,918     $ 34,430        10 %
Benefits                           3,461       3,279         6          7,249        6,967         4
    Total staff costs             22,758      20,654        10         45,167       41,397         9
Occupancy, net                     5,187       5,029         3         10,286        9,922         4
Equipment                          2,599       2,648        (2)         5,432        5,385         1
Data processing                    4,562       4,345         5          9,291        8,014        16
Foreclosed property expense, net    (645)         68       N/M         (4,900)       2,662       N/M
Deposit insurance and
    examination fees               2,709       3,223       (16)         5,426        6,418       (15)
Postage                              844         870        (3)         1,785        1,717         4
Stationery and supplies              740         833       (11)         1,641        1,708        (4)
Professional fees                  1,574       1,880       (16)         3,155        4,211       (25)
Amortization of intangibles        1,273       2,124       (40)         2,516        3,748       (33)
Other                              7,090       9,976       (29)        16,922       17,274        (2)
    Total Noninterest Expense    $48,691     $51,650        (6)%      $96,721     $102,456        (6)%
Efficiency ratio   (1)             70.75 %     75.88 %                  71.21 %      75.68 %

N/M = Not meaningful

(1) Noninterest expense as a percentage of net interest income (T.E.) plus noninterest income (excluding secu transactions).

TABLE 11  -  QUARTERLY SELECTED CAPITAL ADEQUACY RATIOS
                                         June 30       March 31      Dec. 31       Sept. 30      June 30
                                           1994          1994          1993          1993          1993
                                         --------      --------     ---------      ---------    --------
Hibernia National Bank:
   Risk-based capital
      Tier 1 risk-based capital ratio    13.66 %       13.59 %       13.35 %       12.82 %       12.12 %
      Total risk-based capital ratio     14.96 %       14.91 %       14.67 %       14.15 %       13.45 %
   Leverage ratio                         7.55 %        7.09 %        7.04 %        6.61 %        6.21 %

Hibernia Corporation:
   Risk-based capital
      Tier 1 risk-based capital ratio    15.45 %       15.63 %       15.56 %       15.67 %       14.96 %
      Total risk-based capital ratio     16.76 %       16.94 %       16.87 %       17.00 %       16.30 %
   Leverage ratio                         8.54 %        8.17 %        8.25 %        7.98 %        7.68 %

                             PART II.  OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K

                (a)       Exhibits

                (b)       Reports on Form 8-K

                      A report on Form 8-K dated June 27, 1994, was filed by the registrant reporting Item 5 Other Events.

                                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                   HIBERNIA CORPORATION
                                   (Registrant)





Date:  August 12, 1994                       By:    /s/ Ron E. Samford, Jr.

                                                    Ron E. Samford, Jr.
                                                    Executive Vice President
                                                    and Controller (principal
                                                    accounting officer)