Form 10-Q
period 1994-09-30
HIBERNIA CORP
filed 1994-11-14
CIK 47288

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994           Commission File Number 1-10294



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



               Class                      Outstanding at October 31, 1994
Class A Common Stock, no par value              96,633,751 Shares

CONSOLIDATED BALANCE SHEETS
Hibernia Corporation and Subsidiary                                September 30  December 31 September 30
Unaudited ($ in thousands)                                             1994         1993         1993
                                                                   ------------  ----------- ------------
ASSETS
  Cash and due from banks                                              $270,340     $254,856     $245,678
  Short-term investments                                                 69,749      272,234      195,965
  Securities available for sale                                         529,389      526,636      521,161
  Securities held to maturity (estimated fair values at
      September 30, 1994, December 31, 1993 and September 30, 1993,
      respectively, were $1,584,607, $1,815,109, and $1,780,773)      1,632,539    1,784,561    1,742,334
  Loans, net of unearned income                                       3,081,362    2,745,385    2,664,459
      Reserve for possible loan losses                                 (150,178)    (168,856)    (193,877)
          Loans, net                                                  2,931,184    2,576,529    2,470,582
  Bank premises and equipment                                           100,448       93,564       97,296
  Customers' acceptance liability                                         9,750       11,800        3,381
  Receivables arising from securities transactions not yet settled       16,737            -            -
  Other assets                                                          167,656      199,833      212,953
          TOTAL ASSETS                                               $5,727,792   $5,720,013   $5,489,350

LIABILITIES
  Deposits:
      Demand, noninterest-bearing                                      $882,120     $946,326     $854,973
      Interest-bearing                                                4,070,271    3,948,528    3,911,952
          Total Deposits                                              4,952,391    4,894,854    4,766,925
  Federal funds purchased and securities sold under
      agreements to repurchase                                          137,632      153,241      127,438
  Liability on acceptances                                                9,750       11,800        3,381
  Payables arising from securities transactions not yet settled          16,413       50,875       20,600
  Other liabilities                                                     107,641      110,971       99,754
  Debt                                                                    3,679       23,981       24,521
          TOTAL LIABILITIES                                           5,227,506    5,245,722    5,042,619

SHAREHOLDERS' EQUITY
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; issued and
      outstanding - none                                                      -            -            -
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued
     96,924,803, 96,633,258 and 96,605,185 at September 30, 1994,
     December 31, 1993, and September 30, 1993                          186,096      185,537      185,482
  Surplus                                                               392,282      389,691      389,550
  Retained earnings (deficit)                                           (63,011)    (111,812)    (127,801)
  Treasury stock at cost, 200,000 shares                                 (1,620)           -            -
  Unrealized gain (loss) on securities available for sale               (13,461)      11,275            -
  ESOP commitment                                                             -         (400)        (500)
          TOTAL SHAREHOLDERS' EQUITY                                    500,286      474,291      446,731
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $5,727,792   $5,720,013   $5,489,350

See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
Hibernia Corporation and Subsidiary
                                                       3 Months Ended September 30   9 Months Ended September 30
                                                       ---------------------------   ---------------------------
Unaudited ($ in thousands, except per-share data)           1994              1993       1994             1993
                                                           ------            ------     ------           ------
Interest Income
    Interest and fees on loans                                $64,982        $55,098     $180,138       $167,064
    Interest on securities available for sale                   8,560          8,596       24,612         29,168
    Interest on securities held to maturity                    23,321         23,359       72,104         67,907
    Trading account interest                                        6             14           20             24
    Interest on time deposits in domestic banks                     -              8            -            188
    Interest on federal funds sold and securities
      purchased under agreements to resell                      1,165          2,135        4,222          7,780
     Total Interest Income                                     98,034         89,210      281,096        272,131
Interest Expense
    Interest on deposits                                       35,177         30,292       96,833         91,187
    Interest on federal funds purchased and securities
      sold under agreements to repurchase                       1,450            964        3,935          2,944
    Interest on debt                                              673            611        1,863          2,003
     Total Interest Expense                                    37,300         31,867      102,631         96,134
     Net Interest Income                                       60,734         57,343      178,465        175,997
Provision for possible loan losses                            (17,500)         2,355      (17,480)        11,983
     Net Interest Income After Provision for
        Possible Loan Losses                                   78,234         54,988      195,945        164,014
Noninterest Income
    Trust fees                                                  3,014          3,101        9,463          9,851
    Service charges on deposits                                 9,751          8,933       28,692         26,148
    Other service, collection and exchange charges              4,818          3,848       14,458         12,270
    Other operating income                                      3,136          2,577        7,356          7,724
    Securities gains (losses), net                             (1,682)            90       (1,517)           100
     Total Noninterest Income                                  19,037         18,549       58,452         56,093
Noninterest Expense
    Salaries and employee benefits                             26,098         24,523       81,330         72,837
    Occupancy expense, net                                      5,618          5,754       16,963         16,532
    Equipment expense                                           3,446          3,096        9,638          9,369
    Data processing expense                                     4,816          4,357       14,485         12,755
    Foreclosed property expense, net                           (1,262)         1,167       (5,191)         5,883
    Amortization of intangibles                                17,487          1,879       20,476          6,119
    Other operating expense                                    17,066         17,458       53,151         53,278
     Total Noninterest Expense                                 73,269         58,234      190,852        176,773
Income Before Income Taxes and Cumulative
   Effect of Accounting Change                                 24,002         15,303       63,545         43,334
Income tax expense                                                773          1,170        2,524          4,335
Income Before Cumulative Effect of
   Accounting Change                                           23,229         14,133       61,021         38,999
Cumulative effect of accounting change                              -              -            -          3,043
     Net Income                                               $23,229        $14,133      $61,021        $42,042
Income Per Share
Income before cumulative effect of accounting change            $0.24          $0.15        $0.63          $0.41
Cumulative effect of accounting change                              -              -            -           0.03
     Net Income Per Share                                       $0.24          $0.15        $0.63          $0.44

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Hibernia Corporation and Subsidiary

                                             Shares of                                         Unrealized
                                              Common                      Retained           Gains (Losses)
Nine Months Ended September 30, 1994           Stock    Common            Earnings Treasury  on Securities       ESOP
Unaudited ($ in thousands)                  Outstanding  Stock   Surplus (Deficit)  Stock   Available for Sale Commitment   Total
                                            ----------- -------  ------- --------- -------- ------------------ ----------  -------
Balances at December 31, 1993               96,633,258 $185,537 $389,691 ($111,812)     $0           $11,275       ($400) $474,291
Net income                                           -        -        -    61,021       -                 -           -    61,021
Issuance of Common Stock:
   Dividend Reinvestment Plan                  151,685      290      918         -       -                 -           -     1,208
   Stock Option Plan                            11,954       23       36         -       -                 -           -        59
   Exercise of Purchase Warrants               127,906      246      106         -       -                 -                   352
   By pooled companies prior to merger               -        -    1,542         -       -                 -           -     1,542
Cash dividends declared:
   Common Stock                                      -        -        -   (11,536)      -                 -           -   (11,536)
   By pooled companies prior to merger               -        -        -      (684)      -                 -           -      (684)
Acquisition of Treasury Stock                 (200,000)       -        -         -  (1,620)                -           -    (1,620)
Change in unrealized valuation of securities
   available for sale                                -        -        -         -       -           (24,736)          -   (24,736)
Reduction of ESOP Commitment                         -        -        -         -       -                 -         400       400
Other                                                -        -      (11)        -       -                 -           -       (11)
     Balances at September 30, 1994         96,724,803 $186,096 $392,282  ($63,011)($1,620)         ($13,461)         $0  $500,286

                                             Shares of                                         Unrealized
                                              Common                      Retained           Gains (Losses)
Nine Months Ended September 30, 1993           Stock    Common            Earnings Treasury  on Securities       ESOP
Unaudited ($ in thousands)                  Outstanding  Stock   Surplus (Deficit)  Stock  Available for Sale Commitment   Total

Balances at December 31, 1992               95,418,503 $183,204 $388,452 ($166,648)     $0                $0       ($594) $404,414
Net income                                           -        -        -    42,042       -                 -           -    42,042
Issuance of Common Stock:
   Dividend Reinvestment Plan                    5,636       11       30         -       -                 -           -        41
   Stock Option Plan                            29,893       57       90         -       -                 -           -       147
   Exercise of Purchase Warrants             1,151,153    2,210      956         -       -                 -           -     3,166
Cash dividends declared:
   Common Stock                                      -        -        -    (2,508)      -                 -           -    (2,508)
   By pooled companies prior to merger               -        -        -      (687)      -                 -           -      (687)
Reduction of ESOP Commitment                         -        -        -         -       -                 -          94        94
Other                                                -        -       22         -       -                 -           -        22
     Balances at September 30, 1993         96,605,185 $185,482 $389,550 ($127,801)     $0                $0       ($500) $446,731

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Hibernia Corporation and Subsidiary
Nine Months Ended September 30
Unaudited ($ in thousands)                                                1994           1993

Operating Activities
  Net income                                                                $61,021       $42,042
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses                                 (17,480)       11,983
         Amortization of intangibles and deferred charges                    20,475         6,162
         Depreciation and amortization                                        9,222         9,235
         Premium amortization, net of discount accretion                     12,381        12,831
         (Gain) loss on sales of investment securities                        1,517          (100)
         Gain on sale of assets                                              (5,233)       (5,749)
         Deferred income taxes                                              (13,295)       (6,663)
         ORE and other valuation adjustments                                     69         7,743
         Increase in interest receivable and other assets                    (2,800)       (2,566)
         Increase (decrease) in interest payable and other liabilities       (2,930)       19,264
       Net Cash Provided By Operating Activities                             62,947        94,182

Investing Activities
  Purchases of securities                                                  (356,059)   (1,097,526)
  Maturities of securities                                                  407,699       452,021
  Proceeds from sales of securities                                          16,992        20,218
  Net decrease (increase) in loans                                         (481,428)       39,145
  Proceeds from sales of loans                                              146,397        35,781
  Purchases of premises, equipment and other assets                         (15,827)       (8,124)
  Proceeds from sales of premises and equipment                              21,342        27,909
       Net Cash Used By Investing Activities                               (260,884)     (530,576)

Financing Activities
  Net increase (decrease) in domestic deposits                               39,616       (38,134)
  Net increase in time deposits - foreign office                             17,921         4,241
  Net decrease in short-term borrowings                                     (15,609)         (314)
  Issuance of debt                                                                -         8,473
  Retirement of debt                                                        (20,302)       (9,662)
  Issuance of common stock                                                    3,150         3,376
  Acquisition of treasury stock                                              (1,620)            -
  Dividends paid                                                            (12,220)       (3,195)
       Net Cash Provided (Used) By Financing Activities                      10,936       (35,215)
Decrease in cash and cash equivalents                                      (187,001)     (471,609)
Cash and cash equivalents at beginning of year                              527,090       913,252
       Cash And Cash Equivalents at End of Period                          $340,089      $441,643

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and notes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1993, and the Registrant's Current Report on Form 8-K dated October 11, 1994.

Note 2  MERGER AGREEMENTS  Mergers with Commercial Bancshares,
Inc., and Bastrop National Bank were effective July 1, 1994.
Mergers with First Bancorp of Louisiana, Inc., and First
Continental Bancshares, Inc., were effective August 1, 1994. These mergers were accounted for as poolings of interests and accordingly, financial data for all periods presented have been restated.

Pending mergers with Pioneer Bancshares Corporation and First State Bank and Trust Company are expected to be consummated in the fourth quarter of 1994 pending regulatory and shareholder approval, and pending mergers with American Bank and STABA Bancshares, Inc. are expected to be consummated in early 1995 pending regulatory and shareholder approval. The Company intends to account for all of these pending mergers as poolings of interests.

Note 3 GOODWILL During the third quarter of 1994, the Company recorded a $16.1 million charge for the impairment of goodwill associated with mergers consummated in the mid- to late - 1980's.

As the result of a new organizational structure implemented during the third quarter of 1994, management conducted an analysis which estimated the discounted cumulative net income for each of its primary geographic regions over the remaining amortization period of the associated goodwill of approximately nine years. Purchase prices for these acquisitions which gave rise to recording goodwill reflected management's intent at the time to generate efficiencies by merging the operations of the acquired banks and increasing market share from the resulting base. The analysis indicated that projected performance of the Company's existing franchise in two regions would not be adequate to support the remaining unamortized goodwill resulting from previous acquisitions. The impaired goodwill was written off in one instance, and written down to realizable value in another during the third quarter. The remaining goodwill totals $22.6 million.

Note 4 STOCK OPTIONS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors to purchase shares of Class A Common Stock at no less than the fair market value of the stock at the date of grant. All options granted prior to 1992 became exercisable six months from the date of grant. The remaining options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant.

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

At September 30, 1994, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan amounted to 156,216;
1,120,441; and 845,000, respectively.
The table below summarizes the activity in the plans during the third quarter of 1994:

                                                       Incentive        Non-Qualified
1987 STOCK OPTION PLAN

Outstanding, June 30, 1994                               190,741           1,366,750
Granted                                                        -               5,000
Canceled                                                       -                   -
Exercised                                                      -              (7,279)
Outstanding, September 30, 1994                           90,741           1,364,471

Exercisable, September 30, 1994                           64,068             573,478

LONG-TERM INCENTIVE PLAN

Outstanding, June 30, 1994                                12,598           2,492,457
Granted                                                        -              38,339
Canceled                                                       -              (3,748)
Exercised                                                      -                   -
Outstanding, September 30, 1994                           12,598           2,527,048

Exercisable, September 30, 1994                                -                   -


1993 DIRECTORS' STOCK OPTION PLAN

Outstanding, June 30, 1994                                     -             155,000
Granted                                                        -                   -
Canceled                                                       -                   -
Exercised                                                      -                   -
Outstanding, September 30, 1994                                -             155,000

Exercisable, September 30, 1994                                -                   -


Note 5 PER-SHARE DATA Income per common share data are based on the weighted average number of shares outstanding of 96,728,744 and 96,816,796 for the nine months and three months ended September 30, 1994, and 96,055,341 and 96,464,668 for the nine months and three months ended September 30, 1993.

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

The Company has established reserves for potential litigation losses of approximately $11,930,000 at September 30, 1994. In the opinion of management and counsel, the aggregate unreserved liability or loss, if any, for legal proceedings will not have a significant effect on the consolidated financial statements of the Company.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA  (1)
Hibernia Corporation and Subsidiary
                                                  Three Months Ended                   Nine Months Ended
($ in thousands, except                   September 30     June 30  September 30  September 30     September 30
    per-share data)                           1994          1994        1993          1994             1993

Interest income                                $98,034     $93,121       $89,210       $281,096       $272,131
Interest expense                                37,300      33,573        31,867        102,631         96,134
    Net interest income                         60,734      59,548        57,343        178,465        175,997
Provision for possible loan losses             (17,500)        (85)        2,355        (17,480)        11,983
    Net interest income after provision         78,234      59,633        54,988        195,945        164,014
Noninterest income:
    Noninterest income                          20,719      19,880        18,459         59,969         55,993
    Securities gains                            (1,682)          3            90         (1,517)           100
Noninterest income                              19,037      19,883        18,549         58,452         56,093
Noninterest expense                             73,269      61,313        58,234        190,852        176,773
    Income before taxes and cumulative
      effect of accounting change               24,002      18,203        15,303         63,545         43,334
Income tax expense                                 773         771         1,170          2,524          4,335
    Income before cumulative effect of
      accounting change                         23,229      17,432        14,133         61,021         38,999
Cumulative effect of accounting change               -           -             -              -          3,043
    Net Income                                 $23,229     $17,432       $14,133        $61,021        $42,042
Income per common share (2)                      $0.24       $0.18         $0.15          $0.63          $0.44
Cash dividends declared per share (3)            $0.05       $0.04             -          $0.13              -
Average shares outstanding (000s)               96,817      96,711        96,465         96,729         96,055
Selected Quarter-End Balances
    ($ in millions)
Loans                                         $3,081.4    $2,908.4      $2,664.5
Total assets                                  $5,727.8    $5,732.3      $5,489.3
Deposits                                      $4,952.4    $4,915.7      $4,766.9
Debt                                              $3.7       $22.4         $24.5
Equity                                          $500.3      $486.2        $446.7
Selected Average Balances
    ($ in millions)
Loans                                         $2,986.6    $2,839.7      $2,620.2       $2,851.8       $2,647.3
Total assets                                  $5,724.1    $5,739.4      $5,468.6       $5,749.5       $5,489.8
Deposits                                      $4,923.4    $4,935.2      $4,743.0       $4,925.0       $4,756.7
Debt                                             $10.0       $22.4         $21.5          $18.5          $23.5
Equity                                          $494.3      $483.0        $442.9         $486.4         $427.3
Selected Ratios (%)
Return on average assets                          1.62        1.21          1.03           1.42           1.02
Return on average equity                         18.80       14.44         12.76          16.73          13.16
Net interest margin                               4.62        4.55          4.55           4.53           4.69
Efficiency   (4)                                 88.73 (5)   76.10         75.57          78.97 (5)      74.87
Tier 1 risk-based capital                        14.88       14.54         14.28
Total risk-based capital                         16.17       15.84         15.58
Leverage                                          8.63        7.98          7.42

(1)  Prior periods have been conformed to current-period presentation.
(2)  Income per share data are based on the weighted average number of common shares outstanding in the respective period.
(3)  Dividends per share are historical amounts.
(4)  Noninterest expense as a percentage of net interest income (T.E.) plus noninterest income (excluding securities transactions).
(5)  Excluding the effect of the charge for the impairment of goodwill, the efficiency ratio was 69.18% and
     72.31% for the third quarter and first nine months of 1994, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Management's Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the "Company") and its bank subsidiary (the "Bank") and should be read in conjunction with the accompanying consolidated financial statements, notes and tables.


THIRD-QUARTER 1994 HIGHLIGHTS

   Financial data for all periods presented have been restated for four mergers consummated in the third quarter accounted for as poolings of interests. Total assets acquired were as follows:

                                             Assets @ 6/30/94
         Bank Holding Company / Bank            (millions)      Merger Date
        -----------------------------------  ----------------  ---------------
        Commercial Bancshares, Inc. /             $ 165        July 1, 1994
           First Commercial Bank
        Bastrop National Bank                       117        July 1, 1994
        First Bancorp of Louisiana, Inc. /          214        August 1, 1994
           First National Bank of West Monroe
           Southern National Bank at Tallulah
        First Continental Bancshares, Inc. /        375        August 1, 1994
           First National Bank of Jefferson Parish _____
                                                  $ 871


   Hibernia Corporation's third-quarter 1994 results showed continued improvements in earnings, loan and deposit growth and asset quality.

    * Net income totaled $23.2 million ($.24 per share), up 64% from $14.1 million ($.15 per share) in the third quarter of 1993 and up 33% over the $17.4 million ($.18 per share) reported in the second quarter of 1994. Net income for the first nine months of 1994 was $61.0 million ($.63 per share), up 45% from $42.0 million ($.44 per share) for the same period last year.

   * Returns on assets (ROA) and equity (ROE) increased to 1.62% and 18.80%, respectively, for the third quarter of 1994 compared to 1.03% and 12.76% for the same period in 1993. For the first nine months of 1994 ROA and ROE were 1.42% and 16.73% versus 1.02% and 13.16% in the comparable period last year.

   * Loans grew at an annual rate of 23.5% during the third quarter of 1994, increasing to $3.1 billion at September 30, 1994, 16% higher than a year earlier, and 6% higher than June 30, 1994.

   * Nonperforming assets declined to $39.9 million, down 67% from a year ago and 30% from June 30 of this year. Nonperforming assets as a percentage of loans plus foreclosed assets were reduced to 1.29%, down from 4.50% at September 30, 1993 and 1.93% at June 30, 1994.

   * A $17.5 million negative provision for possible loan losses was recorded in the third quarter, a result of the continuing improvement in asset quality. For the third quarter of 1993 and for the first nine months of 1993, provisions were $2.4 million and $12.0 million, respectively.

   * A $16.1 million charge for the impairment of goodwill associated with acquisitions in the mid- to late-1980's.

   *  Pending merger activity is summarized below:
                                            Assets @ 6/30/94
         Bank Holding Company / Bank           (millions)      Merger Date
        ----------------------------------- ----------------  -----------------
        Pioneer Bancshares Corporation /          $362        Fourth Quarter,
           Pioneer Bank and Trust Co.                         1994 *

        First State Bank and Trust Company        $150        Fourth Quarter,
                                                              1994 *

        American Bank (Norco)                     $ 94        First Quarter,
                                                              1995 *

        STABA Bancshares, Inc. /                  $ 95        First Quarter,
           State Bank and Trust Co.                           1995 *

        *  Estimated.  Pending regulatory and shareholder approval.

   * In October, Hibernia's board of directors approved a cash dividend of $.06 per share, a 20% increase over the dividend declared in the previous quarter.

   The event in the third quarter with the longest-term impact was the refine-ment of the Company's organizational structure to facilitate growth through more responsive customer service and better sales results; provide enhanced product development and delivery systems; and improve productivity.


FINANCIAL CONDITION:

EARNING ASSETS

   Earning assets averaged $5,327.8 million in the third quarter of 1994, a $204.7 million (4%) increase from the third-quarter 1993 average of $5,123.1 million. Compared to the third quarter of 1993, average loans increased $366.4 million (14%) while short-term investments decreased $174.1 million (63%).

   Loans. Average loans for the third quarter of 1994 of $2,986.6 million were up $146.9 million (5%) from the second quarter of 1994 and up $366.4 million (14%) compared to the third quarter of 1993. For the first nine months of 1994, average loans increased $204.5 million (8%) to $2,851.8 million compared to the same period in 1993.

   Table 1 presents the Company's loan portfolio classified according to industry concentration at September 30, 1994, June 30, 1994 and September 30, 1993. Total loans increased $173.0 million (6%) during the third quarter of 1994. Commercial loans increased $87.1 million (5%), while consumer loans increased $85.9 million (7%), primarily due to the continued growth in indirect lending and residential mortgage loans.

   Compared to September 30, 1993, loans increased $416.9 million (16%) as consumer loans were up $235.2 million (22%), and commercial loans increased $181.7 million (11%). The change in the mix during this period evidences the Company's strategy of seeking growth in consumer lending while maintaining preeminence in Louisiana commercial lending. Consumer loans comprised 41.9% of the loan portfolio at September 30, 1994 compared to 39.7% at September 30, 1993.

   Securities Available for Sale. Average securities available for sale decreased $3.8 million (1%) from the third quarter of 1993 to $554.2 million. For the first nine months of 1994, average securities available for sale increased $8.2 million (1%) to $599.9 million compared to the same period in 1993. Securities classified as "available for sale" are primarily mortgage-backed securities. Beginning December 31, 1993, securities available for sale are stated at fair value with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity. During 1993, securities available for sale were stated at amortized cost.

   Securities Held to Maturity. Average securities held to maturity for the third quarter of 1994 increased $16.2 million (1%) compared to the same period a year ago, while the year-to-date average increased $199.7 million (13%) in 1994 compared to the first nine months of 1993. These increases reflect the shift of funds from short-term investments as well as the growth of the Company's investable funds.

   Short-Term Investments. Average short-term investments (primarily federal funds sold and reverse repurchase agreements) for the three months ended September 30, 1994, decreased $174.0 million (63%) compared to the third quarter of 1993 as the Company invested excess liquidity in higher-yielding loans and securities. For the first nine months of 1994, this shift in the allocation of earning assets resulted in a $189.5 million decrease in average short-term investments compared to the same period in 1993.


ASSET QUALITY

   Table 2 presents a summary of nonperforming assets at the end of the past five quarters. Table 3 presents a summary of changes in nonperforming assets for the third quarter and first nine months of 1994 and 1993.

   Nonperforming assets -- which include nonaccrual loans, restructured loans and foreclosed assets (including in-substance foreclosures) -- totaled $39.9 million at September 30, 1994, down 67% compared to $122.0 million at September 30, 1993. Nonperforming loans, which totaled $21.5 million at September 30, 1994, declined $54.7 million (72%) from a year ago. Foreclosed assets totaled $18.4 million at September 30, 1994, and included $12.7 million of in-substance foreclosures. Nonperforming assets declined $16.7 million during the third quarter of 1994, and $58.0 million since December 31, 1993. As illustrated in Table 3, $45.1 million of the decline in 1994 was attributable to payments on and sales of nonperforming assets. Also, $12.2 million of nonperforming loans were returned to performing status. As a percentage of total loans plus foreclosed assets, nonperforming assets at September 30, 1994, improved to 1.29% from 4.50% at September 30, 1993, and 3.52% at year-end 1993.

   In addition to the nonperforming assets discussed above, management has identified other commercial loans for which payments are current that are subject to potential future classification as nonperforming. As of September 30, 1994, these loans totaled $17.3 million, compared to $46.8 million at June 30, 1994 and $33.7 million at year-end 1993.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

   The Company recorded a negative provision for possible loan losses of $17.5 million for the third quarter and the first nine months of 1994 compared to provisions of $2.4 million and $12.0 million for the same
periods in 1993.   The negative provision was the result of continued
improvement in asset quality, evidenced by declines in net charge-offs and lower levels of nonperforming loans. With the declining level of nonperforming loans and low net charge-offs, the reserve coverage continued to strengthen. The reserve for possible loan losses as a percentage of nonperforming loans increased to 700% at September 30, 1994 compared to 255% a year ago.


   Net recoveries totaling $.5 million were recorded in the third quarter of 1994, compared to net charge-offs of $3.6 million in the third quarter of 1993. Gross charge-offs in the third quarter of 1994 were $4.2 million (45%) less than the $9.3 million recorded in the same quarter a year ago. Year-to-date net charge-offs were down $12.1 million (91%). As a percentage of average loans, annualized net loan recoveries were .06% for the third quarter of 1994 compared to annualized net charge-offs of .55% of average loans for the same quarter in 1993. For the first nine months of 1994 and 1993, annualized net charge-offs totaled .06% and .67%, respectively.

   The reserve for possible loan losses totaled $150.2 million, or 4.87% of total loans, at September 30, 1994, compared to $193.9 million, or 7.28%, a year earlier. Even though the reserve for possible loan losses has been declining over the last five quarters, in terms of both dollar amounts and as a percentage of loans, the present level is considered adequate to absorb future potential loan losses. In making this determination, management considered the significant improvements in asset quality discussed earlier, the reduced levels of loan charge-offs, and increases in recoveries of loans previously charged-off, as well as current economic conditions and market trends. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the third quarter and first nine months of 1994 and 1993.

   Because factors such as loan growth and the future collectibility of loans are uncertain, a continuation of negative provisions in future quarters cannot be predicted. Due to the significant improvements recently achieved in loan quality and the current level of nonperforming loans, it is unlikely that loan quality improvements will continue at a pace similar to that seen in recent quarters. However, if loan growth were to moderate, future provisions may be minimal or negative.


FUNDING SOURCES:

DEPOSITS AND BORROWINGS

   Deposits. Average deposits totaled $4,923.4 million in the third quarter of 1994, a $180.4 million (4%) increase from the third quarter of 1993. Average core deposits were up $131.0 million (3%) due to increases in demand, NOW, and consumer time deposits. The increase in average consumer time deposits reverses the earlier trends in these balances as consumers return their funds to insured deposits with increases in interest rates. Noncore deposits increased $49.4 million (6%) as public fund certificates of deposit increased $50.5 million and foreign time deposits increased $16.3 million, while other large denomination certificates of deposits decreased $17.4 million.

   Table 5 presents the composition of average deposits for the third and second quarters of 1994 and the third quarter of 1993.

   Borrowings. Average borrowings (which include federal funds purchased, securities sold under agreements to repurchase and debt) increased $27.7 million to $178.8 million for the third quarter of 1994 compared to the third quarter of 1993. The increase resulted from an increase in repurchase agreements with major customers, as well as the purchase of federal funds by the Bank from correspondent downstream banks, partially offset by an $11.5 million decrease in long-term debt. This decrease is the result of the Company's practice of retiring debt obtained through mergers if the terms of such debt are not favorable. The Company's long-term debt at September 30, 1994 is comprised of Federal Home Loan Bank advances totaling $3.7 million obtained to match fund specific loans. The Company maintains a $25 million line of credit from the Federal Home Loan Bank as one tool in managing interest rate risk and liquidity.

INTEREST RATE SENSITIVITY

   The primary objective of asset/liability management is controlling interest rate risk. On a monthly basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports, and attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may limit interest rate risk by alterations to the mix of floating- and fixed-rate assets and liabilities, changes to pricing schedules and adjustments of maturities through sales and purchases of securities. The Company has entered into interest rate swap, forward and option contracts to hedge interest rate risk on specific assets and liabilities. The total notional amount of these contracts at September 30, 1994 was $36.8 million. In addition, the Company provides various hedging products to customers while incurring minimal exposure.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

   Taxable-equivalent net interest income for the three months ended September 30, 1994, totaled $61.9 million, a $3.3 million increase from the same period in 1993 and a $1.2 million increase from the second quarter of 1994. Factors contributing to these increases were the positive effect of the change in the mix of earning assets from lower-yielding short-term investments into loans, overall growth in earning assets, increased realization of fee income resulting from loan growth, interest income realized on loans previously charged-off and higher yields on securities and loans. These factors were partially offset by higher rates paid on deposits. Increases in earning asset yields have kept pace with increases in funds costs in the current rising interest rate environment. However, the spread between the yield earned by the Company on earning assets and the average rate paid on interest-bearing liabilities will continue to experience pressure to contract as funding costs continue to increase with market rates.

   Taxable-equivalent net interest income increased $1.5 million from the first nine months of 1993 to $181.6 million for the first nine months of 1994. The yields on both loans and securities (primarily mortgage-backed securities) decreased in spite of the rise in market rates experienced in the first nine months of 1994 as the levels of prepayments and refinancings of consumer mortgages and large commercial loans surged in anticipation of the increase in market rates. The unfavorable effect of these lower yields partially offset the growth and the change in the mix of earning assets.

   The third quarter and first nine months of 1994 includes $.6 million and $1.7 million, respectively, in interest expense (including $.3 million in premiums) on long-term debt that was retired in the third quarter.

   The net interest margin was 4.62% for the third quarter of 1994 compared to 4.55% in the third quarter of 1993 and 4.55% in the second quarter of 1994. Table 6 details the net interest margin for the most recent five quarters.

   Table 7 presents an analysis of the Company's taxable-equivalent net interest income and average balance sheets for the three months ended September 30, 1994, June 30, 1994, and September 30, 1993, and for the first nine months of 1994 and 1993. Table 8 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 1994 and the second quarter of 1994 and between the third quarter of 1994 and the third quarter of 1993.


NONINTEREST INCOME

   Noninterest income for the third quarter of 1994 was up $.5 million (3%) to $19.0 million compared to the same period of 1993. For the first nine months of 1994 compared to the same period in 1993, noninterest income increased $2.4 million (4%) to $58.5 million. The major categories of noninterest income for the three months and nine months ended September 30, 1994, and the comparable periods in 1993 are presented in Table 9.

   Service charges on deposits increased $.8 million (9%) for the third quarter of 1994 compared to the third quarter of 1993 and $2.6 million (10%) for the first nine months of 1994 compared to the same period in 1993 due to pricing increases and an increase in fee-generating deposit balances. Retail investment service income rose $.2 million (25%) and $1.0 million (28%) for the three month and nine month periods, respectively. Computer service fees totaled $.2 million for the third quarter and $1.1 million for the first nine months of 1994, a decrease of $.3 million and $.9 million compared to the same periods in 1993. After reevaluating the market and analyzing the Company's ability to efficiently deliver value to the customer, management has decided to discontinue pursuing third-party processing business. Other service, collection and exchange fees increased $1.0 million and $2.2 million for the three month and nine month periods in 1994 compared to the same periods in 1993 due to significant increases in fees generated by the Bank's upgraded and expanded ATM network. Other income rose $.6 million and $.4 million for the third quarter and first nine months of 1994 compared to the same periods in 1993. Included in other income in the third quarter of 1994 is a $1.8 million gain related to the buy-back of residual balances of loans securitized and sold in 1990. These increases were partially offset by declines in gains from the sale of mortgage loans. The Company enters into forward contracts to securitize and sell its expected production of mortgage loans at a locked-in rate. The rise in mortgage loan rates in the second and third quarter of 1994 resulted in a higher than expected percentage of mortgage loan closings. To the extent that mortgage loan production was greater than expected and given the rising rate environment, sales in the secondary market resulted in a loss.

   Securities losses totaled $1.7 million for the third quarter of 1994 and $1.5 million for the first nine months of 1994 compared to a $.1 million gain for the third quarter and first nine months of 1993. The losses in 1994 resulted from the sale of securities classified as available for sale acquired through mergers that did not fit the Company's risk profile.


NONINTEREST EXPENSE

   For the third quarter of 1994, noninterest expense totaled $73.3 million, a $15.0 million (26%) increase from the third quarter of 1993. For the first nine months of 1994, noninterest expense compared to the same period in 1993, was up $14.1 million (8%) to $190.9 million. Noninterest expense for the three months and nine months ended September 30, 1994 and September 30, 1993, is presented by major category in Table 10.

   The increase in 1994 relates primarily to increases in the amortization of intangibles, which totaled $17.5 million and $20.5 million for the third quarter and first nine months of 1994. Amortization totaled $1.9 million and $6.1 million in the comparable periods in 1993. The increases of $15.6 million and $14.4 million for the 1994 periods compared to the same periods in 1993 relate to a $16.1 million charge for the impairment of goodwill associated with mergers consummated in the mid- to late-1980's.

   As a result of a new organizational structure implemented during the third quarter of 1994 and improved management information systems, management conducted an analysis which estimated the discounted cumulative net income for each of its primary geographic regions over the remaining amortization period of the associated goodwill of approximately nine years. Purchase prices for acquisitions which gave rise to recording goodwill reflected management's intent at the time to generate efficiencies by merging the operations of the acquired banks and increasing market share from the resulting base. However, the Company did not achieve its objectives in two regions. Management's current analysis indicated that projected performance of the Company's existing franchise in these two regions would not be adequate to support the remaining unamortized goodwill resulting from previous acquisitions. The impaired goodwill was written off in one instance, and written down to realizable value in another during the third quarter.

   Excluding this $16.1 million charge for the impairment of goodwill, total noninterest expense would have been $57.2 million for the third quarter and $174.8 million for the first nine months of 1994.

   Staff costs, the largest component of noninterest expense, increased $1.6 million (6%) for the quarter compared to the same period a year ago, while year-to-date staff costs were up $8.5 million (12%), including $2.5 million in severance and retention pay associated with mergers. In addition, merit pay increases, management incentive programs based on the Company's profitability and increases in the number of full-time equivalent employees contributed to the rise in staff costs.

   Outside data processing expenses for the third quarter of 1994 versus the comparable period in 1993 increased $.5 million (11%) and year-to-date expenses increased $1.7 million (14%) due to conversion efforts relating to merger activities. In January 1995, the Company's outside data processing will be provided by a new vendor. The Company expects the change in vendors to result in significant savings in 1995 and beyond.

   Equipment expenses increased $.4 million (11%) for the third quarter and $.3 million (3%) for the first nine months of 1994 due to equipment purchases in the third quarter related to mergers, conversions and upgrades in the Company's teller systems and ATM network.

     Net income from foreclosed property totaled $1.3 million in the third quarter of 1994 and $5.2 million for the first nine months of 1994, compared to net expenses of $1.2 million and $5.9 million for the comparable periods in 1993. The decreases in net foreclosed asset expense resulted from increased gains from the sale of foreclosed assets, lower costs resulting from the reduced level of foreclosed assets and a substantial reduction of charges to the valuation allowance for foreclosed assets.

   Deposit insurance premiums decreased over 8% for the third quarter and 13% for the first nine months of 1994 compared to the same periods a year ago, down $.2 million for the quarter and $1.3 million year-to-date. Computed under the risk-related premium system beginning in 1993, the deposit insurance premium declined because of reductions in the assessment rate used in the calculation of the premiums. These reductions reflect the Bank's improved rating from the Office of the Comptroller of the Currency.

   The company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 88.73% for the third quarter of 1994 and 78.97% for the first nine months of 1994. Excluding the effect of the $16.1 million charge for the impairment of goodwill, the Company's efficiency ratio was 69.18% for the third quarter of 1994 compared to 75.57% in the third quarter of 1993. For the first nine months of 1994, the adjusted efficiency ratio was 72.31% compared to 74.87% in the same period in 1993. The improvement in efficiency reflects continued cost control efforts and increases in net interest income and noninterest income (excluding securities transactions). The Company expects this ratio to decline further in future periods. The declines are expected to result from achievement of cost efficiencies contemplated in completed, pending and future mergers, enhancement of noninterest revenue sources and increased net interest income derived from improved asset quality and a more advantageous earning asset mix.


INCOME TAXES

   The Company recorded a $.8 million provision for income taxes in the third quarter of 1994 and a $2.5 million provision in the first nine months of 1994. For the same periods of 1993, provisions for income taxes totaled $1.2 million and $4.3 million, respectively. The 1993 amounts include federal income tax expense recorded by institutions with which the Company merged in 1994. The Bank is subject to a Louisiana shareholder tax based partly on income. In the third quarter and first nine months of 1994, the Company recorded a deferred federal tax benefit equal to its current federal tax liability. At September 30, 1994 the Company had a deferred tax asset of $37.3 million (net of a reserve of $39.5 million). The Company expects that in mid-to late-1995, its deferred tax asset will be fully recorded based on the increase in its carryback potential for taxes paid and on its ability to generate future taxable income. As a result, while the Company's income tax provision in 1994 is entirely attributable to state taxes based partly on income, the Company expects to record federal income tax expense throughout 1995 at an effective tax rate higher than its current effective rate but significantly lower than the current federal statutory rate.


CAPITAL

   Shareholders' equity topped one-half billion dollars for the first time in the Company's history, totaling $500.3 million at September 30, 1994, compared to $446.7 million at September 30, 1993. The increase is primarily the result of net income over the most recent 12 months totaling $77.4 million, partially offset by $12.5 million in cash dividends paid and $13.5 million in unrealized losses on securities available for sale. Risk-based capital and leverage ratios for the Company and the Bank exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios for the Company and the Bank for the most recent five quarters.


LIQUIDITY

   The Company's loan-to-deposit ratio, one measure of liquidity, was 62.2% at September 30, 1994 compared to 56.1% at December 31, 1993 and 55.9% at September 30, 1993. Management believes that current and projected levels of short-term investments and securities available for sale are adequate to meet the Company's liquidity needs. The Company's continuing improvement in certificate of deposit ratings enhances its ability to raise funds in the open market. In addition, membership in the Federal Home Loan Bank of Dallas further enhances liquidity management by providing a readily accessible source of funds such as the $25 million line of credit previously discussed.

TABLE 1  -  LOAN COMPOSITION
                             September 30, 1994             June 30, 1994          September 30, 1993
                              Loans    Percentage        Loans    Percentage       Loans      Percentage
($ in millions)           Outstanding   of Total      Outstanding  of Total     Outstanding    of Total
Commercial:
  Energy                        $67.3        2.2 %         $53.2        1.8 %        $77.4          2.9 %
  Transportation,
      communications
      and utilities              96.8        3.2            99.7        3.4          108.5          4.1
  Commercial real estate        427.0       13.9           425.9       14.7          368.7         13.8
  Health care                   219.5        7.1           220.7        7.6          224.5          8.4
  Services                      292.8        9.5           289.1        9.9          216.7          8.1
  Commercial and
      industrial                589.2       19.1           518.0       17.8          522.3         19.6
  Other commercial               96.4        3.1            95.3        3.3           89.2          3.4
      Total commercial        1,789.0       58.1         1,701.9       58.5        1,607.3         60.3
Consumer:
  Residential mortgage          487.6       15.8           472.9       16.3          451.2         17.0
  Indirect                      447.3       14.5           391.6       13.5          282.4         10.6
  Student                        79.5        2.6            69.7        2.4           62.0          2.3
  Revolving credit               69.2        2.2            61.5        2.1           50.9          1.9
  Other                         208.8        6.8           210.8        7.2          210.7          7.9
      Total consumer          1,292.4       41.9         1,206.5       41.5        1,057.2         39.7

Total Loans                  $3,081.4      100.0 %      $2,908.4      100.0 %     $2,664.5        100.0 %

TABLE 2  -  NONPERFORMING ASSETS
                                         Sept. 30    June 30    March 31     Dec. 31     Sept. 30
($ in thousands)                           1994        1994       1994         1993        1993
                                        ----------  ---------  ----------   ---------   ----------

Nonaccrual loans                          $16,642     $29,439    $43,885      $59,655     $73,915
Restructured loans                          4,809         345        402        1,841       2,212
    Total nonperforming loans              21,451      29,784     44,287       61,496      76,127
Foreclosed assets                          18,418      26,788     29,170       36,365      45,875
    Total nonperforming assets            $39,869     $56,572    $73,457      $97,861    $122,002
Accruing loans past due
    90 days or more                        $2,154      $3,467     $3,615       $3,797      $3,850
Reserve for possible loan losses         $150,178    $167,201   $168,392     $168,856    $193,877
Nonperforming assets as a percentage
    of loans plus foreclosed assets          1.29 %      1.93 %     2.62 %       3.52 %      4.50 %
Reserve for possible loan losses as a
    percentage of nonperforming loans      700.10 %    561.38 %   380.23 %     274.58 %    254.68 %

TABLE 3  -  ANALYSIS OF CHANGES IN NONPERFORMING ASSETS
                                    Three Months               Nine Months
                                 Ended September 30         Ended September 30
($ in thousands)                   1994      1993             1994      1993
                                --------------------       ---------------------
Nonperforming assets
    at beginning of period       $56,572   $141,496         $97,861   $215,892
Additions                          3,605     12,139           9,886     38,332
Gross charge-offs                 (3,291)    (8,644)        (10,513)   (24,122)
Returned to performing status       (929)    (4,500)        (12,230)   (28,975)
OREO valuations                      561     (1,933)            (51)    (7,580)
Payments and sales of assets     (16,649)   (16,556)        (45,084)   (71,545)
Nonperforming assets
    at end of period             $39,869   $122,002         $39,869   $122,002

TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES
                                           Three Months             Nine Months
                                         Ended September 30      Ended September 30
($ in thousands)                         1994          1993       1994          1993
                                       --------------------     -----------------------
Balance at beginning of period         $167,201      $194,772    $168,856     $194,859
  Reserves acquired through mergers           -           360           -          360
Less:
       Loans charged off                  5,170         9,326      14,336       26,449
       Recoveries                         5,647         5,716      13,138       13,124
Net charge-offs (recoveries)               (477)        3,610       1,198       13,325
Provision for possible loan losses      (17,500)        2,355     (17,480)      11,983
Balance at end of period               $150,178      $193,877    $150,178     $193,877
Reserve for possible loan losses
    as a percentage of loans               4.87 %        7.28 %      4.87 %       7.28 %
     Net charge-offs (recoveries)
    as a percentage of average loans      (0.06)%        0.55 %      0.06 %       0.67 %

TABLE 5  -  DEPOSIT COMPOSITION
                                      Third Quarter 1994          Second Quarter 1994           Third Quarter 1993
                                       Average       % of          Average       % of          Average       % of
($ in millions)                     Outstandings   Deposits      Outstandings  Deposits      Outstandings  Deposits
                                   -------------------------    ------------------------     -----------------------

Demand, noninterest-bearing               $874.1      17.7 %          $894.8      18.1 %          $812.4      17.1 %
NOW accounts                               527.9      10.7             546.7      11.1             490.3      10.3
Money market deposit accounts              992.9      20.2           1,017.9      20.6           1,016.3      21.4
Savings accounts                           241.6       4.9             247.9       5.0             240.7       5.1
Other consumer time deposits             1,474.7      30.0           1,434.3      29.1           1,420.5      30.0
    Total core deposits                  4,111.2      83.5           4,141.6      83.9           3,980.2      83.9
Public fund certificates of
    deposit of $100,000 or more            637.4      13.0             629.5      12.8             586.9      12.4
Certificates of deposit of
    $100,000 or more                       154.2       3.1             149.8       3.0             171.6       3.6
Foreign time deposits                       20.6       0.4              14.3       0.3               4.3       0.1
    Total deposits                      $4,923.4     100.0 %        $4,935.2     100.0 %        $4,743.0     100.0 %

TABLE 6  -  NET INTEREST MARGIN      (taxable-equivalent)
                                                 1994                             1993
                                       -------------------------------     -----------------
                                       Third     Second          First     Fourth     Third
                                      Quarter    Quarter        Quarter   Quarter    Quarter
Yield on earning assets                  7.40 %     7.07 %         6.82 %    6.94 %     7.02 %
Rate on interest-bearing liabilities     3.50       3.18           3.08      3.06       3.10
      Net interest spread                3.90       3.89           3.74      3.88       3.92
Contribution of
   noninterest-bearing funds             0.72       0.66           0.69      0.65       0.63
      Net interest margin                4.62 %     4.55 %         4.43 %    4.53 %     4.55 %
Noninterest-bearing funds
   supporting earning assets            20.64 %    20.89 %        22.41 %   21.42 %    20.33 %

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
Taxable-equivalent basis  (1)
                                                           Third Quarter 1994      Second Quarter 1994      Third Quarter 1993
                                                                Interest                  Interest                  Interest
(Average balances $ in millions,                        Average  Income/ Yield/   Average  Income/ Yield/   Average Income/ Yield/
interest income/expense $ in thousands)                Balances  Expense  Rate   Balances  Expense  Rate   Balances Expense  Rate

ASSETS
Interest-earning assets:
   Loans  (2)                                          $2,986.6  $65,931  8.75 % $2,839.7  $60,235  8.51 % $2,620.2 $56,182  8.51 %
   Securities available for sale                          554.2    8,647  6.28      615.7    8,475  5.51      558.0   8,597  6.16
   Securities held to maturity                          1,683.8   23,407  5.55    1,763.4   24,324  5.52    1,667.6  23,528  5.63
   Short-term investments                                 103.2    1,171  4.50      126.9    1,230  3.89      277.3   2,157  3.09
                Total interest-earning assets           5,327.8  $99,156  7.40 %  5,345.7  $94,264  7.07 %  5,123.1 $90,464  7.02 %
Reserve for possible loan losses                         (167.8)                   (170.0)                   (198.5)
Noninterest-earning assets:
   Cash (excluding items in process of collection)        140.2                     148.3                     127.1
   Items in process of collection                         117.8                     109.7                      98.1
   Other assets                                           306.1                     305.7                     318.8
                Total noninterest-earning assets          564.1                     563.7                     544.0
                Total assets                           $5,724.1                  $5,739.4                  $5,468.6


LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing liabilities:
   Interest-bearing deposits:
           NOW accounts                                  $527.9   $2,159  1.62 %   $546.7   $2,153  1.58 %   $490.3  $1,844  1.49 %
           Money market deposit accounts                  992.9    6,121  2.45    1,017.9    5,740  2.26    1,016.3   6,216  2.43
           Savings accounts                               241.6    1,116  1.83      247.9    1,138  1.84      240.7   1,156  1.90
           Other consumer time deposits                 1,474.7   16,876  4.54    1,434.3   15,123  4.23    1,420.5  14,654  4.09
           Public fund certificates of deposits
               of $100,000 or more                        637.4    7,244  4.51      629.5    5,946  3.79      586.9   4,814  3.25
           Certificates of deposits of $100,000 or more   154.2    1,412  3.63      149.8    1,460  3.91      171.6   1,574  3.64
           Foreign time deposits                           20.6      249  4.81       14.3      143  4.01        4.3      33  3.01
                Total interest-bearing deposits         4,049.3   35,177  3.45    4,040.4   31,703  3.15    3,930.6  30,291  3.06
   Short-term borrowings                                  168.8    1,450  3.40      166.0    1,317  3.18      129.6     964  2.95
   Debt  (3)                                               10.0      673 26.80       22.4      554  9.91       21.5     611 11.26
                Total interest-bearing liabilities      4,228.1  $37,300  3.50 %  4,228.8  $33,574  3.18 %  4,081.7 $31,866  3.10 %
Noninterest-bearing liabilities:
   Demand deposits                                        874.1                     894.8                     812.4
   Other liabilities                                      127.6                     132.8                     131.6
                Total noninterest-bearing liabilities   1,001.7                   1,027.6                     944.0
Total shareholders' equity                                494.3                     483.0                     442.9
                Total liabilities and
                        shareholders' equity           $5,724.1                  $5,739.4                  $5,468.6


SPREAD AND NET YIELD
Interest rate spread                                                      3.90 %                    3.89 %                   3.92 %
Cost of funds supporting interest-earning assets                          2.78 %                    2.52 %                   2.47 %
Net interest income/margin                                       $61,856  4.62 %           $60,690  4.55 %          $58,598  4.55 %

(1)    Based on the statutory income tax rate of 35%.
(2)    Excludes unearned income.  For purposes of yield computations, nonaccrual loans are included in loans outstanding.
(3)    Third quarter and first nine months of 1994 interest expense includes a $300 thousand premium to retire debt associated with mergers.

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (continued)
Taxable-equivalent basis  (1)

                                                            Nine Months Ended         Nine Months Ended
                                                           September 30, 1994       September 30, 1993
                                                                Interest                  Interest
(Average balances $ in millions,                        Average  Income/ Yield/   Average  Income/ Yield/
interest income/expense $ in thousands)                Balances  Expense  Rate   Balances  Expense  Rate

ASSETS
Interest-earning assets:
   Loans  (2)                                          $2,851.8 $182,926  8.58 % $2,647.3 $170,635  8.62 %
   Securities available for sale                          599.9   24,821  5.52      591.7   29,171  6.57
   Securities held to maturity                          1,749.8   72,291  5.51    1,550.1   68,450  5.89
   Short-term investments                                 154.1    4,243  3.68      343.6    7,991  3.11
                Total interest-earning assets           5,355.6 $284,281  7.09 %  5,132.7 $276,247  7.19 %
Reserve for possible loan losses                         (169.1)                   (197.6)
Noninterest-earning assets:
   Cash (excluding items in process of collection)        145.7                     127.8
   Items in process of collection                         112.3                     101.4
   Other assets                                           305.0                     325.5
                Total noninterest-earning assets          563.0                     554.7
                Total assets                           $5,749.5                  $5,489.8


LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing liabilities:
   Interest-bearing deposits:
           NOW accounts                                  $543.0   $6,413  1.58 %   $494.6   $5,910  1.60 %
           Money market deposit accounts                1,015.7   17,881  2.35    1,006.4   18,687  2.48
           Savings accounts                               245.0    3,369  1.84      234.8    3,464  1.97
           Other consumer time deposits                 1,441.5   46,430  4.31    1,434.0   43,503  4.06
           Public fund certificates of deposits
               of $100,000 or more                        619.1   18,038  3.90      608.6   15,006  3.30
           Certificates of deposits of $100,000 or more   151.8    4,239  3.73      166.3    4,518  3.63
           Foreign time deposits                           14.7      463  4.21        4.4       98  2.97
                Total interest-bearing deposits         4,030.8   96,833  3.21    3,949.1   91,186  3.09
   Short-term borrowings                                  164.9    3,935  3.19      134.8    2,944  2.92
   Debt  (3)                                               18.5    1,863 13.48       23.5    2,003 11.37
                Total interest-bearing liabilities      4,214.2 $102,631  3.26 %  4,107.4  $96,133  3.13 %
Noninterest-bearing liabilities:
   Demand deposits                                        894.2                     807.6
   Other liabilities                                      154.7                     147.5
                Total noninterest-bearing liabilities   1,048.9                     955.1
Total shareholders' equity                                486.4                     427.3
                Total liabilities and
                        shareholders' equity           $5,749.5                  $5,489.8


SPREAD AND NET YIELD
Interest rate spread                                                      3.83 %                    4.06 %
Cost of funds supporting interest-earning assets                          2.56 %                    2.50 %
Net interest income/margin                                      $181,650  4.53 %          $180,114  4.69 %

(1)    Based on the statutory income tax rate of 35%.
(2)    Excludes unearned income.  For purposes of yield computations, nonaccrual loans are included in loans outstanding.
(3)    Third quarter and first nine months of 1994 interest expense includes a $300 thousand premium to retire debt associated with mergers.

TABLE 8  -  CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
                                                        Third Quarter 1994 Compared to:
                                           Second Quarter 1994                       Third Quarter 1993
                                                     Increase (Decrease) Due to Change In:
($ in thousands)                      Volume       Rate       Total             Volume       Rate       Total
                                   ---------------------------------           -------------------------------
Taxable-Equivalent
    Interest Earned On:
   Loans                            $ 3,186     $ 2,510     $ 5,696           $ 8,048     $ 1,701     $ 9,749
   Securities available for sale       (896)      1,068         172               (60)        110          50
   Securities held to maturity       (1,104)        187        (917)              228        (349)       (121)
   Short-term investments              (251)        192         (59)           (1,714)        728        (986)
         Total                          935       3,957       4,892             6,502       2,190       8,692
Interest Paid On:
   NOW accounts                         (75)         81           6               147         168         315
   Money market deposit accounts       (143)        524         381              (145)         50         (95)
   Savings accounts                     (28)          6         (22)                4         (44)        (40)
   Other consumer time deposits         433       1,320       1,753               575       1,647       2,222
   Public fund certificates of
       deposit of $100,000 or more       76       1,222       1,298               444       1,986       2,430
   Certificates of deposit
       of $100,000 or more               42         (90)        (48)             (159)         (3)       (162)
   Foreign time deposits                 71          35         106               186          30         216
   Short-term borrowings                 23         110         133               322         164         486
   Debt                                (433)        553         119              (451)        513          62
         Total                          (34)      3,761       3,726               923       4,511       5,434
Taxable-Equivalent
   Net Interest Income              $   969     $   196     $ 1,166           $ 5,579     $(2,321)    $ 3,258

(1) Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

TABLE 9  -  NONINTEREST INCOME
                                           Three Months Ended                       Nine Months Ended
                                                              Percentage                           Percentage
                                    Sept. 30        Sept. 30    Increase     Sept. 30    Sept. 30    Increase
($ in thousands)                        1994            1993  (Decrease)         1994        1993  (Decrease)
                                  -------------------------------------    -----------------------------------
Trust fees                            $ 3,014     $ 3,101         (3)%     $ 9,463     $ 9,851         (4)%
Service charges on deposits             9,751       8,933          9        28,692      26,148         10
Other service, collection and
    exchange charges:
    Mortgage loan servicing income      1,268       1,403        (10)        4,002       4,407         (9)
    Retail investment service income    1,316       1,057         25         4,612       3,590         28
    Other                               2,234       1,388         61         5,844       4,273         37
Gain on settlement of acquired loans      675         287        135         1,145       1,031         11
Other income:
    Computer services                     181         494        (63)        1,057       1,907        (45)
    Other income                        2,280       1,796         27         5,154       4,786          8
        Total fee income               20,719      18,459         12        59,969      55,993          7
Securities gains (losses), net         (1,682)         90        N/M        (1,517)        100        N/M
    Total Noninterest Income          $19,037     $18,549          3 %     $58,452     $56,093          4 %

N/M  =  Not meaningful

TABLE 10  -  NONINTEREST EXPENSE
                                   Three Months Ended                        Nine Months Ended
                                                            Percentage                              Percentage
                                  Sept. 30      Sept. 30    Increase     Sept. 30       Sept. 30     Increase
($ in thousands)                    1994          1993     (Decrease)      1994           1993      (Decrease)
                                  -----------------------------------    -------------------------------------
Salaries                          $22,382       $20,340        10 %     $ 68,836       $ 60,439        14 %
Benefits                            3,716         4,183       (11)        12,494         12,398         1
    Total staff costs              26,098        24,523         6         81,330         72,837        12
Occupancy, net                      5,618         5,754        (2)        16,963         16,532         3
Equipment                           3,446         3,096        11          9,638          9,369         3
Data processing                     4,816         4,357        11         14,485         12,755        14
Foreclosed property expense, net   (1,262)        1,167       N/M         (5,191)         5,883       N/M
Deposit insurance and
    examination fees                2,885         3,120        (8)         8,801         10,081       (13)
Postage                               968           974        (1)         2,873          2,806         2
Stationery and supplies             1,250           998        25          2,962          2,782         6
Professional fees                   1,646         1,655        (1)         5,066          6,268       (19)
Amortization of intangibles        17,487         1,879       831         20,476          6,119       235
Other                              10,317        10,711        (4)        33,449         31,341         7
    Total Noninterest Expense     $73,269       $58,234        26 %     $190,852       $176,773         8 %
Efficiency ratio   (1)              88.73 % (2)   75.57 %                  78.97 % (2)    74.87 %

N/M = Not meaningful

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

(2) Excluding the effect of the charge for the impairment of goodwill, the efficiency ratio was 69.18% and 72.31% for the third quarter and first nine months of 1994, respectively.

TABLE 11  -  QUARTERLY SELECTED CAPITAL ADEQUACY RATIOS
                                        Sept. 30   June 30    March 31     Dec. 31     Sept. 30
                                          1994       1994       1994         1993       1993
                                        --------   --------   --------     --------    ---------

Hibernia National Bank:
   Risk-based capital
      Tier 1 risk-based capital ratio     13.73 %    14.20 %    14.08 %      13.35 %     13.42 %
      Total risk-based capital ratio      15.02 %    15.50 %    15.38 %      14.67 %     14.72 %
   Leverage ratio                          7.96 %     7.78 %     7.38 %       7.04 %      6.96 %

Hibernia Corporation:
   Risk-based capital
      Tier 1 risk-based capital ratio     14.88 %    14.54 %    14.72 %      15.56 %     14.28 %
      Total risk-based capital ratio      16.17 %    15.84 %    16.02 %      16.87 %     15.58 %
   Leverage ratio                          8.63 %     7.98 %     7.73 %       8.25 %      7.42 %

                          PART II.  OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

               A report on Form 8-K dated August 18,
               1994, was filed by the registrant
               reporting Item 5 Other Events.

               A report on Form 8-K dated September 22,
               1994 was filed by the registrant
               reporting Item 5 Other Events.

               A report on Form 8-K dated October 11,
               1994 was filed by the registrant
               reporting Item 2 Acquisition of Assets.

               A report on Form 8-K dated November 2,
               1994 was filed by the registrant
               reporting Item 5 Other Events.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                        HIBERNIA CORPORATION
                                        (Registrant)





Date:  November 14, 1994            By:   /s/ Ron E. Samford, Jr.
                                          Ron E. Samford, Jr.
                                          Executive Vice President and
                                          Controller (principal accounting
                                          officer)