Form 10-K
HIBERNIA CORP
filed 1995-03-30
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994.  Commission file No. 1-10294

                      HIBERNIA CORPORATION
     (Exact name of registrant as specified in its charter)


           LOUISIANA                         72-0724532
 (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

313 CARONDELET STREET, NEW ORLEANS, LOUISIANA         70130
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (504) 533-5332

   Securities registered pursuant to Section 12(b) of the Act:

               CLASS A COMMON STOCK, NO PAR VALUE
                        (Title of class)

                     NEW YORK STOCK EXCHANGE
           (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [    ]

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995.

        Class A Common Stock, no par value - $806,600,021


   State the aggregate number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1995.

        Class A Common Stock, no par value - 109,138,341

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant's definitive proxy statement, which was filed on March 17, 1995, are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

     Certain information required by Form 10-K is incorporated by reference from the Annual Report as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
Item 1    Business                                              *
Item 2    Properties                                            *
Item 3    Legal Proceedings                                     *
Item 4    Submission of Matters to a Vote of Security Holders   None
Item X    Identification of Executive Officers                  *

PART II
Item 5    Market of the Registrant's Common Equity and Related
               Stockholder Matters                              ***
Item 6    Selected Financial Data                               ***
Item 7    Management Discussion and Analysis of Financial
               Condition and Results of Operations              ***
Item 8    Financial Statements and Supplementary Data           ***
Item 9    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure              None

PART III(1)
Item 10   Directors and Executive Officers of the Registrant
Item 11   Executive Compensation
Item 12   Security Ownership of Certain Beneficial Owners and Management
Item 13   Certain Relationships and Related Transactions

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (a)  Financial Statements
                 Independent Auditors' Report                    ***
                 Hibernia Corporation and Subsidiary:
                    Consolidated Balance Sheets - December 31,
                      1994 and 1993                              ***
                    Consolidated Income Statements - Years
                      Ended December 31, 1994, 1993 and 1992     ***
                    Consolidated Statements of Changes in
                      Shareholders' Equity - Years Ended
                      December 31, 1994, 1993 and 1992           ***
                    Consolidated Statements of Cash Flows -
                      Years Ended December 31, 1994, 1993
                      and 1992                                   ***
                    Notes to Consolidated Financial Statements   ***
          (b)  Reports on Form 8-K                               **
                    Item 2 Other Event       October 11, 1994
                    Item 5 Other Event       November 2, 1994
                    Item 5 Other Event       November 8, 1994
                    Item 5 Other Event       January 27, 1995
                    Item 2 Other Event       February 15, 1995
                    Item 5 Other Event       March 2, 1995
                    Item 5 Other Event       March 20, 1995
          (c)  Exhibits                                          **

* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.

** Reports on Form 8-K and Exhibits have been separately filed with the Commission.

*** This information is included in Exhibit 13

(1) The material required by Items 10 through 13 is incorporated by reference to the Company's definitive Proxy Statement pursuant to Instruction G of Form 10-K. The Company filed a definitive Proxy Statement with the Commission on March 17, 1995, however, the "Report of Executive Compensation Committee" and the "Performance Graph" contained therein are not incorporated herein by reference.

PART  I

ITEM 1.  BUSINESS

     Hibernia Corporation ("Company") is a bank holding company organized in 1972 and, as of December 31, 1994, was the second-largest bank holding company in Louisiana with assets of $6.3 billion and deposits of $5.5 billion. Hibernia National Bank, the Company's sole bank subsidiary ("Bank") was chartered in 1933 and at December 31, 1994 had 143 branches located throughout Louisiana. Hibernia Corporation's most significant asset is its investment in the Bank, and its major source of income in 1995 is expected to be interest on its deposits in the Bank and potential dividends from the Bank. In addition to Hibernia National Bank, the Company also owns Zachary Taylor Life Insurance Company. This wholly owned subsidiary is currently inactive, and the Company has an agreement with the Federal Reserve Bank whereby the Company will not actively operate this subsidiary as an insurance company without Federal Reserve Board approval.
     The Bank offers a range of retail and commercial banking services and products, including retail, commercial, international, mortgage and private banking; treasury management; trust; brokerage; and alternative investments, including mutual funds and annuities.
     The Bank provides financial risk management products and advisory services to its customers. These products are designed to assist customers in managing their exposure in the areas of interest rate, currency and commodity risks. The Bank also offers repurchase agreements, bankers acceptances, Eurodollar access, safekeeping of securities, U.S. Government and Government agency obligations, tax-free municipal obligations, reverse repurchase agreements, letters of credit, and collection and foreign exchange transactions. At December 31, 1994, the Bank performed mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments, for approximately 33,000 residential loans.
     The trust division of the Bank offers a variety of agency, fiduciary, investment advisory, employee benefit and custodial services. Through Tower Investors, Inc., a wholly-owned subsidiary of the Bank, the Bank sells fixed and variable annuities in retail markets. The Bank also provides retail and discount brokerage services through Hibernia Investment Securities, Inc. ("HISI"), a wholly-owned subsidiary of the Bank. HISI is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

COMPETITION

     There is significant competition among banks and bank holding companies in Louisiana. The Bank competes with national and state banks for deposits, loans, and trust accounts and with savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies and several governmental agencies, which are all actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services. Commercial banking institutions located outside Louisiana also compete for banking business in the Bank's marketing area.
     On December 31, 1992, the Company completed the sale of its former bank subsidiary, Hibernia National Bank in Texas ("Texas Bank") to Comerica Incorporated. In connection with this sale, the Company agreed not to engage in banking business in the state of Texas for a three-year period commencing December 31, 1992.

SUPERVISION AND REGULATION

     The banking industry is extensively regulated under both
federal and state law.   The Company is subject to regulation under
the Bank Holding Company Act of 1956 ("BHCA") and to supervision by the Board of Governors of the Federal Reserve System ("FRB"). The BHCA requires the Company to obtain the prior approval of the Federal Reserve Board for bank acquisitions, limits the acquisition of shares of out-of-state banking organizations unless permitted by state law and prescribes limitations on the nonbanking activities of the Company. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC").
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") further expanded the regulatory and enforcement powers of bank regulatory agencies. Among the significant provisions of FDICIA is the requirement that bank regulatory agencies prescribe standards relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. FDICIA mandates annual examinations of banks by their primary regulators.
     The banking industry is affected by the monetary and fiscal policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.
     HISI is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions through the Deputy Commissioner of Securities.
     Zachary Taylor Life Insurance Company is regulated by the Louisiana Commissioner of Insurance.

LOAN PORTFOLIO

     The amounts and percentages of loans outstanding by types of loans (including unearned discount) are as follows:

                                                                         December 31
($ in thousands)                  1994                1993                1992                 1991                1990
                             --------------       -------------       ---------------      ---------------   -----------------
                                        % of                % of                % of                 % of                % of
                              Amount   Total      Amount   Total      Amount   Total       Amount   Total      Amount   Total
                             ---------------      --------------      ----------------    ----------------  -------------------
Commercial, financial
  and agricultural            $859,401    25 %    $708,640    24 %    $804,861    27 %   $1,195,827    26 %  $1,439,970    25 %

Real estate - construction      37,904     1        32,679     1        19,995     1         73,799     2       116,139     2

Real estate - mortgage       1,600,788    48     1,554,366    53     1,616,123    54      2,175,417    50     3,082,996    53

Consumer                       785,411    23       566,286    19       470,578    16        874,989    20     1,102,204    19

All other                      100,030     3        94,180     3        52,666     2         70,239     2        85,651     1

                            $3,383,534   100 %  $2,956,151   100 %  $2,964,223   100 %   $4,390,271   100 %  $5,826,960   100 %


SELECTED LOAN MATURITIES

     The following table shows selected categories of loans outstanding as of December 31, 1994, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.


                                                                   Maturing
                                       -------------------------------------------------------------------
                                                         After One
                                         Within          But Within          After
($ in thousands)                        One Year         Five Years        Five Years          Total
                                       ----------       -----------        -----------         --------
Commercial, financial and
  agricultural                          $363,700          $349,193          $146,508          $859,401

Real estate - construction                35,252             1,919               733           $37,904

                                        $398,952          $351,112          $147,241          $897,305



                                                             Interest Sensitivity
                                                           --------------------------
                                                           Fixed            Variable
                                                            Rate              Rate
                                                           ---------------------------
Due after one but within five years                        $68,408          $282,704

Due after five years                                        26,069           121,172

                                                           $94,477          $403,876


SUMMARY OF LOAN LOSS EXPERIENCE

                                                                Year Ended December 31
($ in thousands)                       1994           1993           1992           1991           1990
                                      -------         -----          -----          -----          -----

Balance of reserve for
  possible loan losses
  at beginning of period                $172,535       $199,518       $223,294       $170,454        $87,346

Addition due to bank
  acquisitions                                 -            359              -              -          3,000

Loans charged off:
  Commercial, financial,
    and agricultural                      (7,108)       (12,290)       (38,399)       (43,582)       (39,273)
  Real estate-construction                   (54)          (265)        (1,555)        (6,513)        (3,952)
  Real estate-mortgage                    (5,327)       (11,183)       (36,106)       (71,364)       (34,245)
  Consumer                               (11,433)       (17,573)       (20,344)       (19,969)       (24,567)
  All other                                   (1)             -           (311)          (639)          (391)
    Total loans charged
      off                                (23,923)       (41,311)       (96,715)      (142,067)      (102,428)
Recoveries of loans
  previously charged off:
  Commercial, financial,
    and agricultural                       7,031          6,899          6,600          3,307          1,737
  Real estate-construction                    97            176            246             52            300
  Real estate-mortgage                     6,266          5,993          5,466          2,819            820
  Consumer                                 3,751          4,571          4,620          4,364          4,282
  All other                                   70             64            420             15             10
    Total recoveries                      17,215         17,703         17,352         10,557          7,149
Net loans charged off                     (6,708)       (23,608)       (79,363)      (131,510)       (95,279)

 Additions to reserve
  charged to operating
  expense                                (17,231)        (3,734)        71,093        184,350        175,387

Reduction due to sale
  of Texas bank                                -              -        (15,506)             -              -

Balance at end of period                $148,596       $172,535       $199,518       $223,294       $170,454

Ratio of net charge-offs
  to average loans outstanding              0.22%          0.83%          2.25%          2.51%          1.67%


ALLOCATION OF RESERVE FOR LOAN LOSSES

     The reserve for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. See "Reserve and Provision for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report to Shareholders for a discussion of the factors which influence management's judgement in determining the adequacy of the reserve for loan losses.

($ in thousands)                       1994        1993        1992        1991        1990
                                      ------      ------      -----       -------     --------
Reserve at end of period:
   Commercial, financial and
      agricultural                     $40,476     $55,110     $53,008     $79,143     $45,878
   Real estate-construction                870         972         836       5,154       5,477
   Real estate-mortgage                 50,934      65,180      58,683      75,950      71,258
   Consumer                             19,616      17,473      20,891      19,716      30,502
   Not allocated                        36,700      33,800      66,100      43,331      17,339

                                      $148,596    $172,535    $199,518    $223,294    $170,454

MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

     The following table shows large denomination certificates of deposit as of December 31, 1994 by remaining maturity.

($ in thousands)                      Domestic     Foreign
                                      --------     ------
3 months or less                      $485,562     $34,004
Over 3 months through 6 months         178,944           -
Over 6 months through 12 months         40,894           -
Over 12 months through 5 years          23,274           -
Over 5 years                             5,689           -

     Total                            $734,363     $34,004

SHORT-TERM BORROWINGS

     The following table summarizes pertinent data related to federal funds purchased and securities sold under agreements to repurchase for 1994, 1993 and 1992. Funds purchased and securities sold under agreements to repurchase generally mature within one to 14 days from the transaction date.

($ in thousands)                                1994         1993         1992
                                                --------    ---------     --------
Outstanding at December 31                      $158,869     $155,791     $127,752

Maximum month-end outstandings                   197,357      159,864      305,444

Average daily outstandings                       164,557      138,175      207,285

Average rate during year                             3.5%         2.9%         3.3%

Average rate at year end                             4.4%         2.9%         3.9%

ITEM 2.  PROPERTIES

     The Company's executive offices are located in downtown New Orleans, Louisiana, in the downtown branch office of the Bank. The Company leases its main office building and operations center under terms of sale/leaseback agreements. The Bank owns or leases the facilities for its branch locations. The Company and the Bank consider all properties owned or leased to be suitable and adequate for their intended purposes and consider the terms of existing leases to be fair and reasonable.
     On December 31, 1994 the Bank reported miscellaneous property with a net book value of $15,493,000. (See "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report for a further discussion of these properties.) The properties include properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted, and in-substance foreclosures.

ITEM 3.  LEGAL PROCEEDINGS

     On October 23, 1990, suit was filed in the United States District Court for the Eastern District of Louisiana under the name Gila Feinberg, Plaintiff, v. Hibernia Corporation and Martin C. Miler, Defendants. Mr. Miler is the former Chairman and Chief Executive Officer of the Company, which positions he resigned in 1991. Plaintiff brought this action on behalf of all shareholders who purchased common stock of the Company between March 19, 1990, and October 16, 1990, inclusive ("Class Period"), excluding directors and officers of the Company and related persons. The complaint alleged that the market value of the Company's common stock was artificially inflated during the Class Period by reason of false and misleading news releases and public statements and sought to recover unspecified damages for the losses allegedly sustained plus interest, attorneys' fees and costs. In March 1992, plaintiff amended its complaint to extend the Class Period to July 30, 1991, the date on which the Bank entered into the consent order with the OCC. The amended complaint, which also named the Bank, certain individual directors, former directors, former officers and the Company's insurance carriers as defendants, alleged that, during the Class Period, the Company made false and misleading statements and failed to disclose material facts, including the findings of OCC examination reports, which allegedly continued to artificially inflate the market value of the Company's common stock. The amended complaint further alleged that such actions and omissions constituted (i) a violation of the Louisiana Securities Law, (ii) negligence under Louisiana law, and (iii) fraud and deceit.

     In February 1995, the parties agreed, subject to court approval, to settle this lawsuit for an aggregate amount not to exceed $20 million (which includes legal fees and costs) in a claims-made settlement, plus interest and up to $200,000 in the aggregate to cover the costs of administering the settlement. The Company denied liability for the claims alleged in the lawsuit but believed the settlement was reasonable in light of the uncertainties of litigation and significant management time and legal expense that would have been required to further contest the case. The total cost of the settlement will be shared equally by the Company and its primary insurance carrier.

     In addition, the Company and the Bank are parties to certain pending legal proceedings arising from matters incidental to their business. Management and counsel are of the opinion that these actions will not have a material effect on the financial condition or results of operations of the Company.


ITEM X. IDENTIFICATION OF EXECUTIVE OFFICERS

     Each executive officer of the Company and the Bank holds his position until the earlier of (i) his removal or resignation or
(ii) his successor is appointed by the Board.

     STEPHEN A. HANSEL, 47, serves as President and Chief Executive Officer of the Company and the Bank, which positions he assumed in March 1992. Mr. Hansel also serves as a director of the Company and the Bank. Prior to joining the Company , Mr. Hansel served as Chief Financial Officer of Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida with assets of approximately $33 billion, which position he held since 1982.

     ROBERT W. CLOSE, 52, Senior Executive Vice President, serves as Chairman, Greater New Orleans Region, of the Bank, and is responsible for the operations of the Bank in the Greater New Orleans area, as well as for product management and delivery systems statewide. Mr. Close, who also supervises the investment division of the Bank, has been employed by the Company and/or its subsidiaries since 1976, serving as an Executive Vice President of the Bank since 1987. He assumed the position of Chief Financial Officer and Treasurer of the Company in August 1991 and the position of Senior Executive Vice President and Chairman of the Greater New Orleans Region in August 1994.

     K. KIRK DOMINGOS III, 53, Senior Executive Vice President/Support Services of the Bank, is responsible for the overall administrative functions of the Bank. Mr. Domingos has been employed by the Company and/or its subsidiaries since 1975 and assumed the position of Executive Vice President and Administrative Executive of the Bank in August 1991 and the position of Senior Executive Vice President in August 1994.

     GERALD F. PAVLAS, 45, serves as Executive Vice President/Commercial Real Estate and Commercial Financing Products for the Bank, a position which he assumed in August 1994. Mr. Pavlas served as Chief Credit Officer of the Bank from 1992 to 1994. Prior to 1992, Mr. Pavlas served as Senior Vice President of Hibernia National Bank in Texas, a former subsidiary of the Company, as manager of Credit Risk Management from August 1990 to May 1992 and as Manager of Loan Control from January 1990 through August 1990. Mr. Pavlas served as Executive Vice President and Chief Credit Officer of BancTEXAS Group, Inc., a bank holding company headquartered in Dallas, Texas, from 1988 to 1990, when it was acquired by the Company.

     C. GERON HARGON, 49, serves as Executive Vice President of the Company (a position he has held since 1992) and Chairman, South Central Region, of the Bank, a position he assumed in 1994. Mr. Hargon is responsible for the operations of the Bank in the South Central Region of Louisiana, particularly Baton Rouge and the surrounding communities. Mr. Hargon has been employed by the Company and/or its subsidiaries in various capacities since 1976.

     J. HERBERT BOYDSTUN, 48, Chairman, Northeast Region, of the Bank, is responsible for the operations of the Bank in Northeast Louisiana, particularly Monroe and the surrounding communities.
Mr. Boydstun assumed this position in August 1994 following the merger of First Bancorp of Louisiana, Inc., a bank holding company headquartered in West Monroe, Louisiana, with and into the Company. Mr. Boydstun served from 1982 to 1994 as President of First Bancorp and as Chairman and Chief Executive Officer of First National Bank of West Monroe, the national banking subsidiary of First Bancorp. Mr. Boydstun also serves as a director of the Company and the Bank.

     E. R. CAMPBELL, JR., 54, Chairman, Northwest Region, of the Bank, is responsible for the operations of the Bank in Northwest Louisiana, particularly Shreveport and the surrounding communities. Mr. Campbell assumed this position in January 1995 following the merger of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport, Louisiana, with and into the Company. Mr. Campbell served from 1992 to 1994 as Chairman of the Board of Pioneer Bancshares and as President from 1977 to 1992 and as Chairman from 1992 to 1994 of its Louisiana banking subsidiary, Pioneer Bank & Trust Company. Mr. Campbell also serves as a director of the Company and the Bank.

     RUSSELL S. HOADLEY, 50, serves as Executive Vice President/Employee and Public Relations for the Bank and assumed that position in 1994. Mr. Hoadley previously served as Senior Vice President/Public Affairs and Marketing from July 1993 until August 1994. Prior to joining the Bank, Mr. Hoadley served as Vice President and Director of Corporate Communications for Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida which position he held from 1988 to June 1993.

     SCOTT P. HOWARD, 47, serves as Executive Vice President/Corporate and International Banking for the Bank and has served in that position since May 1992. Prior to joining the Bank in 1992, Mr. Howard served as Chief Operating Officer of Smile, Inc., a New York-based computer-based information service during 1991 and as President of GHM Architectural Aluminum, Inc., a New York-based manufacturer of high-design aluminum door frames. From 1982 until 1990, Mr. Howard served as a Vice President of J.P. Morgan in several commercial and investment banking positions, including Vice President of Corporate Financial Services from 1987 to 1988 and Corporate Financial Advisor to U.S. Eastern Banks from 1989 to 1990.

     JAMES E. O'BRIEN, 50, serves as Executive Vice President/Planning and Performance Analysis for the Bank, a position which he assumed in August 1994. From 1992 to 1994, Mr. O'Brien served as Senior Vice President and General Auditor for the Bank. Prior to joining the Bank, Mr. O'Brien served as Vice President and Regional Director of Credit Quality for Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida, in 1991 and 1992. He served as President of O'Brien Consulting, Inc., a bank consulting firm based in Jacksonville, Florida, in 1991, and was previously with Barnett Banks, Inc., which he joined in 1977.

     KENNETH A. RAINS, 45, serves as Executive Vice President and Trust Group Executive of the Bank, positions which he has held since March 1993. Mr. Rains has been employed by the Company and/or its subsidiaries in various capacities in the trust department since 1983, most recently as Senior Vice President and Manager of the Trust Division from December 1991 to March 1993.

     RONALD E. SAMFORD, JR., 42, serves as Executive Vice President, Controller and Chief Accounting Officer of the Company, which positions he has held since November 1992. Prior to joining the Bank, Mr. Samford served as the Senior Vice President and Chief Accounting Officer of TeamBank, a bank headquartered in Forth Worth, Texas, from August 1990 to November 1992 and as Senior Audit Manager of Price Waterhouse, a public accounting firm, from 1986 to 1990.

     JOHN E. SMITH, 45, serves as Executive Vice President and Retail Banking Executive of the Bank, which positions he has held since September 1991. Mr. Smith has been employed by the Company and/or its subsidiaries in various capacities since 1981, most recently as Senior Vice President and Manager of the Consumer Banking Division of Hibernia National Bank in Texas from 1989 until 1991.

     RICHARD G. WRIGHT, 45, serves as Executive Vice President/Credit Policy and Analysis of the Bank, positions he has held since August 1994. From May 1992 to August 1994, Mr. Wright served as Senior Vice President in the Credit and Asset Quality area of the Bank. Prior to joining the Bank, Mr. Wright served as President and Chief Operating Officer for ACTION, Inc., a manufacturer of western saddles and tack, headquartered in McKinney, Texas. Prior to joining ACTION in 1991, Mr. Wright was a Senior Vice President of BancTexas Dallas, N.A.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HIBERNIA CORPORATION
                                 (Registrant)




                              /s/ Stephen A. Hansel
                              Stephen A. Hansel, President and
                              Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.





/s/ Robert W. Close                       /s/ Ronald E. Samford, Jr.
Robert W. Close,                         Ronald E. Samford, Jr., Controller
Treasurer (principal financial           (principal accounting
officer)                                 officer)


W. James Amoss, Jr.*, Director           Hugh J. Kelly*, Director
Robert H. Boh*, Director                 Elton R. King*, Director
J. Herbert Boydstun*, Director           John P. Laborde*, Director
J. Terrell Brown*, Director              Sidney W. Lassen*, Director
E. R. "Bo" Campbell*, Director           Donald J. Nalty*, Director
Brooke H. Duncan*, Director              Robert T. Ratcliff*, Director
Richard W. Freeman, Jr.*, Director       Duke Shackelford*, Director
Robert L. Goodwin*, Director             James H. Stone*, Director
Stephen A. Hansel*, Director             Virginia E. Weinmann*, Director
Dick H. Hearin*, Director                E. L. Williamson*, Director
Robert T. Holleman*, Director            Robert E. Zetzmann*, Director



*By:   /s/ Patricia C. Meringer
      Patricia C. Meringer
      Attorney-in-fact