Form 10-Q
period 1995-03-31
HIBERNIA CORP
filed 1995-05-15
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D. C.  20549
                                               FORM 10-Q




                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995               Commission File Number 1-10294


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


Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                  Outstanding at April 30, 1995
Class A Common Stock, no par value                    111,260,491  Shares

Consolidated Balance Sheets
Hibernia Corporation and Subsidiaries                                March 31  December 31     March 31
Unaudited ($ in thousands)                                               1995         1994         1994

Assets
  Cash and due from banks                                            $279,471     $359,483     $338,762
  Short-term investments                                               83,730      193,210      352,440
  Securities available for sale                                       546,360      539,570      717,978
  Securities held to maturity (estimated fair values at
      March 31, 1995, December 31, 1994 and March 31, 1994,
      were $1,821,092, $1,685,096, and $1,938,159, respectively)    1,850,267    1,753,952    1,979,085
  Loans, net of unearned income                                     3,599,398    3,435,599    3,034,827
      Reserve for possible loan losses                               (149,441)    (149,644)    (179,525)
          Loans, net                                                3,449,957    3,285,955    2,855,302
  Bank premises and equipment                                         111,653      111,000      107,080
  Customers' acceptance liability                                       2,850        4,589       12,350
  Other assets                                                        178,374      176,281      179,269
          Total assets                                             $6,502,662   $6,424,040   $6,542,266

Liabilities
  Deposits:
      Demand, noninterest-bearing                                  $1,010,181   $1,077,583   $1,163,288
      Interest-bearing                                              4,592,787    4,507,737    4,493,452
          Total Deposits                                            5,602,968    5,585,320    5,656,740
  Short-term borrowings                                               192,986      159,105      192,945
  Liability on acceptances                                              2,850        4,589       12,350
  Other liabilities                                                    97,080      103,740      115,664
  Debt                                                                  4,815        5,650       28,796
          Total liabilities                                         5,900,699    5,858,404    6,006,495

Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; issued and
      outstanding - none                                                    -            -            -
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 111,248,665,
     111,145,265, and 110,507,443 at March 31, 1995,
     December 31, 1994, and March 31, 1994, respectively              213,597      213,399      212,174
  Surplus                                                             388,174      387,939      384,939
  Retained earnings                                                     8,627      (11,187)     (59,229)
  Treasury stock at cost, 300,000 shares at December 31, 1994               -       (2,414)           -
  Unrealized loss on securities available for sale                     (8,435)     (22,101)      (2,113)
          Total shareholders' equity                                  601,963      565,636      535,771
          Total liabilities and shareholders' equity               $6,502,662   $6,424,040   $6,542,266

See notes to consolidated financial statements.

Consolidated Income Statements
Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands, except per share data)                    1995        1994
Interest income
    Interest and fees on loans                                    $79,570     $61,631
    Interest on securities available for sale                       9,119       9,243
    Interest on securities held to maturity                        26,764      26,472
    Interest on short-term investments                              2,370       2,087
        Total interest income                                     117,823      99,433
Interest expense
    Interest on deposits                                           47,748      32,734
    Interest on short-term borrowings                               2,087       1,181
    Interest on debt                                                   75         735
        Total interest expense                                     49,910      34,650
Net interest income                                                67,913      64,783
    Provision for possible loan losses                                  -         475
Net interest income after provision for possible loan losses       67,913      64,308
Noninterest income
    Trust fees                                                      2,821       3,046
    Service charges on deposits                                    10,275      10,132
    Other service, collection and exchange charges                  5,827       5,340
    Gain on divestiture of banking offices                          2,361           -
    Other operating income                                          1,845       2,892
    Securities gains, net                                               -         162
        Total noninterest income                                   23,129      21,572
Noninterest expense
    Salaries and employee benefits                                 29,564      29,078
    Occupancy expense, net                                          5,887       6,066
    Equipment expense                                               4,250       3,559
    Data processing expense                                         5,326       5,146
    Foreclosed property expense, net                                 (262)     (3,710)
    Other operating expense                                        17,859      21,490
        Total noninterest expense                                  62,624      61,629
Income before income taxes                                         28,418      24,251
Income tax expense                                                  2,059       1,135
Net income                                                        $26,359     $23,116
Net income per share                                                $0.24       $0.21

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Hibernia Corporation and Subsidiaries
                                                   Shares of
                                                      Common                                      Retained
Three Months Ended March 31, 1995                      Stock               Common                 Earnings
Unaudited ($ in thousands)                       Outstanding                Stock      Surplus   (Deficit)

Balances at December 31, 1994                    110,845,265             $213,399     $387,939    ($11,187)
Net income                                                 -                    -            -      26,359
Issuance of common stock:
   Divdend Reinvestment Plan                          80,589                  154          428           -
   Stock Option Plan                                     419                    1            1           -
   Retirement Security Plan                           62,845                    -          (32)          -
   Performance Stock Awards                          259,547                   43         (160)          -
Cash dividends declared ($.06 per share)                   -                    -            -      (6,545)
Change in unrealized gains (losses) on
   securities available for sale                           -                    -            -           -
Other                                                      -                    -           (2)          -
     Balances at March 31, 1995                  111,248,665             $213,597     $388,174      $8,627

Consolidated Statements of Changes in Shareholders' Equity (continued)
Hibernia Corporation and Subsidiaries
                                                                       Unrealized
                                                                   Gains (Losses)
Three Months Ended March 31, 1995                   Treasury       on Securities          ESOP
Unaudited ($ in thousands)                             Stock   Available for Sale   Commitment       Total

Balances at December 31, 1994                        ($2,414)            ($22,101)    $      -    $565,636
Net income                                                 -                    -            -      26,359
Issuance of common stock:
   Divdend Reinvestment Plan                               -                    -            -         582
   Stock Option Plan                                       -                    -            -           2
   Retirement Security Plan                              512                    -            -         480
   Performance Stock Awards                            1,902                    -            -       1,785
Cash dividends declared ($.06 per share)                   -                    -            -      (6,545)
Change in unrealized gains (losses) on
   securities available for sale                           -               13,666            -      13,666
Other                                                      -                    -            -          (2)
     Balances at March 31, 1995                     $      -              ($8,435)    $      -    $601,963

                                                   Shares of
                                                      Common                                      Retained
Three Months Ended March 31, 1994                      Stock               Common                 Earnings
Unaudited ($ in thousands)                       Outstanding                Stock      Surplus   (Deficit)

Balances at December 31, 1993                    110,452,738             $212,069     $384,633    ($79,000)
Net income                                                 -                    -            -      23,116
Issuance of common stock:
   Divdend Reinvestment Plan                          54,257                  104          304           -
   Stock Option Plan                                     448                    1            2           -
Cash dividends declared ($.04 per share)                   -                    -            -      (3,345)
Change in unrealized gains (losses) on
   securities available for sale                           -                    -            -           -
Reduction of ESOP commitment                               -                    -            -           -
     Balances at March 31, 1994                  110,507,443             $212,174     $384,939    ($59,229)

                                                                       Unrealized
                                                                   Gains (Losses)
Three Months Ended March 31, 1994 (continued)       Treasury       on Securities          ESOP
Unaudited ($ in thousands)                             Stock   Available for Sale   Commitment       Total

Balances at December 31, 1993                       $      -              $12,366        ($400)   $529,668
Net income                                                 -                    -            -      23,116
Issuance of common stock:
   Divdend Reinvestment Plan                               -                    -            -         408
   Stock Option Plan                                       -                    -            -           3
Cash dividends declared ($.04 per share)                   -                    -            -      (3,345)
Change in unrealized gains (losses) on
   securities available for sale                           -              (14,479)           -     (14,479)
Reduction of ESOP commitment                               -                    -          400         400
     Balances at March 31, 1994                     $      -              ($2,113)      $    -    $535,771

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands)                                                     1995          1994

Operating Activities
  Net income                                                                   $26,359        $23,116
  Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for possible loan losses                                          -            475
         Amortization of intangibles and deferred charges                          889          1,525
         Depreciation and amortization                                           3,745          3,282
         Premium amortization, net of discount accretion                         1,941          4,690
         Realized securities gains, net                                              -           (162)
         Gain on sale of assets                                                   (114)        (4,189)
         Gain on divestiture of banking offices                                 (2,361)             -
         Provision for losses on foreclosed and other assets                        83            273
         Decrease in deferred income tax asset                                   1,062            535
         Decrease (increase) in interest receivable and other assets            (4,184)         2,435
         Increase (decrease) in interest payable and other liabilities          (6,547)         2,033
       Net Cash Provided By Operating Activities                                20,873         34,013

Investing Activities
  Purchases of securities held to maturity                                    (151,677)      (142,236)
  Purchases of securities available for sale                                    (8,888)      (193,452)
  Proceeds from sales of securities avialable for sale                               -          1,094
  Maturities of securities held to maturity                                     54,023         83,625
  Maturities of securities available for sale                                   15,162         78,482
  Net increase in loans                                                       (212,369)      (104,840)
  Proceeds from sales of loans                                                  27,429         91,473
  Purchases of premises, equipment and other assets                             (5,880)        (4,935)
  Proceeds from sales of foreclosed assets                                         906          9,139
  Proceeds from divestiture of banking offices, net of $1,039 cash sold        (13,708)             -
  Proceeds from sales of premises, equipment and other assets                      212              3
       Net Cash Used By Investing Activities                                  (294,790)      (181,647)

Financing Activities
  Net increase in domestic deposits                                             51,378        226,331
  Net increase in time deposits - foreign office                                 2,214          5,731
  Net increase in short-term borrowings                                         35,364         37,154
  Payments on debt                                                                (835)        (1,398)
  Issuance of common stock                                                       2,849            411
  Dividends paid                                                                (6,545)        (3,345)
       Net Cash Provided By Financing Activities                                84,425        264,884
Increase (Decrease) in Cash and Cash Equivalents                              (189,492)       117,250
  Cash and Cash Equivalents at Beginning of Year                               552,693        573,952
       Cash and Cash Equivalents at March 31                                  $363,201       $691,202

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation's annual report on Form 10-K for the year ended December 31, 1994.

Note 2 MERGER AGREEMENTS On March 1, 1995, Hibernia National Bank merged with American Bank. This merger was accounted for as a pooling of interests. Accordingly, financial data for all periods presented have been restated.

On May 1, 1995 Hibernia Corporation (the Company) merged with STABA Bancshares, Inc. in a transaction accounted for as a pooling of interests, and the subsidiary banks of the holding companies merged simultaneously. Mergers with Progressive Bancorporation, Inc. and Bank of St. John are pending shareholder approval and are expected to be consummated in the third quarter of 1995. It is anticipated that these pending mergers will be accounted for as poolings of interests.

Note 3 IMPAIRED LOANS On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114,
"Accounting by Creditors for Impairment of a Loan."   The adoption
of SFAS No. 114 did not have a material impact on the financial condition or operating results of the Company. Interest payments received on impaired loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, theses receipts are recorded as interest income.

As it relates to in-substance foreclosures, SFAS No. 114 requires that a creditor continue to follow loan classification on the balance sheet unless the creditor receives physical possession of the collateral. Accordingly, on January 1, 1995 in-substance foreclosures totaling $7.1 million were transferred from foreclosed assets to nonperforming loans and the related reserve for losses of $.2 million was transferred to the reserve for possible loan losses. The Company reclassified in-substance foreclosures and the related reserve for losses for all prior periods to conform to the new classification requirements.

Note 4 PER SHARE DATA Income per common share is based on the weighted average number of shares outstanding of 111,129,883 for the three months ended March 31, 1995, and 110,476,124 for the three months ended March 31, 1994.

Note 5 STOCK OPTIONS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors to purchase shares of Class A Common Stock at no less than the fair market value of the stock at the date of grant. All options granted prior to 1992 became exercisable six months from the date of grant. The remaining options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant.

Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted. Options granted under the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan do not expire unless the holder dies, retires, becomes permanently disabled or leaves the employ of the Company, at which time the options expire at various times ranging from 30 to 365 days. All options vest immediately upon a change in control of the Company.

At March 31, 1995, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the
1993 Directors' Stock Option Plan totaled 156,923; 587,932; and
845,000, respectively.

The table below summarizes the activity in the plans during the first quarter of 1995:

                                   Incentive     Non-Qualified
     1987 STOCK OPTION PLAN

     Outstanding, December 31, 1994       190,741      1,359,694
     Exercised                                  -           (419)
     Outstanding, March 31, 1995          190,741      1,359,275

     Exercisable, March 31, 1995          107,948        854,316


     LONG-TERM INCENTIVE PLAN

     Outstanding, December 31, 1994        12,598      2,518,548
     Granted                                    -      1,686,747
     Canceled                                   -        (61,275)
     Issuances                                  -       (259,547)
     Outstanding, March 31, 1995           12,598      3,884,473

     Exercisable, March 31, 1995                -        424,789


Non-qualified stock options outstanding at March 31, 1995 in the 1993 Directors' Stock Option Plan totaled 155,000, none of which were exercisable. There was no activity in this plan for the first quarter of 1995.

Note 6 SUBSEQUENT EVENT Effective April 1, 1995, the Company instituted an employee stock ownership plan (ESOP). The ESOP is expected to acquire up to $30 million of Hibernia Corporation Class A Common Stock in open-market purchases.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA  (1)
Hibernia Corporation and Subsidiaries
                                               ****************Three Months Ended****************
($ in thousands, except                          March 31          December 31           March 31
    per share data)                               1995                1994                1994
Interest income                                 $117,823            $111,300            $ 99,433
Interest expense                                  49,910              44,186              34,650
    Net interest income                           67,913              67,114              64,783
Provision for possible loan losses                     0                   0                 475
    Net interest income after provision           67,913              67,114              64,308
Noninterest income:
    Noninterest income                            23,129              20,767              21,410
    Securities gains (losses)                          0              (3,479)                162
Noninterest income                                23,129              17,288              21,572
Noninterest expense                               62,624              67,804              61,629
    Income before taxes                           28,418              16,598              24,251
Income tax expense                                 2,059                 537               1,135
    Net Income                                  $ 26,359            $ 16,061            $ 23,116
Income per common share (2)                     $   0.24            $   0.15            $   0.21
Cash dividends declared per share (2)           $   0.06            $   0.06            $   0.04
Average shares outstanding (000s)                111,130             110,705             110,476
Selected Quarter-End Balances (in millions)
Loans                                           $3,599.4            $3,435.6            $3,034.8
Deposits                                         5,603.0             5,585.3             5,656.7
Debt                                                 4.8                 5.6                28.8
Equity                                             602.0               565.6               535.8
Total assets                                     6,502.7             6,424.0             6,542.3
Selected Average Balances (in millions)
Loans                                           $3,549.9            $3,383.0            $2,998.9
Deposits                                         5,622.1             5,481.2             5,449.5
Debt                                                 4.9                 5.7                29.4
Equity                                             581.1               566.6               538.0
Total assets                                     6,502.8             6,334.2             6,385.7
Selected Ratios (%)
Return on average assets                            1.62                1.01                1.45
Return on average equity                           18.14               11.34               17.19
Net interest margin (taxable-equivalent)            4.60                4.63                4.47
Efficiency   (3)                                   67.87               76.07               70.30
Tier 1 risk-based capital                          15.48               15.26               15.08
Total risk-based capital                           16.76               16.54               16.38
Leverage                                            9.07                8.93                7.82

(1) All financial information has been restated for mergers accounted for as poolings of interests.
    Prior periods have been conformed to current-period presentation.
(2) Income per share is based on the weighted average number of common shares outstanding in the respective period.  Dividends per share are historical amounts.
(3) Noninterest expense as a percentage of taxable equivalent net interest income plus noninterest income (excluding securities transactions).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management's Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the "Company" or "Hibernia") and its bank subsidiary (the "Bank") and should be read in conjunction with the accompanying consolidated financial statements, notes and tables. In addition to Hibernia National Bank, the Company also owns Zachary Taylor Life Insurance Company. This wholly owned subsidiary is currently inactive and the Company has an agreement with the Federal Reserve Bank whereby the Company will not actively operate this subsidiary as an insurance company without Federal Reserve Board approval. Financial data for all periods presented have been restated for mergers accounted for as poolings of interests.

FIRST-QUARTER 1995 HIGHLIGHTS

Hibernia Corporation's first-quarter 1995 results showed continued improvement in earnings, along with strong loan growth and improved efficiency and asset quality.

     Net income totaled $26.4 million ($.24 per share), up 14%
from $23.1 million ($.21 per share) in the first quarter of 1994 and up 64% over the $16.1 million ($.15 per share) reported in the fourth quarter of 1994.

Returns on assets (ROA) and equity (ROE) increased to 1.62% and 18.14%, respectively, for the first quarter of 1995 compared to 1.45% and 17.19% for the first quarter of 1994 and 1.01% and 11.34% for the fourth quarter of 1994.

Loans grew $564.6 million (19%) from a year ago to $3.6 billion at March 31, 1995. Consumer loans increased $338.5 million (26%) to $1.6 billion and commercial loans grew $226.1 million
(13%) to $2.0 billion. Compared to December 31, 1994, loans increased at an annual rate of 19% as consumer loans grew 24% and commercial loans grew 15%.

Nonperforming assets declined to $29.5 million, down 64% from a year ago and down 17% from $35.7 million at the end of 1994. Nonperforming assets as a percentage of loans plus foreclosed assets were reduced to .82%, compared to 2.67% at March 31, 1994 and 1.04% at December 31, 1994.

Completed a merger with American Bank (Norco, Louisiana) with total assets of approximately $89 million on March 1, 1995.

Pending merger activity is summarized below:

                                                 Assets @ 3/31/95
             Bank Holding Company / Bank           (millions)           Merger Date
            -----------------------------       ------------------      -----------
             STABA Bancshares, Inc. /                 $  98             May 1, 1995
                 State Bank and Trust Co.

             Progressive Bancorporation, Inc. /       $156              Third Quarter 1995 *
                 Progressive Bank and Trust

             Bank of St. John                         $116              Third Quarter 1995 *

             *  Estimated.  Pending shareholder approval.

In April, Hibernia's board of directors declared a regular
$.06 per share dividend, a 50% increase per share over the dividend declared in the first quarter of 1994.

FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $6,056.5 million in the first quarter of 1995, a $83.8 million (1%) increase from the first-quarter 1994 average of $5,972.7 million. Compared to the first quarter of 1994, loans increased $551.0 million (18%) while securities available for sale decreased $213.9 million (28%), securities held to maturity decreased $155.9 million (8%) and short-term investments decreased $97.4 million (37%). This change in the mix of earning assets is primarily the result of the redeployment of the proceeds from maturing securities into the loan portfolio. In the current healthy lending environment, Hibernia has been able to increase market share by offering quality service and innovative lending products in historical markets as well as in the markets of merger partners.

     Loans. Average loans for the first quarter of 1995 of $3,549.9 million were up $166.9 million (5%) from the fourth quarter of 1994 and up $551.0 million (18%) compared to the first quarter of 1994.


     Table 1 presents the Company's loan portfolio classified according to industry concentration at March 31, 1995, December 31, 1994 and March 31,1994. Total loans increased $163.8 million (5%) during the first quarter of 1995. Commercial loans increased $72.6 million (4%), while consumer loans increased $91.2 million (6%), primarily due to the continued growth in indirect lending and an increase in adjustable-rate residential mortgage loans.


table 1 loans  4.62"


     Compared to March 31,1994, loans increased $564.6 million (19%) as consumer loans were up $338.5 million (26%), and commercial loans increased $226.1 million (13%). Consumer loans comprised 45.6% of the loan portfolio at March 31, 1995 compared to 42.9% at March 31, 1994. The change in the mix during this period evidences the Company's strategy of seeking growth in consumer lending while maintaining preeminence in Louisiana commercial lending.

     Securities Available for Sale. Average securities available for sale decreased $213.9 million (28%) from the first quarter of 1994 to $544.9 million. Securities classified as "available for sale" are primarily mortgage-backed securities.

     Securities Held to Maturity. Average securities held to maturity for the first quarter of 1995 decreased $155.9 million (8%) compared to the same period a year ago. The decrease is the result of the reinvestment of principal received from matured securities into higher-yielding loans.

     Short-Term Investments. Average short-term investments (primarily federal funds sold and reverse repurchase agreements) for the three months ended March 31, 1995, decreased $97.4 million (37%) compared to the first quarter of 1994.

table 2 npab 2.75"


ASSET QUALITY

     Table 2 presents a summary of nonperforming assets at the end of the past five quarters. Table 3 presents a summary of changes in nonperforming loans for the first quarter of 1995.

     Nonperforming assets -- which include nonaccrual loans, restructured loans and foreclosed assets -- totaled $29.5 million at March 31, 1995, down 64% compared to $81.4 million at March 31, 1994. Nonperforming loans, which totaled $21.3 million at March 31, 1995, declined $47.0 million (69%) from a year ago. Foreclosed assets totaled $8.2 million at March 31, 1995, down $5.0 million (38%) from a year earlier.

     As illustrated in Table 3, $6.9 million of the decline in nonperforming loans in 1995 was due to returns to performing status. Also, payments on nonperforming loans totaled $3.4 million. As a percentage of total loans plus foreclosed assets, nonperforming assets at March 31, 1995 improved to .82% from 2.67% a year ago and 1.04% at year-end 1994.

     As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it relates to in-substance foreclosures, requires that a creditor receives physical possession of the collateral. Accordingly, upon adoption, $7.1 million of in-substance foreclosures were transferred from foreclosed assets to nonperforming loans and related loss reserves of $.2 million were transferred to the reserve for possible loan losses. The Company reclassified in-substance foreclosures and related loss reserves for all prior periods to conform to the new classification requirements. At March 31, 1995, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $20.1 million. The related reserve for possible loan losses was $1.9 million. These loans are included in nonaccrual loans in table 2.


table 3 npaa 2.375"


     In addition to the nonperforming assets discussed above, management has identified other commercial loans for which payments are current that are subject to potential future classification as nonperforming. As of March 31, 1995, these loans totaled $6.8 million, compared to $53.0 million at March 31, 1994 and $12.0 million at year-end 1994.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     The Company recorded no provision for possible loan losses for the first quarter of 1995 compared to a provision of $.5 million
for the same period in 1994.   The absence of a provision was the
result of continued improvement in asset quality, evidenced by declines in net charge-offs and lower levels of nonperforming loans. With the declining level of nonperforming loans and low net charge-offs, the reserve coverage continued to strengthen. The reserve for possible loan losses as a percentage of nonperforming loans increased to 702% at March 31, 1995, compared to 263% a year ago, and 555% at December 31, 1994.

     Net charge-offs totaling $.2 million were recorded in the first quarter of 1995, compared to $.5 million in the first quarter of 1994. As a percentage of average loans, annualized net charge-offs were .02% for the first quarter of 1995 compared to .06% for the same quarter in 1994.

     The reserve for possible loan losses totaled $149.4 million, or 4.2% of total loans, at March 31, 1995, compared to $179.5 million, or 5.9%, a year earlier. Even though the reserve for possible loan losses has been declining over the last five quarters, in terms of both dollar amounts and as a percentage of loans, the present level is considered adequate to absorb future potential loan losses. In making this determination, management considered the significant improvements in asset quality discussed earlier, and the reduced levels of net loan charge-offs, as well as current economic conditions and market trends. Because factors such as loan growth and the future collectibility of loans are uncertain, the level of future provisions (positive or negative), if any, cannot be predicted. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the first quarters of 1995 and 1994.


table 4 rlls 2.875"

FUNDING SOURCES:

DEPOSITS AND BORROWINGS

     Deposits. Average deposits totaled $5,622.1 million in the first quarter of 1995, a $172.6 million (3%) increase from the first quarter of 1994. Average core deposits were up $85.9 million (2%) due to increases in NOW and consumer time deposits, partially offset by a moderate decrease in money market deposit accounts as rising rates made these accounts less competitive with other investment products. Hibernia's OneWay certificates of deposit more than doubled in the last year totaling $727.5 million at March 31, 1995. These certificates of deposit allow customers to lock-in attractive current yields and also provide a one-time option to adjust the rate at any time during the two-year term. The OneWay CD enabled Hibernia to retain much of the funds leaving money market deposit accounts and attract new funds. Noncore deposits increased $86.7 million (11%) from the first quarter of 1994 as public fund certificates of deposit increased $80.8 million and foreign time deposits increased $26.4 million, while other large denomination certificates of deposits decreased $20.5 million.

     Table 5 presents the composition of average deposits for the first quarter of 1995 and the fourth and first quarters of 1994.


table 5


     Borrowings. Average borrowings (which include federal funds purchased, securities sold under agreements to repurchase and debt) decreased $17.2 million to $174.4 million for the first quarter of 1995 compared to the first quarter of 1994. The decrease resulted from a $24.5 million reduction in long-term debt. This reduction is the result of the Company's practice of retiring debt acquired through mergers if the terms of such debt are not favorable. The Company's long-term debt at March 31, 1995 is comprised primarily of Federal Home Loan Bank of Dallas advances totaling $3.6 million obtained to fund specific loans. The Company maintains a $25 million line of credit from the Federal Home Loan Bank of Dallas as one tool in managing interest rate risk and liquidity.


INTEREST RATE SENSITIVITY

     The primary objective of asset/liability management is controlling interest rate risk. On a monthly basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports, and attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules and enter into derivative contracts as a means of limiting interest rate risk. On a limited basis, the Company has entered into interest rate swap, forward and option contracts to hedge interest rate risk on specific assets and liabilities. The total notional amount of these contracts at March 31, 1995 was $15.0 million.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide Hibernia customers the ability to manage their own interest rate risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $293.4 million with no net current exposure at March 31, 1995.


table 6

RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the three months ended March 31, 1995, totaled $69.1 million, a $2.9 million increase from the same period in 1994 and a $.8 million increase from the fourth quarter of 1994. Factors contributing to these increases were the positive effect of the change in the mix of earning assets from lower-yielding investments to loans (58.6% of average earning assets in the first quarter of 1995 compared to 50.2% in the first quarter of 1994); the higher value of Hibernia's net noninterest bearing funds (demand deposits, other liabilities and equity net of nonearning assets); overall growth in earning assets; interest income realized on loans previously charged-off; and higher yields on securities and loans. These factors were partially offset by higher rates paid on deposits, the shift of deposits discussed above from lower rate money market deposits into certificates of deposits, and a small decrease in noninterest bearing deposits. Increases in earning asset yields have kept pace with increases in the cost of funds in the current rising interest rate environment. However, the spread between the yield on earning assets and the average rate paid on interest-bearing liabilities may continue to experience pressure as funding costs continue to increase with market rates.


table 7


     The net interest margin was 4.60% for the first quarter of 1995 compared to 4.47% in the first quarter of 1994 and 4.63% in the fourth quarter of 1994. The net interest margin has remained relatively stable over the past four quarters despite pressure on interest spreads as the value of Hibernia's noninterest-bearing funds has increased in the current rising rate environment. Table 6 details the net interest margin for the most recent five quarters.

     Table 7 presents an analysis of the Company's taxable-equivalent net interest income and average balance sheets for the three months ended March 31, 1995, December 31, 1994 and March 31, 1994. Table 8 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 1995 and the fourth quarter of 1994 and between the first quarter of 1995 and the first quarter of 1994.


Table 8


     NONINTEREST INCOME

     Noninterest income for the first quarter of 1995 was up $1.6 million (7%) to $23.1 million compared to the same period of 1994. The major categories of noninterest income for the three months ended March 31, 1995 and the comparable period in 1994 are presented in Table 9.

     Other service, collection and exchange fees were up $.5 million (9%) primarily due to significant growth in fees generated by the Bank's upgraded and expanded ATM network. This increase was partially offset by a decline in retail investment service income as rising rates on bank certificates of deposit made the fixed annuity products offered by the Company less attractive. Other income rose $1.3 million (45%) primarily due to a $2.4 million gain related to the divestiture of three banking offices in Northwest Louisiana in connection with Hibernia's merger with Pioneer Bancshares Corporation. This increase was partially offset by declines in gains from the sale of mortgage loans and decreases in income from computer services provided to third parties.

     There were no securities gains in the first quarter of 1995 compared to $.2 million in gains for the first quarter of 1994.

table 9

     NONINTEREST EXPENSE

     For the first quarter of 1995, noninterest expense totaled $62.6 million, a $1.0 million (2%) increase from the first quarter of 1994. Noninterest expense for the three months ended March 31, 1995 and March 31, 1994, is presented by major category in Table 10.

     Staff costs, the largest component of noninterest expense, increased $.5 million (2%) for the quarter compared to the same period a year ago. Pay increases, severance costs and management incentive programs based on the Company's profitability were partially offset by decreases due to efficiencies achieved related to merger activities.

     Equipment expenses increased $.7 million (19%) due to higher depreciation expenses related to the purchase of computer equipment to facilitate mergers and to upgrade the Company's teller systems and ATM network.

     Data processing expenses increased $.2 million (3%) in the first quarter of 1995 compared to the same period a year ago. Hibernia completed its conversion to a new data processor during the first quarter of 1995 resulting in approximately $1.0 million in duplicate expenses.

     Income from foreclosed property, net of expenses, totaled $.3 million in the first quarter of 1995, compared to $3.7 million for the same period a year ago as the first quarter of 1994 included several gains related to the sale of foreclosed assets.

     Deposit insurance premiums decreased $.2 million (7%) in the first quarter of 1995 compared to the same period a year ago. Computed under the risk-based premium system, the deposit insurance premium declined because of reductions in the assessment rate used in the calculation of the premiums. These reductions reflect the Bank's improved rating from the Office of the Comptroller of the Currency.

      Postage rose by more than 25% due to increased mailings related to mergers and the postal rate increase which became effective January 1, 1995.

     Telecommunications expenses increased 126% as Hibernia built and outsourced the operation of its own wide area network instead of using the network of its data processing provider. In addition, data line expenses related to its enhanced ATM network also increased telecommunications expenses.

     State taxes on equity increased $.3 million (47%) due to the increased level of equity resulting from Hibernia's earnings over the past 12 months. Advertising and promotional expenses rose because of merger-related marketing efforts and a general increase in advertising and product development. Other noninterest expenses decreased $5.1 million (47%) to $5.7 million as amortization of intangibles decreased $.6 million (40%) due to the lower level of intangibles as the result of the writeoff of impaired goodwill in the third quarter of 1994.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 67.87% for the first quarter of 1995 compared to 70.30% for the same period in 1994. The improvement in efficiency reflects continued cost control efforts and increases in net interest income and noninterest income. The Company expects this ratio to decline further in future periods. The declines are expected to result from achievement of cost efficiencies contemplated in completed and pending mergers, enhancement of noninterest revenue sources and increased net interest income derived from improved asset quality and a more advantageous earning asset mix.


table 10


INCOME TAXES

     The Company recorded a $2.1 million provision for income taxes in the first quarter of 1995 compared to $1.1 million for the first quarter of 1994. During the first quarter of 1995, the Company recorded federal income taxes at a lower-than-normal effective tax rate due to previously unrecognized deferred tax benefits.
Hibernia will recognize federal income tax expense throughout 1995, but at an estimated annual effective tax rate significantly less than the statutory tax rate.

     The Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and the Bank are subject to Louisiana state income tax.


CAPITAL

     Shareholders' equity totaled $602.0 million at March 31, 1995, compared to $535.8 million at March 31, 1994. The increase is primarily the result of net income over the most recent 12 months totaling $89.8 million, partially offset by $22.0 million in dividends and a $6.3 million increase in unrealized losses on securities available for sale. Risk-based capital and leverage ratios for the Company and the Bank exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios for the Company and the Bank for the most recent five quarters.


table 11


LIQUIDITY

     The Company's loan-to-deposit ratio, one measure of liquidity, was 64.2% at March 31, 1995 compared to 61.5% at December 31, 1994 and 53.6% at March 31, 1994. Management believes that current and projected levels of short-term investments and securities available for sale are adequate to meet the Company's liquidity needs. The Company's continuing improvement in certificate of deposit ratings enhances its ability to raise funds in the open market. In addition, membership in the Federal Home Loan Bank of Dallas further enhances liquidity management by providing a readily accessible source of funds such as the $25 million line of credit previously discussed.

TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
                                 March  31, 1995             December 31, 1994             March 31, 1994
                                Loans      Percent           Loans      Percent           Loans      Percent
($ in millions)              Outstanding   of Total       Outstanding   of Total       Outstanding   of Total
Commercial:
  Commercial and
      industrial             $  656.2        18.2 %       $  611.6        17.8 %       $  465.3        15.3 %
  Commercial real estate        449.9        12.5            461.0        13.4            486.2        16.0
  Services                      297.3         8.3            291.3         8.5            289.8         9.6
  Health care                   218.3         6.1            214.7         6.3            233.1         7.7
  Transportation,
      communications
      and utilities             148.5         4.1            114.8         3.4            110.5         3.7
  Individual                     96.5         2.7             97.4         2.8             91.2         3.0
  Energy                         90.9         2.5             94.2         2.7             55.4         1.8
      Total commercial        1,957.6        54.4          1,885.0        54.9          1,731.5        57.1
Consumer:
  Residential mortgages:
      1st mortgages             696.5        19.3            650.5        18.9            616.8        20.3
      Junior liens               78.1         2.2             81.0         2.4             90.0         3.0
  Indirect                      535.1        14.9            486.0        14.1            337.0        11.1
  Student                       100.4         2.8             92.7         2.7             72.4         2.4
  Revolving credit               75.3         2.1             73.4         2.1             55.2         1.8
  Other                         156.4         4.3            167.0         4.9            131.9         4.3
      Total consumer          1,641.8        45.6          1,550.6        45.1          1,303.3        42.9

Total loans                  $3,599.4       100.0 %       $3,435.6       100.0 %       $3,034.8       100.0 %


TABLE 2  -  NONPERFORMING ASSETS
                                      March 31        Dec. 31         Sept. 30        June 30         March 31
($ in thousands)                      1995            1994            1994            1994            1994
Nonaccrual loans                       $ 21,274        $ 20,959        $ 28,738        $ 50,004        $ 66,851
Restructured loans                            -           6,024           4,706           1,005           1,438
    Total nonperforming loans            21,274          26,983          33,444          51,009          68,289
Foreclosed assets                         8,186           8,688          11,071          12,515          13,152
    Total nonperforming assets         $ 29,460        $ 35,671        $ 44,515        $ 63,524        $ 81,441
Accruing loans past due
    90 days or more                    $  2,923        $  3,725        $  2,371        $  3,677        $  5,508
Reserve for possible loan losses       $149,441        $149,644        $158,411        $178,610        $179,525
Nonperforming assets as a percentage
    of loans plus foreclosed assets        0.82 %          1.04 %          1.33 %          1.99 %          2.67 %
Reserve for possible loan losses as a
    percentage of nonperforming loans    702.46 %        554.59 %        473.66 %        350.15 %        262.89 %

TABLE 3  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
                                                              Three Months
                                                              Ended March 31
($ in thousands)                                                  1995
Nonperforming loans
    at beginning of period                                     $ 26,983
Additions                                                         5,832
Charge-offs, gross                                               (1,269)
Returns to performing status                                     (6,884)
Sales                                                                 -
Payments                                                         (3,388)
Nonperforming loans
    at end of period                                           $ 21,274

TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                                         Three Months                    Three Months
                                                        Ended March 31                  Ended March 31
($ in thousands)                                             1995                            1994
Balance at beginning of period                              $149,644                        $173,420
Loans charged off                                             (5,587)                         (3,444)
Recoveries                                                     5,384                           2,970
Net loans charged off                                           (203)                           (474)
Provision for possible loan losses                                 -                             475
Net activity related to
     in-substance foreclosures                                     -                           6,104
Balance at end of period                                    $149,441                        $179,525
Reserve for possible loan losses
    as a percentage of loans                                    4.15 %                          5.92 %
Annualized net charge-offs as a
    percentage of average loans                                 0.02 %                          0.06 %



TABLE 5  -  DEPOSIT COMPOSITION
                                   First Quarter 1995        Fourth Quarter 1994          First Quarter 1994
                                  Average       % of          Average       % of          Average       % of
($ in millions)                   Balances    Deposits        Balances    Deposits        Balances    Deposits
Demand, noninterest-bearing      $1,012.3       18.0 %       $  994.3       18.2 %       $1,021.6       18.7 %
NOW accounts                        652.2       11.6            609.1       11.1            627.1       11.5
Money market deposit accounts     1,006.9       17.9          1,068.1       19.5          1,120.9       20.6
Savings accounts                    303.3        5.4            313.1        5.7            329.8        6.1
Other consumer time deposits      1,780.6       31.7          1,692.9       30.9          1,570.0       28.8
    Total core deposits           4,755.3       84.6          4,677.5       85.4          4,669.4       85.7
Public fund certificates of
    deposit of $100,000 or more     670.5       11.9            619.1       11.3            589.7       10.8
Certificates of deposit of
    $100,000 or more                160.8        2.9            160.4        2.9            181.3        3.3
Foreign time deposits                35.5        0.6             24.2        0.4              9.1        0.2
    Total deposits              $ 5,622.1      100.0 %      $ 5,481.2      100.0 %      $ 5,449.5      100.0 %


TABLE 6  -  NET INTEREST MARGIN              (taxable-equivalent)
                                      1995       ***********************1994************************
                                     First         Fourth        Third         Second        First
                                     Quarter       Quarter       Quarter       Quarter       Quarter
Yield on earning assets               7.95 %        7.60 %        7.34 %        7.03 %        6.82 %
Rate on interest-bearing liabilities  4.23          3.77          3.46          3.15          3.04
   Net interest spread                3.72          3.83          3.88          3.88          3.78
Contribution of
   noninterest-bearing funds          0.88          0.80          0.73          0.67          0.69
   Net interest margin                4.60 %        4.63 %        4.61 %        4.55 %        4.47 %
Noninterest-bearing funds
   supporting earning assets         21.01 %       21.36 %       21.11 %       21.30 %       22.66 %

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES     (1)
Taxable-equivalent basis (2)

                                                             First Quarter 1995                     Fourth Quarter 1994
(Average balances $ in millions,                       Average                                Average
interest $ in thousands)                              Balances     Interest     Rate         Balances     Interest    Rate
ASSETS
Interest-earning assets:
  Loans (3)                                           $3,549.9     $ 80,634     9.21 %       $3,383.0     $ 75,882    8.90 %
  Securities available for sale (4)                      544.9        9,119     6.69            611.5        9,965    6.52
  Securities held to maturity                          1,797.9       26,922     6.01          1,766.0       24,735    5.66
  Short-term investments                                 163.8        2,371     5.87            147.9        1,972    5.29
      Total interest-earning assets                    6,056.5     $119,046     7.95 %        5,908.4     $112,554    7.60 %
Reserve for possible loan losses                        (149.1)                                (155.7)
Noninterest-earning assets:
  Cash (excluding items in process of collection)        152.7                                  157.4
  Items in process of collection                         142.1                                  129.2
  Other assets                                           300.6                                  294.9
      Total noninterest-earning assets                   595.4                                  581.5
      Total assets                                    $6,502.8                               $6,334.2


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                                      $  652.2     $  3,469     2.16 %       $  609.1     $  2,943    1.92 %
    Money market deposit accounts                      1,006.9        7,073     2.85          1,068.1        7,348    2.73
    Savings accounts                                     303.3        1,650     2.21            313.1        1,675    2.12
    Other consumer time deposits                       1,780.6       23,357     5.32          1,692.9       20,541    4.81
    Public fund certificates of deposits
      of $100,000 or more                                670.5        9,717     5.88            619.1        7,949    5.09
    Certificates of deposits of $100,000 or more         160.8        1,997     5.04            160.4        1,698    4.20
    Foreign time deposits                                 35.5          485     5.54             24.2          331    5.44
      Total interest-bearing deposits                  4,609.8       47,748     4.20          4,486.9       42,485    3.76
  Short-term borrowings                                  169.5        2,087     4.99            153.6        1,610    4.16
  Debt                                                     4.9           75     6.13              5.7           91    6.31
      Total interest-bearing liabilities               4,784.2     $ 49,910     4.23 %        4,646.2     $ 44,186    3.77 %
Noninterest-bearing liabilities:
  Demand deposits                                      1,012.3                                  994.3
  Other liabilities                                      125.2                                  127.1
      Total noninterest-bearing liabilities            1,137.5                                1,121.4
Total shareholders' equity                               581.1                                  566.6
      Total liabilities and shareholders' equity      $6,502.8                               $6,334.2


SPREAD AND NET YIELD
Interest rate spread                                                            3.72 %                                3.83 %
Cost of funds supporting interest-earning assets                                3.35 %                                2.97 %
Net interest income/margin                                         $ 69,136     4.60 %                    $ 68,368    4.63 %

(1) All financial information has been restated for mergers accounted for as poolings of interests.
(2) Based on the statutory income tax rate of 35%.
(3) Excludes unearned income.  Yield computations include nonaccrual loans in loans outstanding.
(4) Yield computations are based on book values of securities available for sale.

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES     (1)
Taxable-equivalent basis (2)
                                                          First Quarter 1995                   First Quarter 1994
(Average balances $ in millions,                     Average                                Average
interest $ in thousands)                            Balances     Interest     Rate         Balances     Interest     Rate
ASSETS
Interest-earning assets:
  Loans (3)                                         $3,549.9     $ 80,634     9.21 %       $2,998.9     $ 62,532     8.46 %
  Securities available for sale (4)                    544.9        9,119     6.69            758.8        9,242     4.87
  Securities held to maturity                        1,797.9       26,922     6.01          1,953.8       27,041     5.56
  Short-term investments                               163.8        2,371     5.87            261.2        2,088     3.25
      Total interest-earning assets                  6,056.5     $119,046     7.95 %        5,972.7     $100,903     6.82 %
Reserve for possible loan losses                      (149.1)                                (180.5)
Noninterest-earning assets:
 Cash (excluding items in process of collection)       152.7                                  178.6
  Items in process of collection                       142.1                                  110.1
  Other assets                                         300.6                                  304.8
      Total noninterest-earning assets                 595.4                                  593.5
      Total assets                                  $6,502.8                               $6,385.7


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                                    $  652.2     $  3,469     2.16 %       $  627.1     $  2,459     1.59 %
    Money market deposit accounts                    1,006.9        7,073     2.85          1,120.9        6,572     2.38
    Savings accounts                                   303.3        1,650     2.21            329.8        1,604     1.97
    Other consumer time deposits                     1,780.6       23,357     5.32          1,570.0       15,676     4.05
    Public fund certificates of deposits of
       $100,000 or more                                670.5        9,717     5.88            589.7        4,848     3.33
    Certificates of deposits of $100,000 or more       160.8        1,997     5.04            181.3        1,504     3.36
    Foreign time deposits                               35.5          485     5.54              9.1           70     3.13
      Total interest-bearing deposits                4,609.8       47,748     4.20          4,427.9       32,733     3.00
  Short-term borrowings                                169.5        2,087     4.99            162.2        1,182     2.96
  Debt                                                   4.9           75     6.13             29.4          735    10.14
      Total interest-bearing liabilities             4,784.2     $ 49,910     4.23 %        4,619.5     $ 34,650     3.04 %
Noninterest-bearing liabilities:
  Demand deposits                                    1,012.3                                1,021.6
  Other liabilities                                    125.2                                  206.6
      Total noninterest-bearing liabilities          1,137.5                                1,228.2
Total shareholders' equity                             581.1                                  538.0
      Total liabilities and shareholders' equity    $6,502.8                               $6,385.7


SPREAD AND NET YIELD
Interest rate spread                                                          3.72 %                                 3.78 %
Cost of funds supporting interest-earning assets                              3.35 %                                 2.35 %
Net interest income/margin                                       $ 69,136     4.60 %                    $ 66,253     4.47 %

(1) All financial information has been restated for mergers accounted for as poolings of interests.
(2) Based on the statutory income tax rate of 35%.
(3) Excludes unearned income.  Yield computations include nonaccrual loans in loans outstanding.
(4) Yield computations are based on book values of securities available for sale.

TABLE 8  -  CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
                                                    First Quarter 1995 Compared to:
                                              Fourth Quarter 1994               First Quarter 1994
                                                     Increase (Decrease) Due to Change In:
                                     Volume        Rate       Total        Volume        Rate       Total
Taxable-equivalent
    interest earned on:
    Loans                           $ 3,782     $   970     $ 4,752       $12,181     $ 5,921     $18,102
    Securities available for sale    (1,108)        262        (846)       (3,024)      2,901        (123)
    Securities held to maturity         453       1,734       2,187        (2,245)      2,126        (119)
    Short-term investments              223         176         399          (977)      1,260         283
          Total                       3,350       3,142       6,492         5,935      12,208      18,143

Interest paid on:
    NOW accounts                        217         309         526           102         908       1,010
    Money market
        deposit accounts               (427)        152        (275)         (713)      1,214         501
    Savings accounts                    (53)         28         (25)         (135)        181          46
    Other consumer time deposits      1,099       1,717       2,816         2,301       5,380       7,681
    Public fund certificates of
        deposit of $100,000 or more     693       1,075       1,768           741       4,128       4,869
    Certificates of deposit
        of $100,000 or more               3         296         299          (186)        679         493
    Foreign deposits                    154           0         154           328          87         415
    Short-term borrowings               178         299         477            56         849         905
    Long-term debt                      (12)         (4)        (16)         (448)       (212)       (660)
          Total                       1,852       3,872       5,724         2,046      13,214      15,260
Taxable-equivalent
    net interest income             $ 1,498     $  (730)    $   768       $ 3,889     $(1,006)    $ 2,883

(1) Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

TABLE 9  -  NONINTEREST INCOME

                                                      Three Months Ended                       Percentage
                                               March 31                 March 31                Increase
($ in thousands)                                 1995                     1994                 (Decrease)
Trust fees                                    $  2,821                 $  3,046                     (7)%
Service charges on deposits                     10,275                   10,132                      1
Other service, collection and
    exchange charges:
    Mortgage loan servicing income               1,884                    1,892                      -
    ATM fees                                     1,022                      479                    113
    Retail investment service income             1,552                    1,766                    (12)
    Other                                        1,369                    1,203                     14
Total other service collection and
    exchange charges                             5,827                    5,340                      9
Other income:
    Gain on divestiture of banking offices       2,361                        -                      -
    Other income                                 1,845                    2,892                    (36)
Total other income                               4,206                    2,892                     45
Securities gains (losses), net                       -                      162                   (100)
    Total Noninterest Income                  $ 23,129                 $ 21,572                      7 %

TABLE 10  -  NONINTEREST EXPENSE
                                                      Three Months Ended                      Percentage
                                               March 31                March 31                Increase
($ in thousands)                                 1995                    1994                 (Decrease)
Salaries                                       $24,883                 $23,899                      4 %
Benefits                                         4,681                   5,179                    (10)
    Total staff costs                           29,564                  29,078                      2
Occupancy, net                                   5,887                   6,066                     (3)
Equipment                                        4,250                   3,559                     19
    Total occupancy and equipment               10,137                   9,625                      5
Data processing                                  5,326                   5,146                      3
Foreclosed property expense, net                  (262)                 (3,710)                    93
Deposit insurance and
    examination fees                             3,335                   3,574                     (7)
Postage                                          1,254                     994                     26
Stationery and supplies                          1,424                   1,301                      9
Telecommunications                               1,606                     712                    126
Professional fees                                2,046                   2,190                     (7)
State taxes on equity                            1,089                     742                     47
Advertising and promotional expenses             1,450                   1,248                     16
Other                                            5,655                  10,729                    (47)
    Total Noninterest Expense                  $62,624                 $61,629                      2 %
Efficiency ratio   (1)                           67.87 %                 70.30 %

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).


TABLE 11  -  QUARTERLY SELECTED CAPITAL RATIOS
                                         March 31      Dec. 31       Sept. 30      June 30       March 31
                                           1995          1994          1994          1994          1994
Hibernia Corporation
   Risk-based capital:
      Tier 1 risk-based capital ratio    15.48 %       15.26 %       15.42 %       15.04 %       15.08 %
      Total risk-based capital ratio     16.76 %       16.54 %       16.73 %       16.46 %       16.38 %
   Leverage ratio                         9.07 %        8.93 %        8.74 %        8.12 %        7.82 %

Hibernia National Bank
   Risk-based capital:
      Tier 1 risk-based capital ratio    14.24 %       14.37 %       14.35 %       14.78 %       14.71 %
      Total risk-based capital ratio     15.52 %       15.65 %       15.64 %       16.08 %       16.01 %
   Leverage ratio                         8.37 %        8.41 %        8.15 %        7.97 %        7.63 %

                                                   PART II.  OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

(a)       Exhibits

(b)       Reports on Form 8-K

     A report on Form 8-K dated January 27, 1995, was filed by the registrant reporting Item 5 Other Events.

     A report on Form 8-K dated February 15, 1995, was filed by the registrant reporting Item 2 Acquisition of Assets.

     A report on Form 8-K dated March 2, 1995, was filed by the registrant reporting Item 5 Other Events.

     A report on Form 8-K dated March 20, 1995, was filed by the registrant reporting Item 5 Other Events.

                                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                                      HIBERNIA CORPORATION
                                                           (Registrant)



Date:  May 15, 1995                        By:      /s/ Ron E. Samford, Jr.
                                                    Ron E. Samford, Jr.
                                                    Executive Vice President and
                                                       Controller (principal
                                                         accounting officer)