Form 10-Q
period 1995-06-30
HIBERNIA CORP
filed 1995-08-14
CIK 47288

                                           SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549
                                                        FORM 10-Q




                                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995                Commission File Number 1-10294



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


Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                             Outstanding at July 31, 1995
Class A Common Stock, no par value                    119,265,191  Shares

Consolidated Balance Sheets
Hibernia Corporation and Subsidiaries                                      June 30  December 31      June 30
Unaudited ($ in thousands)                                                    1995         1994         1994
Assets
  Cash and due from banks                                                 $349,476     $363,867     $301,516
  Short-term investments                                                    26,755      194,477      109,322
  Securities available for sale                                            542,773      556,252      725,227
  Securities held to maturity (estimated fair values at
      June 30, 1995, December 31, 1994 and June 30, 1994,
      were $1,819,215, $1,703,807, and $1,860,691, respectively)         1,818,750    1,773,317    1,931,979
  Loans, net of unearned income                                          3,840,665    3,483,732    3,232,803
      Reserve for possible loan losses                                    (149,090)    (150,668)    (179,624)
          Loans, net                                                     3,691,575    3,333,064    3,053,179
  Bank premises and equipment                                              112,492      113,229      110,093
  Customers' acceptance liability                                              115        4,589        9,730
  Other assets                                                             194,843      177,616      191,375
          Total assets                                                  $6,736,779   $6,516,411   $6,432,421

Liabilities
  Deposits:
      Demand, noninterest-bearing                                       $1,073,305   $1,091,381   $1,013,388
      Interest-bearing                                                   4,668,949    4,577,251    4,525,574
          Total deposits                                                 5,742,254    5,668,632    5,538,962
  Short-term borrowings                                                    259,251      159,930      184,520
  Liability on acceptances                                                     115        4,589        9,730
  Other liabilities                                                        105,991      104,180      123,319
  Debt                                                                       4,748        5,650       24,446
          Total liabilities                                              6,112,359    5,942,981    5,880,977

Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; issued and
      outstanding - none                                                         -            -            -
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 113,442,399,
     113,325,398, and 112,738,867 at June 30, 1995,
     December 31, 1994, and June 30, 1994, respectively                    217,810      217,585      216,458
  Surplus                                                                  387,315      387,028      384,339
  Retained earnings                                                         35,998       (6,257)     (38,779)
  Treasury stock at cost, 10,746 and 300,000 shares at June 30, 1995
     and December 31, 1994, respectively                                       (94)      (2,414)           -
  Unearned compensation                                                    (16,044)           -            -
  Unrealized loss on securities available for sale                            (565)     (22,512)     (10,574)
          Total shareholders' equity                                       624,420      573,430      551,444
          Total liabilities and shareholders' equity                    $6,736,779   $6,516,411   $6,432,421

See notes to consolidated financial statements.

Consolidated Income Statements
Hibernia Corporation and Subsidiaries
                                                         Three Months Ended       Six Months Ended
                                                              June 30                 June 30
Unaudited ($ in thousands, except per share data)          1995      1994          1995      1994
Interest income
    Interest and fees on loans                           $85,692   $66,170      $166,307  $128,800
    Interest on securities available for sale              9,235    10,434        18,603    19,990
    Interest on securities held to maturity               28,940    26,530        55,984    53,257
    Interest on short-term investments                       466     1,440         2,911     3,570
        Total interest income                            124,333   104,574       243,805   205,617
Interest expense
    Interest on deposits                                  50,664    35,256        99,023    68,561
    Interest on short-term borrowings                      3,722     1,359         5,811     2,541
    Interest on debt                                          72       611           146     1,346
        Total interest expense                            54,458    37,226       104,980    72,448
Net interest income                                       69,875    67,348       138,825   133,169
    Provision for possible loan losses                         -       285             -       820
Net interest income after provision
   for possible loan losses                               69,875    67,063       138,825   132,349
Noninterest income
    Service charges on deposits                           10,210    10,960        20,615    21,207
    Trust fees                                             2,882     3,402         5,703     6,448
    Other service, collection and exchange charges         6,942     5,292        12,768    10,632
    Gain on divestiture of banking offices                     -         -         2,361         -
    Gain on sale of business lines                         3,064         -         3,064         -
    Other operating income                                 1,482     2,179         3,371     5,123
    Securities gains, net                                      -         -             -       185
        Total noninterest income                          24,580    21,833        47,882    43,595
Noninterest expense
    Salaries and employee benefits                        29,865    32,132        59,727    61,491
    Occupancy expense, net                                 6,176     6,177        12,105    12,294
    Equipment expense                                      4,665     3,387         8,979     7,035
    Data processing expense                                4,333     4,980         9,761    10,131
    Foreclosed property expense, net                        (306)     (480)         (535)   (4,191)
    Other operating expense                               19,123    21,241        37,494    42,985
        Total noninterest expense                         63,856    67,437       127,531   129,745
Income before income taxes                                30,599    21,459        59,176    46,199
Income tax expense                                         1,790     1,095         3,915     2,395
Net income                                               $28,809   $20,364       $55,261   $43,804
Net income per share                                       $0.26     $0.18         $0.49     $0.39

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Hibernia Corporation and Subsidiaries
                                                                                              Unrealized
                                           Shares of                                      Gains (Losses)
                                              Common                                       on Securities
Six Months Ended June 30, 1995                 Stock    Common          Retained Treasury      Available   Unearned
Unaudited ($ in thousands)               Outstanding     Stock  Surplus Earnings    Stock       for Sale Compensation    Total
Balances at December 31, 1994            113,025,398  $217,585 $387,028  ($6,257) ($2,414)      ($22,512)   $      -  $573,430
Net income                                         -         -        -   55,261        -              -           -    55,261
Issuance of common stock:
   Dividend Reinvestment Plan                 88,637       170      477        -        -              -           -       647
   Stock Option Plan                           5,972        12       27        -        -              -           -        39
   Retirement Security Plan                   62,845         -      (32)       -      512              -           -       480
   Performance Stock Awards                  259,547        43     (160)       -    1,902              -           -     1,785
Aquisition of treasury stock                 (10,746)        -        -        -      (94)             -           -       (94)
Purchase of common shares by ESOP                  -         -        -        -        -              -     (16,044)  (16,044)
Cash dividends declared ($.12 per share)           -         -        -  (13,100)       -              -           -   (13,100)
Change in unrealized gains (losses) on
   securities available for sale                   -         -        -        -        -         21,947           -    21,947
Other                                              -         -      (25)      94        -              -           -        69
     Balances at June 30, 1995           113,431,653  $217,810 $387,315  $35,998     ($94)         ($565)   ($16,044) $624,420

                                                                                              Unrealized
                                           Shares of                                      Gains (Losses)
                                              Common                                       on Securities
Six Months Ended June 30, 1994                 Stock    Common          Retained Treasury      Available   Unearned
Unaudited ($ in thousands)               Outstanding     Stock  Surplus Earnings    Stock       for Sale Compensation    Total

Balances at December 31, 1993            112,632,871  $216,255 $383,722 ($75,310)$      -        $13,035       ($400) $537,302
Net income                                         -         -        -   43,804        -              -           -    43,804
Issuance of common stock:
   Dividend Reinvestment Plan                101,321       194      603        -        -              -           -       797
   Stock Option Plan                           4,675         9       14        -        -              -           -        23
Cash dividends declared:
   Common ($.08 per share)                         -         -        -   (6,691)       -              -           -    (6,691)
   By pooled companies prior to merger             -         -        -     (582)       -              -           -      (582)
Change in unrealized gains (losses) on
   securities available for sale                   -         -        -        -        -        (23,609)          -   (23,609)
Reduction of ESOP commitment                       -         -        -        -        -              -         400       400
     Balances at June 30, 1994           112,738,867  $216,458 $384,339 ($38,779)$      -       ($10,574)     $    -  $551,444

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Hibernia Corporation and Subsidiaries
Six Months Ended June 30
Unaudited ($ in thousands)                                                       1995         1994
Operating Activities
  Net income                                                                     $55,261       $43,804
  Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for possible loan losses                                            0           820
         Amortization of intangibles and deferred charges                          1,785         3,080
         Depreciation and amortization                                             8,151         6,932
         Premium amortization, net of discount accretion                           3,663         8,828
         Realized securities gains, net                                                0          (185)
         Gain on sale of assets                                                     (895)       (4,475)
         Gain on divestiture of banking offices                                   (2,361)            0
         Gain on sale of business lines                                           (3,064)            0
         Provision for losses on foreclosed and other assets                         149           840
         Increase in deferred income tax asset                                    (6,910)       (8,876)
         Increase in interest receivable and other assets                        (11,747)       (1,037)
         Increase in interest payable and other liabilities                        1,995         9,274
       Net Cash Provided By Operating Activities                                  46,027        59,005

Investing Activities
  Purchases of securities held to maturity                                      (151,677)     (165,836)
  Purchases of securities available for sale                                      (9,945)     (244,567)
  Proceeds from sales of securities available for sale                               281         6,345
  Maturities of securities held to maturity                                      103,737       167,201
  Maturities of securities available for sale                                     43,934       131,806
  Net increase in loans                                                         (521,180)     (339,075)
  Proceeds from sales of loans                                                    54,213       167,953
  Purchases of premises, equipment and other assets                              (12,055)       (9,968)
  Proceeds from sales of foreclosed assets                                         3,993        12,029
  Proceeds from divestiture of banking offices, net of $1,069 cash sold          (13,708)            0
  Proceeds from sale of business lines                                            90,553             0
  Proceeds from sales of premises, equipment and other assets                        533           187
       Net Cash Used By Investing Activities                                    (411,321)     (273,925)

Financing Activities
  Net increase in domestic deposits                                               94,211        10,987
  Net increase in time deposits - foreign office                                  15,355        15,487
  Net increase in short-term borrowings                                          100,804        28,729
  Payments on debt                                                                  (902)       (5,748)
  Issuance of common stock                                                         2,951           820
  Purchase of common stock by ESOP                                               (16,044)            0
  Dividends paid                                                                 (13,100)       (7,273)
  Aquisition of treasury stock                                                       (94)            0
       Net Cash Provided By Financing Activities                                 183,181        43,002
Decrease in Cash and Cash Equivalents                                           (182,113)     (171,918)
  Cash and Cash Equivalents at Beginning of Period                               558,344       582,756
       Cash and Cash Equivalents at End of Period                               $376,231      $410,838

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited


       Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation's annual report on Form 10-K for the year ended December 31, 1994.

       Note 2  MERGER AGREEMENTS   On July 1, 1995,  Hibernia Corporation (the
Company) merged with Progressive Bancorporation, Inc. in a transaction accounted for as a pooling of interests, and the subsidiary banks of the holding companies merged simultaneously. On July 1, 1995, Hibernia National Bank merged with Bank of St. John. This merger was accounted for as a pooling of interests.

       A merger with FNB Bancshares, Inc. is pending shareholder and regulatory approval and is expected to be consummated in the fourth quarter of 1995. It is anticipated that this pending merger will be accounted for as a pooling of interests.

       Note 3 EMPLOYEE BENEFIT PLANS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors to purchase shares of Class A Common Stock at no less than the fair market value of the stock at the date of grant. All options granted prior to 1992 became exercisable six months from the date of grant. The remaining options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant.

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

       At June 30, 1995, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan totaled 146,923; 586,520; and 765,000, respectively.

       The table below summarizes the activity in the plans during the second quarter of 1995:

                                                     Incentive         Non-Qualified
                                                    -----------        -------------
       1987 STOCK OPTION PLAN

       Outstanding, March 31, 1995                     190,741            1,359,275
       Granted                                               -               10,000
       Exercised                                             -               (1,803)
                                                       -------            ----------
       Outstanding, June 30, 1995                      190,741            1,367,472
                                                       =======            ==========

       Exercisable, June 30, 1995                      124,198              973,932
                                                       =======            ==========


       LONG-TERM INCENTIVE PLAN

       Outstanding, March 31, 1995                      12,598            3,884,473
       Granted                                               -               24,200
       Canceled                                              -              (22,788)
       Issued/Exercised                                      -               (7,950)
                                                        ------            ----------
       Outstanding, June 30, 1995                       12,598            3,877,935
                                                        ======            ==========

       Exercisable, June 30, 1995                            -              429,539
                                                        ======            ==========


       1993 DIRECTORS' STOCK OPTION PLAN

       Outstanding, March 31, 1995                           -               155,000
       Granted                                               -                80,000
                                                        ------             ---------
       Outstanding, June 30, 1995                            -               235,000
                                                        ======             =========

       Exercisable, June 30, 1995                            -                37,500
                                                        ======             =========


       Effective April 1, 1995, the Company instituted an employee stock ownership plan (ESOP) in which substantially all employees can participate. The ESOP is expected to acquire up to $30 million of Hibernia Corporation Class A Common Stock in open-market purchases. At June 30, 1995, $16 million of stock (2,008,588 shares) had been acquired.

       Note 4 PER SHARE DATA Income per common share is based on the weighted average number of shares outstanding of 111,854,152 and 112,578,062 for the three months and six months ended June 30, 1995, and 112,710,644 and 112,683,601 for the three months and six months ended June 30, 1994. These weighted averages exclude uncommitted shares held by the ESOP.




QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA (1)
Hibernia Corporation and Subsidiaries
                                                Three Months Ended       Six Months Ended
                                           June 30  March 31  June 30    June 30  June 30
($ in thousands, except per-share data)     1995      1995     1994       1995     1994
Interest income                           $124,333  $119,472 $104,574   $243,805 $205,617
Interest expense                            54,458    50,522   37,226    104,980   72,448
   Net interest income                      69,875    68,950   67,348    138,825  133,169
Provision for possible loan losses               -         -      285          -      820
   Net interest income after provision
      for possible loan losses              69,875    68,950   67,063    138,825  132,349
Noninterest income:
   Noninterest income                       24,580    23,302   21,833     47,882   43,410
   Securities gains (losses), net                -         -        -          -      185
Noninterest income                          24,580    23,302   21,833     47,882   43,595
Noninterest expense                         63,856    63,675   67,437    127,531  129,745
   Income before taxes                      30,599    28,577   21,459     59,176   46,199
Income tax expense                           1,790     2,125    1,095      3,915    2,395
   Net Income                              $28,809   $26,452  $20,364    $55,261  $43,804

Income per share (2)                         $0.26     $0.23    $0.18      $0.49    $0.39
Cash dividends declared per share (2)        $0.06     $0.06    $0.04      $0.12    $0.08
Average shares outstanding (000s) (2)      111,854   113,310  112,711    112,578  112,684

Selected Quarter-End Balances (in millions)
Loans                                     $3,840.7  $3,646.1 $3,232.8
Deposits                                   5,742.3   5,691.6  5,539.0
Debt                                           4.7       4.8     24.4
Equity                                       624.4     610.1    551.4
Total assets                               6,736.8   6,599.9  6,432.4

Selected Average Balances (in millions)
Loans                                     $3,779.5  $3,596.8 $3,164.7   $3,688.7 $3,104.1
Deposits                                   5,663.2   5,708.7  5,562.2    5,685.8  5,550.5
Debt                                           4.8       4.9     27.3        4.8     28.3
Equity                                       609.0     589.3    547.5      599.2    546.5
Total assets                               6,653.1   6,598.0  6,443.8    6,625.7  6,463.2

Selected Ratios (%)
Return on average assets                      1.73      1.60     1.26       1.67     1.36
Return on average equity                     18.92     17.96    14.88      18.44    16.03
Net interest margin (taxable-equivalent)      4.59      4.60     4.56       4.60     4.51
Efficiency (3)                               66.72     68.09    74.61      67.40    72.52
Tier 1 risk-based capital                    14.77     15.51    15.07
Total risk-based capital                     16.05     16.79    16.37
Leverage                                      9.11      9.07     8.11

(1)   All financial information has been restated for mergers accounted for as poolings of interests.
        Prior periods have been conformed to current-year presentation.
(2)   Income per share is based on the weighted average number of common shares outstanding (net of uncommitted ESOP shares) in the respective period.  Dividends per share are historical amounts.
(3)   Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

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


SECOND-QUARTER 1995 HIGHLIGHTS

         Hibernia Corporation's second-quarter 1995 results showed continued improvement in earnings, along with strong loan growth and improved efficiency and asset quality.

                   Net income totaled $28.8 million ($.26 per share), up 41% from $20.4 million ($.18 per share) in the second quarter of 1994. For the first half of 1995, net income totaled $55.3 million ($.49 per share), a 26% increase from $43.8 million ($.39 per share) in the first six months of 1994.

                   Returns on assets (ROA) and equity (ROE) increased to 1.73% and 18.92%, respectively, for the second quarter of 1995 compared to 1.26% and 14.88% for the second quarter of 1994. Six-month returns on assets and equity were 1.67% and 18.44% in 1995 compared to 1.36% and 16.03% in 1994.

                   Gains on the sale of the Company's student loan portfolio and municipal bond administration business were recorded totaling $1.5 million and $1.6 million, respectively. These sales resulted from strategic initiatives designed to focus Hibernia's efforts on businesses in which it enjoys a competitive advantage and which provide acceptable returns on investment.

                   Loans grew $607.9 million (19%) from a year ago to $3.8 billion at June 30, 1995. Consumer loans increased $346.8 million (25%) to $1.8 billion and commercial loans grew $261.1 million (14%) to $2.1 billion. Compared to March 31, 1995, loans increased at an annual rate of 21% as consumer loans grew 20% and commercial loans grew 22%.

                   Nonperforming assets declined to $28.4 million, down 55% from a year ago and down 4% from $29.6 million at March 31, 1995. Nonperforming assets as a percentage of loans plus foreclosed assets were reduced to .74%, compared to 1.96% at June 30, 1994 and .81% at March 31, 1995.

                   The Company instituted an employee stock ownership plan (ESOP). The ESOP is expected to acquire up to $30 million of Hibernia Corporation Class A common stock in open-market purchases. At June 30, 1995, $16 million of stock (2,008,588 shares) had been acquired.

                   In July, Hibernia's board of directors declared a regular $.06 per share dividend, a 20% increase per share over the dividend declared in July of 1994.

                   Hibernia completed a merger with STABA
                   Bancshares/State Bank and Trust Co. with total assets of approximately $96 million on May 1, 1995.



                   Pending merger activity is summarized below:


                                                        Assets @ 6/30/95
 Bank Holding Company / Bank                                (millions)                      Merger Date
-------------------------------                         ----------------                   -------------

Progressive Bancorporation, Inc. /                            $150                         July 1, 1995
  Progressive Bank and Trust

Bank of St. John                                              $115                         July 1, 1995

FNB Bancshares, Inc. /                                        $ 52                         Fourth Quarter 1995*
The First National Bank
 of Lake Providence

          *  Estimated.  Pending regulatory and shareholder approval.


FINANCIAL CONDITION:

EARNING ASSETS

          Earning assets averaged $6,209.6 million in the second quarter of 1995, a $187.3 million (3%) increase from the second-quarter
1994 average of $6,022.3 million. For the first six months of 1995, average earning assets increased $134.9 million (2%) over the comparable period in 1994 to $6,177.4 million. Compared to the second quarter of 1994, average loans increased $614.8 million
(19%), while securities available for sale decreased $212.0 million (28%), securities held to maturity decreased $99.7 million (5%) and short-term investments decreased $115.8 million (79%). For the first half of 1995, average loans were up $584.6 million (19%), while securities available for sale decreased $216.3 million (28%), securities held to maturity decreased $127.0 million (6%) and short-term investments decreased $106.4 million (52%). Hibernia has increased its loan portfolio by offering quality service and innovative lending products in existing markets as well as in the markets of merger partners. The sources of funding for the increase in loans have been redeployment from lower-yielding short-term investments, reinvestment of proceeds from maturing securities and increases in deposits and borrowed funds.

          Loans. Average loans for the second quarter of 1995 of $3,779.5 million were up $182.7 million (5%) from the first quarter of 1995 and up $614.8 million (19%) compared to the second quarter of 1994. Average loans increased $584.6 million in the first six months of 1995 compared to the same period in 1994.

          Table 1 presents the Company's loan portfolio classified according to industry concentration at June 30, 1995, March 31, 1995 and June 30, 1994. Total loans increased $194.7 million (5%) during the second quarter of 1995. Commercial loans increased $110.5 million (6%), while consumer loans increased $84.2 million (5%), primarily due to increases in adjustable-rate residential mortgage loans, indirect lending and direct consumer loans, partially offset by a decrease in student loans. Hibernia management determined that student lending was not profitable and therefore sold most of the loans in the portfolio (resulting in a $1.5 million gain reflected in noninterest income). The remainder of the student loan portfolio is expected to be sold during the third quarter.

          Compared to June 30, 1994, loans increased $607.9 million (19%). Consumer loans were up $346.8 million (25%), and commercial loans increased $261.1 million (14%). Consumer loans comprised 45.8% of the loan portfolio at June 30, 1995 compared to 43.7% at June 30, 1994. Hibernia's lending strategy seeks growth in consumer lending while maintaining preeminence in Louisiana commercial lending.

          Securities Available for Sale. Average securities available for sale decreased $212.0 million (28%) from the second quarter of 1994 to $555.0 million. For the six-month period in 1995 securities available for sale averaged $558.4 million, a $216.3 million (28%) decrease from the comparable period in 1994.
Securities classified as available for sale are primarily mortgage-backed securities.

          Securities Held to Maturity. Average securities held to maturity for the second quarter of 1995 compared to the same period a year ago decreased $99.7 million (5%) to $1,844.1 million. Securities held to maturity for the first six months of 1995 averaged $1,830.4 million, a $127.0 million (6%) decrease compared to the same period in 1994. The decreases are the result of the reinvestment of principal received from matured securities into higher-yielding loans.

          Short-Term Investments. Average short-term investments (primarily federal funds sold) for the three months ended June 30, 1995, decreased $115.8 million (79%) compared to the second quarter of 1994, and decreased $106.4 million (52%) for the first half of 1995 compared to the same period a year ago as the opportunities for quality loans have continued to increase.




ASSET QUALITY

          Table 2 presents a summary of nonperforming assets at the end of the past five quarters. Table 3 presents a summary of changes in nonperforming loans for the three-month and six-month periods ended June 30, 1995.

          Nonperforming assets -- which include nonaccrual loans, restructured loans and foreclosed assets -- totaled $28.4 million at June 30, 1995, down 55% compared to $63.8 million at June 30, 1994 and down 21% compared to $35.7 million at year-end 1994. Nonperforming loans, which totaled $20.5 million at June 30, 1995, declined $30.7 million (60%) from a year ago and $6.5 million (24%) from year-end 1994. Foreclosed assets totaled $7.9 million at June 30, 1995, down $4.7 million (37%) from a year earlier, and down $.8 million (9%) from December 31, 1994. The reduction at June 30, 1995 was despite the transfer of $2.3 million of bank premises to foreclosed properties due to management's decision (related to merger activities) to discontinue the operation of these banking facilities.


          As illustrated in Table 3, $7.6 million of the decline in nonperforming loans in 1995 was due to loans returned to performing status. Also, payments on nonperforming loans totaled $5.3 million. As a percentage of total loans plus foreclosed assets, nonperforming assets at June 30, 1995 improved to .74% from 1.96% a year ago and .81% at March 31, 1995.

          As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it relates to in-substance foreclosures, requires that a creditor receives physical possession of the collateral. Accordingly, upon adoption, $7.1 million of in-substance foreclosures were transferred from foreclosed assets to nonperforming loans and related loss reserves of $.2 million were transferred to the reserve for possible loan losses. The Company reclassified in-substance foreclosures and related loss reserves for all prior periods to conform to the new classification requirements. At June 30, 1995, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $19.3 million. The related reserve for possible loan losses was $1.4 million. These loans are included in nonaccrual loans in Table 2.

          In addition to the nonperforming assets discussed above, management has identified other commercial loans for which payments are current that are subject to potential future classification as nonperforming. As of June 30, 1995, these loans totaled $6.4 million, compared to $46.8 million at June 30, 1994 and $6.8 million at March 31, 1995.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

          The Company recorded no provision for possible loan losses for the second quarter of 1995 or for the first six months of 1995 compared to provisions of $.3 million and $.8 million for the same periods in 1994. The absence of a provision in 1995 was the result of continued improvement in asset quality, evidenced by lower levels of nonperforming loans. With the declining level of nonperforming loans and low net charge-offs, the reserve coverage continued to strengthen. The reserve for possible loan losses as a percentage of nonperforming loans increased to 729% at June 30, 1995, compared to 351% a year ago, and 705% at March 31, 1995.

          Net charge-offs totaling $1.4 million were recorded in the second quarter of 1995, compared to $1.1 million in the second quarter of 1994. For the six months ended June 30, net charge-offs totaled $1.6 million in both 1995 and 1994. As a percentage of average loans, annualized net charge-offs were .15% for the second quarter of 1995 and .09% for the first six months of 1995 while net charge-offs were .14% and .10% for the comparable periods in 1994.

          The reserve for possible loan losses totaled $149.1 million, or 3.9% of total loans, at June 30, 1995, compared to $179.6 million, or 5.6%, a year earlier. Even though the reserve for possible loan losses has been declining over the last five quarters, in terms of both dollar amount and as a percentage of loans, the present level is considered adequate to absorb future potential loan losses. In making this determination, management considered the significant improvements in asset quality discussed earlier, and the reduced levels of net loan charge-offs, as well as current economic conditions and market trends. Because factors such as loan growth and the future collectibility of loans are uncertain, the level of future provisions (positive or negative), if any, cannot be predicted. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the three month and six month periods of 1995 and 1994.


FUNDING SOURCES:

DEPOSITS AND BORROWINGS

          Deposits. Average deposits totaled $5,663.2 million in the second quarter of 1995, a $101.0 million (2%) increase from the second quarter of 1994. Average core deposits were up $27.9 million (1%) due to an increase in consumer time deposits, partially offset by a moderate decrease in money market deposit accounts as rising rates made these accounts less competitive with other investment products. Hibernia's OneWay certificates of deposit almost doubled in the last year totaling $760.4 million at June 30, 1995. These certificates of deposit allow customers to lock-in attractive current yields and also provide a one-time option to adjust the rate at any time during the two-year term.
The OneWay CD enabled Hibernia to retain much of the funds leaving money market deposit accounts and attract new funds. Noncore deposits increased $73.1 million (9%) from the second quarter of 1994 as public fund certificates of deposit increased $76.4 million and foreign time deposits increased $17.2 million, while other large denomination certificates of deposits decreased $20.5 million.

          Table 5 presents the composition of average deposits for the second and first quarters of 1995 and the second quarter of 1994.


          Borrowings. Average borrowings (which include federal funds purchased, securities sold under agreements to repurchase and debt) increased $76.8 million to $275.1 million for the second quarter of 1995 compared to the second quarter of 1994. For the first six months of 1995 average borrowed funds totaled $225.0 million compared to $195.0 million for the first six months of 1994.

          Short-term borrowings in the second quarter of 1995 increased $99.3 million over the comparable period in 1994 while the increase for the first six months of 1995 over the same period in 1994 was $53.5 million. The increases were necessitated by the expansion of lending opportunities at a faster rate than other funding sources (deposits and proceeds from maturing securities). The Company's reliance on these funds, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and rate sensitivity. The increases in short-term borrowings were partially offset by decreases in long-term debt totaling $22.5 million for the second quarter of 1995 compared to the same period in 1994 and $23.5 million for the first six months of 1995 compared to the first half of 1994. These reductions reflect the Company's practice of retiring debt acquired through mergers if the terms of such debt are not favorable. The Company's long-term debt at June 30, 1995 is comprised primarily of Federal
Home Loan Bank of Dallas advances totaling $3.5 million obtained to fund specific loans.


INTEREST RATE SENSITIVITY

          The primary objective of asset/liability management is controlling interest rate risk. On a monthly basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports, and attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules and enter into derivative contracts as a means of limiting interest rate risk. As mentioned above, Hibernia's reliance on short-term federal funds has increased in the past year. One measure of reliance on federal funds and other large liabilities (such as large-denomination and public fund CD's and foreign deposits) is the large liability dependence ratio. For the second quarter of 1995, 18.33% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) compared to 14.37% for the comparable period in 1994. Management monitors this ratio and believes the current level to be prudent.

          On a limited basis, the Company has entered into interest rate swap, forward and option contracts to hedge interest rate risk on specific assets and liabilities. The total notional amount of these contracts at June 30, 1995 was $10.0 million. Derivative financial instruments are also held or issued by the Company for trading purposes to provide Hibernia customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled
$269.4 million with net current exposure of less than $100 thousand at June 30, 1995.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

          Taxable-equivalent net interest income for the three months ended June 30, 1995, totaled $71.1 million, a $2.6 million increase from the same period in 1994 and a $.9 million increase from the first quarter of 1995. For the first six months of 1995, net interest income totaled $141.3 million, up $5.8 million from the comparable period in 1994. Factors contributing to these increases were the positive effect of the change in the mix of earning assets from lower-yielding investments to loans (60.9% of average earning assets in the second quarter of 1995 compared to 52.5% in the second quarter of 1994); the higher value of Hibernia's net noninterest bearing funds (demand deposits, other liabilities and equity, net of nonearning assets); overall growth in earning assets; interest income realized on loans previously charged-off;
and higher yields on securities and loans. These factors were partially offset by higher rates paid on deposits and the shift of deposits from lower rate money market deposits into certificates of deposits.

          The net interest margin was 4.59% for the second quarter of 1995 compared to 4.56% in the second quarter of 1994 and 4.60% in the first quarter of 1995. For the six months ended June 30, the net interest margin was 4.60% in 1995 and 4.51% in 1994. The net interest margin has remained relatively stable over the past five quarters despite pressure on the net interest spread as the value of Hibernia's noninterest-bearing funds has increased in the current rate environment. However, this spread between the yield on earning assets and the average rate paid on interest-bearing liabilities may continue to experience pressure as funding costs continue to increase due to the repricing of maturing deposits to current market rates and Hibernia's increasing reliance on higher-cost sources of funds. Table 6 details the net interest margin for the most recent five quarters.

          Table 7 presents an analysis of the Company's taxable-equivalent net interest income and average balance sheets for the three months ended June 30, 1995, March 31, 1995 and June 30, 1994, and for the first six months of 1995 and 1994. Table 8 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 1995 and the first quarter of 1995 and between the second quarter of 1995 and the second quarter of 1994.


NONINTEREST INCOME

          Noninterest income for the second quarter of 1995 was up $2.7 million (13%) to $24.6 million compared to the same period of 1994 and up $4.3 million (10%) to $47.9 million for the first six months of 1995 compared to the same period in 1994. The increase in noninterest income in the second quarter of 1995 was due to the sale of the Company's student loan portfolio and municipal bond administration business. These sales, which produced gains of $1.5 million and $1.6 million, respectively, resulted from strategic initiatives designed to focus Hibernia's efforts on businesses in which it enjoys a competitive advantage and which provide acceptable returns on investment. The student loan business was unprofitable, and the municipal bond administration business lacked appropriate scale. The first six months of 1995 also included a $2.4 million gain related to divestiture of three banking offices in Northwest Louisiana in connection with Hibernia's merger with Pioneer Bancshares Corporation.

          Excluding these gains, noninterest income for the second quarter and first six months of 1995 would have been $21.5 million and $42.5 million, respectively. The major categories of noninterest income for the three months and six months ended June 30, 1995 and the comparable periods in 1994 are presented in Table 9.

          Trust fees decreased $.5 million (15%) for the second quarter of 1995 compared to the same period in 1994 and $.7 million (12%) for the first six months of 1995, primarily due to the sale of the Bank's municipal bond administration business.

          Service charges on deposits decreased $.8 million (7%) for the 1995 quarter and $.6 million (3%) for the first half of 1995. The value of balances maintained by commercial customers increased in 1995 compared to 1994 due to higher money market rates. Many customers "paid" for Bank services with these balances instead of by payment of fees.

          Other service, collection and exchange fees were up $1.7 million (31%) in the second quarter of 1995 compared to the second quarter of 1994 and up $2.1 million (20%) for the first six months of 1995 compared to the same period of 1994. The major factors in these increases were significant growth in fees generated by the Bank's upgraded and expanded ATM network and an increase in commissions from the sale of credit life insurance and fees related to loans.

          Other income rose $2.4 million (109%) in the second quarter of 1995 and $3.7 million (72%) for the first half of 1995 compared to the same periods in 1994. The second quarter of 1995 included a $1.6 million gain resulting from the sale of the Bank's municipal bond administration business and a $1.5 million gain due to the sale of the student loan portfolio. The first half of 1995 included the second quarter gains and a $2.4 million gain related to the divestiture of three banking offices. In addition to these nonrecurring gains, other income increased for the quarter and six months due to an increase in gains related to the sale of mortgage loans, partially offset by a decrease in income from computer services provided to third parties as the Company shifts its focus away from this business.

          There were no securities gains in the second quarter or first six months of 1995, compared to $.2 million in gains for the first six months of 1994.


NONINTEREST EXPENSE

          For the second quarter of 1995, noninterest expense totaled $63.9 million, a $3.6 million (5%) decrease from the second quarter of 1994. For the first six months of 1995, noninterest expense decreased $2.2 million (2%) compared to the same period in 1994. Noninterest expense for the three months and six months ended June 30, 1995 and 1994, is presented by major category in Table 10.

          Staff costs, the largest component of noninterest expense, decreased $2.3 million (7%) in the second quarter of 1995 and $1.8 million (3%) for the first six months of 1995 compared to the same periods a year ago. Severance costs in 1994 and efficiencies achieved related to merger activities were the major factors contributing to these decreases.

          Equipment expenses increased $1.3 million (38%) in the second quarter of 1995 and $1.9 million (28%) for the first six months of 1995 compared to the same periods in 1994 due to higher depreciation expenses related to the purchase of computer equipment to facilitate mergers and to upgrade the Company's teller systems and ATM network.

          Data processing expenses decreased $.6 million (13%) and $.4 million (4%) in the second quarter of 1995 and the first six months of 1995, respectively. The decreases are primarily due to lower processing expenses due to Hibernia's conversion to a new data processor. The second quarter of 1995 data processing expense of $4.3 million includes a $.5 million charge related to the planned outsourcing of trust operations. In addition, Hibernia completed its conversion to the new data processor during the first quarter of 1995, resulting in approximately $1.0 million in duplicate expenses.


          Income from foreclosed property, net of expenses, totaled $.3 million in the second quarter of 1995, compared to $.5 million for the same period a year ago. For the six month period, income from foreclosed property totaled $.5 million in 1995 and $4.2 million in 1994 as the first quarter of 1994 included significant gains on the sale of several properties included in foreclosed assets.

          Deposit insurance premiums decreased $.5 million (14%) in the 1995 quarter compared to 1994 and $.7 million (9%) in the first six months of 1995 quarter compared to 1994. Computed under the risk-based premium system, the deposit insurance premium declined because of reductions in the assessment rate used in the calculation of the premiums. These reductions reflect the Bank's improved rating from the Office of the Comptroller of the Currency.

          Postage rose by more than 25% in both the second quarter and first six months of 1995 due to increased mailings related to mergers and the postal rate increase which became effective January
1, 1995. Telecommunications expenses increased over 100% in both periods as Hibernia built and outsourced the operation of its own wide area network instead of using the network of its data processing provider. In addition, data line expenses related to its enhanced ATM network also increased telecommunications expenses.

          Professional fees decreased $2.2 million (63%) and $2.1 million (36%) in the second quarter of 1995 and the first six months of 1995, respectively. The 1994 level of professional fees was higher due to merger-related expenses.

          State taxes on equity increased $.3 million (47%) in the 1995 quarter compared to 1994 and $.7 million (47%) in the first six months of 1995 compared to 1994 due to the increased level of equity.

          Advertising and promotional expenses rose because of merger-related marketing efforts and a general increase in advertising and product development. Other noninterest expenses decreased $2.3 million (26%) to $6.7 million in the second quarter of 1995 and down $7.2 million (36%) for the first six months of 1995 compared to the same period in 1994 as amortization of intangibles decreased $.6 million for the quarter and $1.2 million for the first half of 1995 due to the lower level of intangibles as the result of the writeoff of impaired goodwill in the third quarter of 1994.

          The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 66.72% for the second quarter of 1995 compared to 74.61% for the same period in 1994. The ratio for the first six months of 1995 compared to 1994 showed a similar decline -- to 67.40% from 72.52%.
The improvement in efficiency reflects continued cost control efforts and increases in net interest income and noninterest income.


INCOME TAXES

          The Company recorded provisions for income taxes of $1.8 million in the second quarter of 1995 and $3.9 million in the first half of 1995. Provisions recorded in the comparable periods in 1994 were $1.1 million and $2.4 million, respectively. During 1995, the Company recorded federal income taxes at a lower-than-normal effective tax rate due to previously unrecognized deferred tax benefits. Hibernia will recognize federal income tax expense throughout 1995, but at an estimated annual effective tax rate significantly less than the statutory tax rate. The deferred tax benefits are expected to be fully recognized by the end of 1995, so that beginning in 1996, the Company's effective tax rate will approach the statutory stat and federal tax rates.

          The Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and the Bank are subject to Louisiana state income tax.


CAPITAL

          Shareholders' equity totaled $624.4 million at June 30, 1995, compared to $551.4 million at June 30, 1994. The increase is primarily the result of net income over the most recent 12 months totaling $99.4 million and a $10.0 million decrease in unrealized losses on securities available for sale, partially offset by $24.7 million in dividends and a $16.0 million increase in unearned compensation related to the ESOP instituted on April 1, 1995. Risk-based capital and leverage ratios for the Company and the Bank exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios for the Company and the Bank for the most recent five quarters.


LIQUIDITY

          The Company's loan-to-deposit ratio, one measure of liquidity, was 66.9% at June 30, 1995, 64.1% at March 31, 1995 and 58.4% at
June 30, 1994. Management believes that the Company's projected liquidity needs can be met by conversion of short-term investments and assets available for sale to cash, and with deposits generated by Hibernia's extensive retail office network. In addition, the Company's strong financial condition and profitability give
Hibernia ample access to large-denomination liabilities as a source of liquidity. These include certificates of deposit greater then $100,000 and public funds deposits, as well as funds which can be purchased through the Bank's membership in the Federal Home Loan
Bank of Dallas and from correspondent banks.

TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
                             June 30, 1995               March 31, 1995              June 30, 1994
                           Loans      Percent          Loans      Percent          Loans      Percent
($ in millions)          Outstanding  of Total       Outstanding  of Total       Outstanding  of Total
Commercial:
  Commercial and
      industrial         $  737.4       19.2 %       $  662.0       18.2 %       $  543.4       16.8 %
  Commercial real estate    452.1       11.8            456.4       12.5            519.8       16.1
  Services                  339.0        8.8            297.3        8.1            291.3        9.0
  Health care               215.4        5.6            218.3        6.0            219.9        6.8
  Transportation,
      communications
      and utilities         156.6        4.1            148.5        4.1             99.7        3.1
  Individual                 98.5        2.6             96.5        2.6             92.2        2.9
  Energy                     81.4        2.1             90.9        2.5             53.0        1.6
      Total commercial    2,080.4       54.2          1,969.9       54.0          1,819.3       56.3
Consumer:
  Residential mortgages:
      1st mortgages         782.9       20.4            721.7       19.8            633.0       19.5
      Junior liens           80.5        2.1             80.2        2.2             89.3        2.8
  Indirect                  577.9       15.0            535.1       14.7            391.1       12.1
  Student                    22.9        0.6            100.4        2.7             69.7        2.2
  Revolving credit           81.8        2.1             75.3        2.1             63.8        2.0
  Other                     214.3        5.6            163.4        4.5            166.6        5.1
      Total consumer      1,760.3       45.8          1,676.1       46.0          1,413.5       43.7

Total loans              $3,840.7      100.0 %       $3,646.0      100.0 %       $3,232.8      100.0 %


TABLE 2  -  NONPERFORMING ASSETS
                                            June 30        March 31       Dec. 31        Sept. 30       June 30
($ in thousands)                            1995           1995           1994           1994           1994
Nonaccrual loans                           $ 20,452       $ 21,345       $ 20,977       $ 28,770       $ 50,158
Restructured loans                                -              -          6,024          4,706          1,005
    Total nonperforming loans                20,452         21,345         27,001         33,476         51,163
Foreclosed assets                             7,929          8,205          8,719         11,129         12,603
    Total nonperforming assets             $ 28,381       $ 29,550       $ 35,720       $ 44,605       $ 63,766
Accruing loans past due
    90 days or more                        $  4,892       $  3,357       $  3,979       $  2,610       $  3,776
Reserve for possible loan losses           $149,090       $150,487       $150,668       $159,447       $179,624
Nonperforming assets as a percentage
    of loans plus foreclosed assets            0.74 %         0.81 %         1.02 %         1.31 %         1.96 %
Reserve for possible loan losses as a
    percentage of nonperforming loans        728.98 %       705.02 %       558.01 %       476.30 %       351.08 %

TABLE 3  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
                                                   Three Months              Six Months
                                                       Ended                    Ended
($ in thousands)                                   June 30, 1995            June 30, 1995
Nonperforming loans
    at beginning of period                           $ 21,345                 $ 27,001
Additions                                               5,433                   13,575
Charge-offs, gross                                     (3,517)                  (7,178)
Returns to performing status                             (738)                  (7,622)
Payments                                               (2,071)                  (5,324)
Nonperforming loans
    at end of period                                 $ 20,452                 $ 20,452

TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                                 Three Months                       Six Months
                                                 Ended June 30                     Ended June 30
($ in thousands)                              1995            1994              1995            1994
Balance at beginning of period             $150,487        $180,485          $150,668        $180,483
Loans charged off                            (5,033)         (6,146)          (10,645)         (9,612)
Recoveries                                    3,636           5,055             9,067           8,040
Net loans charged off                        (1,397)         (1,091)           (1,578)         (1,572)
Provision for possible loan losses                -             285                 -             820
Net activity related to
     in-substance foreclosures                    -             (55)                -            (107)
Balance at end of period                   $149,090        $179,624          $149,090        $179,624
Reserve for possible loan losses
    as a percentage of loans                   3.88 %          5.56 %            3.88 %          5.56 %
Annualized net charge-offs as a
    percentage of average loans                0.15 %          0.14 %            0.09 %          0.10 %

TABLE 5  -  DEPOSIT COMPOSITION
                                 Second Quarter 1995         First Quarter 1995          Second Quarter 1994
                                 Average      % of           Average      % of           Average      % of
($ in millions)                  Balances    Deposits        Balances    Deposits        Balances    Deposits
Demand, noninterest-bearing     $1,030.0       18.2 %       $1,026.4       18.0 %       $1,017.2       18.3 %
NOW accounts                       646.0       11.4            669.2       11.7            634.8       11.4
Money market deposit accounts      934.6       16.5          1,010.8       17.7          1,108.4       19.9
Savings accounts                   310.2        5.5            318.8        5.6            349.7        6.3
Other consumer time deposits     1,849.0       32.6          1,810.3       31.7          1,631.8       29.3
    Total core deposits          4,769.8       84.2          4,835.5       84.7          4,741.9       85.2
Public fund certificates of
    deposit of $100,000 or more    705.9       12.4            670.5       11.8            629.5       11.3
Certificates of deposit of
    $100,000 or more               156.0        2.8            167.2        2.9            176.5        3.2
Foreign time deposits               31.5        0.6             35.5        0.6             14.3        0.3
    Total deposits              $5,663.2      100.0 %       $5,708.7      100.0 %       $5,562.2      100.0 %

TABLE 6  -  NET INTEREST MARGIN(taxable-equivalent)
                                             1995                              1994
                                     Second        First         Fourth        Third         Second
                                     Quarter       Quarter       Quarter       Quarter       Quarter
Yield on earning assets               8.11 %        7.94 %        7.58 %        7.35 %        7.04 %
Rate on interest-bearing liabilities  4.45          4.22          3.77          3.46          3.15
   Net interest spread                3.66          3.72          3.81          3.89          3.89
Contribution of
   noninterest-bearing funds          0.93          0.88          0.80          0.72          0.67
   Net interest margin                4.59 %        4.60 %        4.61 %        4.61 %        4.56 %
Noninterest-bearing funds
   supporting earning assets         20.96 %       20.96 %       21.32 %       21.05 %       21.24 %

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATE(1)
Taxable-equivalent basis (2)
                                                  Second Quarter 1995            First Quarter 1995           Second Quarter 1994
(Average balances $ in millions,              Average                       Average                       Average
interest $ in thousands)                     Balances  Interest   Rate     Balances  Interest   Rate     Balances  Interest   Rate

ASSETS
Interest-earning assets:
  Loans (3)                                  $3,779.5  $ 86,765  9.21 %    $3,596.8  $ 81,680  9.21 %    $3,164.7  $ 67,154  8.52 %
  Securities available for sale (4)             555.0     9,235  6.66         561.9     9,368  6.67         767.0    10,433  5.44
  Securities held to maturity                 1,844.1    29,118  6.32       1,816.5    27,240  6.00       1,943.8    26,746  5.52
  Short-term investments                         31.0       466  6.02         169.5     2,445  5.85         146.8     1,440  3.95
      Total interest-earning assets           6,209.6  $125,584  8.11 %     6,144.7  $120,733  7.94 %     6,022.3  $105,773  7.04 %
Reserve for possible loan losses               (150.6)                       (150.1)                       (182.3)
Noninterest-earning assets:
  Cash (excluding items in process
    of collection)                              150.8                         156.9                         180.4
  Items in process of collection                144.0                         142.4                         110.7
  Other assets                                  299.3                         304.1                         312.7
      Total noninterest-earning assets          594.1                         603.4                         603.8
      Total assets                           $6,653.1                      $6,598.0                      $6,443.8


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                             $  646.0  $  3,482  2.16 %    $  669.2  $  3,563  2.16 %    $  634.8  $  2,621  1.66 %
    Money market deposit accounts               934.6     6,305  2.71       1,010.8     7,095  2.85       1,108.4     6,392  2.31
    Savings accounts                            310.2     1,690  2.19         318.8     1,754  2.23         349.7     1,766  2.03
    Other consumer time deposits              1,849.0    26,090  5.66       1,810.3    23,680  5.30       1,631.8    16,721  4.11
    Public fund certificates of deposits
        of $100,000 or more                     705.9    10,779  6.12         670.5     9,716  5.88         629.5     5,946  3.79
    Certificates of deposits of
      $100,000 or more                          156.0     1,841  4.73         167.2     2,066  5.01         176.5     1,667  3.79
    Foreign time deposits                        31.5       477  6.06          35.5       485  5.54          14.3       143  4.01
      Total interest-bearing deposits         4,633.2    50,664  4.39       4,682.3    48,359  4.19       4,545.0    35,256  3.11
  Short-term borrowings                         270.3     3,722  5.53         169.7     2,089  4.99         171.0     1,359  3.19
  Debt                                            4.8        72  6.01           4.9        74  6.11          27.3       611  8.98
      Total interest-bearing liabilities      4,908.3  $ 54,458  4.45 %     4,856.9  $ 50,522  4.22 %     4,743.3  $ 37,226  3.15 %
Noninterest-bearing liabilities:
  Demand deposits                             1,030.0                       1,026.4                       1,017.2
  Other liabilities                             105.8                         125.4                         135.8
      Total noninterest-bearing liabilities   1,135.8                       1,151.8                       1,153.0
Total shareholders' equity                      609.0                         589.3                         547.5
      Total liabilities and
        shareholders' equity                 $6,653.1                      $6,598.0                      $6,443.8


SPREAD AND NET YIELD
Interest rate spread                                             3.66 %                        3.72 %                        3.89 %
Cost of funds supporting interest-earning assets                 3.52 %                        3.34 %                        2.48 %
Net interest income/margin                             $ 71,126  4.59 %              $ 70,211  4.60 %              $ 68,547  4.56 %

(1) All financial information has been restated for mergers accounted for as poolings of interest.
(2) Based on the statutory income tax rate of 35%.
(3) Excludes unearned income.  Yield computations include nonaccrual loans in loans outstanding.
(4) Yield computations are based on book values of securities available for sale.







TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (1)
Taxable-equivalent basis (2)
                                                    Six Months Ended                       Six Months Ended
                                                      June 30, 1995                          June 30, 1994
(Average balances $ in millions,              Average                               Average
interest $ in thousands)                     Balances    Interest      Rate        Balances    Interest      Rate
ASSETS
Interest-earning assets:
  Loans (3)                                  $3,688.7    $168,445      9.21 %      $3,104.1    $130,709     8.49 %
  Securities available for sale (4)             558.4      18,603      6.66           774.7      19,990     5.16
  Securities held to maturity                 1,830.4      56,358      6.17         1,957.4      53,687     5.50
  Short-term investments                         99.9       2,911      5.88           206.3       3,570     3.49
      Total interest-earning assets           6,177.4    $246,317      8.03 %       6,042.5    $207,956     6.93 %
Reserve for possible loan losses               (150.4)                               (181.8)
Noninterest-earning assets:
  Cash (excluding items in process
    of collection)                              153.8                                 181.7
  Items in process of collection                143.2                                 110.5
  Other assets                                  301.7                                 310.3
      Total noninterest-earning assets          598.7                                 602.5
      Total assets                           $6,625.7                              $6,463.2


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                             $  657.5    $  7,045      2.16 %      $  638.6    $  5,152     1.63 %
    Money market deposit accounts               972.5      13,400      2.78         1,116.6      12,988     2.35
    Savings accounts                            314.5       3,444      2.21           348.0       3,483     2.02
    Other consumer time deposits              1,829.7      49,770      5.49         1,617.7      32,702     4.08
    Public fund certificates of deposits
        of $100,000 or more                     688.3      20,495      6.01           609.7      10,794     3.57
    Certificates of deposits of
      $100,000 or more                          161.6       3,907      4.88           182.3       3,230     3.57
    Foreign time deposits                        33.5         962      5.79            11.7         213     3.67
      Total interest-bearing deposits         4,657.6      99,023      4.29         4,524.6      68,562     3.06
  Short-term borrowings                         220.2       5,811      5.32           166.7       2,541     3.07
  Debt                                            4.8         146      6.07            28.3       1,345     9.58
      Total interest-bearing liabilities      4,882.6    $104,980      4.33 %       4,719.6    $ 72,448     3.10 %
Noninterest-bearing liabilities:
  Demand deposits                             1,028.2                               1,025.9
  Other liabilities                             115.7                                 171.2
      Total noninterest-bearing liabilities   1,143.9                               1,197.1
Total shareholders' equity                      599.2                                 546.5
      Total liabilities and
        shareholders' equity                 $6,625.7                              $6,463.2


SPREAD AND NET YIELD
Interest rate spread                                                   3.70 %                               3.83 %
Cost of funds supporting interest-earning assets                       3.43 %                               2.42 %
Net interest income/margin                               $141,337      4.60 %                  $135,508     4.51 %

(1) All financial information has been restated for mergers accounted for as poolings of interest.
(2) Based on the statutory income tax rate of 35%.
(3) Excludes unearned income.  Yield computations include nonaccrual loans in loans outstanding.
(4) Yield computations are based on book values of securities available for sale.







TABLE 8  -  CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
                                                       Second Quarter 1995 Compared to:
                                           First Quarter 1995                       Second Quarter 1994
                                                    Increase (Decrease) Due to Change In:
                                     Volume         Rate        Total         Volume         Rate        Total
Taxable-equivalent
    interest earned on:
    Loans                           $ 4,186      $   899      $ 5,085        $13,798      $ 5,813      $19,611
    Securities available for sale      (115)         (18)        (133)        (3,240)       2,042       (1,198)
    Securities held to maturity         420        1,458        1,878         (1,423)       3,795        2,372
    Short-term investments           (2,075)          96       (1,979)        (1,495)         521         (974)
          Total                       2,416        2,435        4,851          7,640       12,171       19,811
Interest paid on:
    NOW accounts                       (125)          44          (81)            47          814          861
    Money market
        deposit accounts               (520)        (270)        (790)        (1,084)         997          (87)
    Savings accounts                    (47)         (17)         (64)          (209)         133          (76)
    Other consumer time deposits        513        1,897        2,410          2,444        6,925        9,369
    Public fund certificates of
        deposit of $100,000 or more     528          535        1,063            795        4,038        4,833
    Certificates of deposit
        of $100,000 or more            (135)         (90)        (225)          (209)         383          174
    Foreign deposits                    (56)          48           (8)           234          100          334
    Short-term borrowings             1,360          273        1,633          1,043        1,320        2,363
    Long-term debt                       (1)          (1)          (2)          (385)        (154)        (539)
          Total                       1,517        2,419        3,936          2,676       14,556       17,232
Taxable-equivalent
    net interest income             $   899      $    16      $   915        $ 4,964      $(2,385)     $ 2,579

(1) Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

TABLE 9  -  NONINTEREST INCOME
                                                Three Months Ended                      Six Months Ended
                                                                Percentage                             Percentage
                                          June 30     June 30    Increase        June 30     June 30    Increase
($ in thousands)                            1995        1994    (Decrease)         1995        1994    (Decrease)
Service charges on deposits              $10,210     $10,960        (7)%        $20,615     $21,207        (3)%
Trust fees                                 2,882       3,402       (15)           5,703       6,448       (12)
Other service, collection and
    exchange charges:
    Mortgage loan servicing income         1,958       1,854         6            3,802       3,730         2
    ATM fees                               1,332         618       116            2,354       1,097       115
    Retail investment service income       1,605       1,528         5            3,156       3,293        (4)
    Other                                  2,047       1,292        58            3,456       2,512        38
Total other service, collection
    and exchange charges                   6,942       5,292        31           12,768      10,632        20
Other income:
    Gain on divestiture
         of banking offices                    -           -         -            2,361           -         -
    Gain on sale of business lines         3,064           -         -            3,064           -         -
    Other income                           1,482       2,179       (32)           3,371       5,123       (34)
Total other income                         4,546       2,179       109            8,796       5,123        72
Securities gains (losses), net                 -           -         -                -         185      (100)
    Total Noninterest Income             $24,580     $21,833        13 %        $47,882     $43,595        10 %

TABLE 10  -  NONINTEREST EXPENSE
                                               Three Months Ended                    Six Months Ended
                                                                Percentage                            Percentage
                                         June 30     June 30     Increase    June 30      June 30      Increase
($ in thousands)                           1995        1994     (Decrease)     1995         1994      (Decrease)
Salaries                                 $25,378     $27,393       (7)%      $ 50,483     $ 51,505       (2)%
Benefits                                   4,487       4,739       (5)          9,244        9,986       (7)
    Total staff costs                     29,865      32,132       (7)         59,727       61,491       (3)
Occupancy, net                             6,176       6,177        -          12,105       12,294       (2)
Equipment                                  4,665       3,387       38           8,979        7,035       28
    Total occupancy and equipment         10,841       9,564       13          21,084       19,329        9
Data processing                            4,333       4,980      (13)          9,761       10,131       (4)
Foreclosed property expense, net            (306)       (480)      36            (535)      (4,191)      87
Deposit insurance and
    examination fees                       3,128       3,625      (14)          6,585        7,254       (9)
Postage                                    1,155         911       27           2,409        1,905       26
Stationery and supplies                    1,464       1,283       14           2,949        2,641       12
Telecommunications                         2,102         807      160           3,416        1,519      125
Professional fees                          1,300       3,522      (63)          3,670        5,752      (36)
State taxes on equity                      1,089         743       47           2,178        1,485       47
Advertising and promotional expenses       2,166       1,290       68           3,627        2,548       42
Other                                      6,719       9,060      (26)         12,660       19,881      (36)
    Total Noninterest Expense            $63,856     $67,437       (5)%      $127,531     $129,745       (2)%
Efficiency ratio   (1)                     66.72 %     74.61 %                  67.40 %      72.52 %

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income
    (excluding securities transactions).

TABLE 11  -  QUARTERLY SELECTED CAPITAL RATIOS
                                         June 30      March 31      Dec. 31      Sept. 30     June 30
                                          1995          1995         1994         1994         1994
Hibernia Corporation
   Risk-based capital:
      Tier 1 risk-based capital ratio    14.77 %       15.51 %      15.32 %      15.48 %      15.07 %
      Total risk-based capital ratio     16.05 %       16.79 %      16.61 %      16.77 %      16.37 %
   Leverage ratio                         9.11 %        9.07 %       8.94 %       8.76 %       8.11 %

Hibernia National Bank
   Risk-based capital:
      Tier 1 risk-based capital ratio    14.16 %       14.30 %      14.46 %      14.47 %      14.81 %
      Total risk-based capital ratio     15.44 %       15.59 %      15.75 %      15.76 %      16.11 %
   Leverage ratio                         8.75 %        8.37 %       8.43 %       8.19 %       7.97 %

                                         PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

           (b)      Reports on Form 8-K

                         None

                                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                                     HIBERNIA CORPORATION
                                                           (Registrant)





Date:  August 11, 1995                 By:    /s/ Ron E. Samford, Jr.
                                             -------------------------
                                             Ron E. Samford, Jr.
                                             Executive Vice President and
                                             Controller (principal accounting
                                               officer)