Form 10-Q
period 1995-09-30
HIBERNIA CORP
filed 1995-11-14
CIK 47288

                                           SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549
                                                        FORM 10-Q




                                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995           Commission File Number 1-10294



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


Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                          Outstanding at October 31, 1995
Class A Common Stock, no par value                     119,252,802  Shares

    Consolidated Balance Sheets

    Hibernia Corporation and Subsidiaries                              September 30  December 31 September 30
    Unaudited ($ in thousands)                                             1995         1994         1994
    Assets
      Cash and due from banks                                              $311,749     $380,895     $312,435
      Short-term investments                                                 90,195      205,143       90,404
      Securities available for sale                                         528,547      583,614      707,227
      Securities held to maturity (estimated fair values at
          September 30, 1995, December 31, 1994 and September 30, 1994,
          were $1,674,573, $1,759,679, and $1,816,961, respectively)      1,669,856    1,831,429    1,869,732
      Loans, net of unearned income                                       4,205,114    3,627,663    3,532,636
          Reserve for possible loan losses                                 (151,161)    (152,838)    (161,433)
              Loans, net                                                  4,053,953    3,474,825    3,371,203
      Bank premises and equipment                                           117,450      117,966      118,482
      Customers' acceptance liability                                           115        4,589        9,750
      Other assets                                                          190,581      180,882      188,582
              Total assets                                               $6,962,446   $6,779,343   $6,667,815

    Liabilities
      Deposits:
          Demand, noninterest-bearing                                    $1,077,609   $1,128,091   $1,042,528
          Interest-bearing                                                4,846,254    4,772,902    4,743,180
              Total deposits                                              5,923,863    5,900,993    5,785,708
      Short-term borrowings                                                 238,668      160,218      142,153
      Liability on acceptances                                                  115        4,589        9,750
      Other liabilities                                                     117,898      109,716      133,861
      Debt                                                                    8,837       11,846       10,662
              Total liabilities                                           6,289,381    6,187,362    6,082,134

    Shareholders' equity
      Preferred Stock, no par value:
        Authorized - 100,000,000 shares; issued and
          outstanding - none                                                      -            -            -
      Class A Common Stock, no par value:
        Authorized - 200,000,000 shares; issued 119,297,491,
         119,152,347, and 118,751,365 at September 30, 1995,
         December 31, 1994, and September 30, 1994, respectively            229,051      228,772      228,003
      Surplus                                                               377,940      377,569      376,854
      Retained earnings                                                      80,837       11,996          (64)
      Treasury stock at cost, 300,000 and 200,000 shares at
          December 31, 1994 and September 30, 1994, respectively                  -       (2,414)      (1,620)
      Unrealized gains (losses) on securities available for sale              1,281      (23,942)     (17,492)
      Unearned compensation                                                 (16,044)           -            -
              Total shareholders' equity                                    673,065      591,981      585,681
              Total liabilities and shareholders' equity                 $6,962,446   $6,779,343   $6,667,815

    See notes to consolidated financial statements.

Consolidated Income Statements
Hibernia Corporation and Subsidiaries
                                                  Three Months Ended      Nine Months Ended
                                                     September 30           September 30
Unaudited ($ in thousands, except per share data)    1995      1994         1995      1994
Interest income
    Interest and fees on loans                     $93,784   $75,433     $267,629  $210,975
    Interest on securities available for sale        8,892    11,631       28,193    32,511
    Interest on securities held to maturity         28,413    26,637       86,663    81,907
    Interest on short-term investments               2,225     1,467        5,513     5,205
        Total interest income                      133,314   115,168      387,998   330,598
Interest expense
    Interest on deposits                            53,548    40,692      156,624   112,321
    Interest on short-term borrowings                3,799     1,642        9,615     4,190
    Interest on debt                                   136       648          464     2,414
        Total interest expense                      57,483    42,982      166,703   118,925
Net interest income                                 75,831    72,186      221,295   211,673
    Provision for possible loan losses                   -   (18,993)           -   (18,173)
Net interest income after provision
   for possible loan losses                         75,831    91,179      221,295   229,846
Noninterest income
    Service charges on deposits                     11,425    11,301       32,832    33,251
    Trust fees                                       3,015     3,014        8,718     9,463
    Other service, collection and exchange charges   7,165     5,333       19,934    15,965
    Gain on divestiture of banking offices               -         -        2,361         -
    Gain on sale of business lines                     281         -        3,345         -
    Other operating income                           2,177     3,666        5,814     9,184
    Securities gains (losses), net                     (20)    1,634          (65)    1,824
        Total noninterest income                    24,043    24,948       72,939    69,687
Noninterest expense
    Salaries and employee benefits                  31,801    30,440       94,534    93,957
    Occupancy expense, net                           6,530     6,311       19,089    18,998
    Equipment expense                                5,452     4,001       14,893    11,316
    Data processing expense                          4,340     5,192       14,571    15,688
    Foreclosed property expense, net                  (218)   (1,503)        (775)   (5,722)
    Other operating expense                         15,619    37,344       55,668    82,346
        Total noninterest expense                   63,524    81,785      197,980   216,583
Income before income taxes                          36,350    34,342       96,254    82,950
Income tax expense                                   2,790     3,352        7,148     6,686
Net income                                         $33,560   $30,990      $89,106   $76,264
Net income per share                                 $0.29     $0.26        $0.75     $0.64

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Hibernia Corporation and Subsidiaries
                                        Shares of                                                 Unrealized
                                           Common                                             Gains (Losses)
Nine Months Ended September 30, 1995        Stock    Common           Retained  Treasury      on Securities    Unearned
Unaudited ($ in thousands)            Outstanding     Stock  Surplus  Earnings     Stock  Available for Sale Compensation    Total

Balances at December 31, 1994         118,852,347  $228,772 $377,569   $11,996   ($2,414)           ($23,942)        $ -  $591,981
Net income                                      -         -        -    89,106         -                   -           -    89,106
Issuance of common stock:
   Dividend Reinvestment Plan              88,637       170      477         -         -                   -           -       647
   Stock Option Plan                       40,061        57       97         -        94                   -           -       248
   Retirement Security Plan                62,845         -      (32)        -       512                   -           -       480
   Stock Awards                           264,347        52     (122)        -     1,902                   -           -     1,832
Aquisition of treasury stock              (10,746)        -        -         -       (94)                  -           -       (94)
Purchase of common shares by ESOP               -         -        -         -         -                   -     (16,044)  (16,044)
Cash dividends declared:
   Common ($.18 per share)                      -         -        -   (20,135)        -                   -           -   (20,135)
   By pooled companies prior to merger          -         -        -      (224)        -                   -           -      (224)
Change in unrealized gains (losses) on
   securities available for sale                -         -        -         -         -              25,223           -    25,223
Other                                           -         -      (49)       94         -                   -           -        45
     Balances at September 30, 1995   119,297,491  $229,051 $377,940   $80,837        $-              $1,281    ($16,044) $673,065


                                        Shares of                                                 Unrealized
                                           Common                                             Gains (Losses)
Nine Months Ended September 30, 1994        Stock    Common           Retained  Treasury      on Securities    Unearned
Unaudited ($ in thousands)            Outstanding     Stock  Surplus  Earnings     Stock  Available for Sale Compensation    Total

Balances at December 31, 1993         118,459,820  $227,443 $374,265  ($63,220)      $ -             $13,703       ($400) $551,791
Net income                                      -         -        -    76,264         -                   -           -    76,264
Issuance of common stock:
   Dividend Reinvestment Plan             151,685       291      918         -         -                   -           -     1,209
   Stock Option Plan                       11,954        23       36         -         -                   -           -        59
   Exercise of Purchase Warrants          127,906       246      106         -         -                   -           -       352
   By pooled companies prior to merger          -         -    1,529         -         -                   -           -     1,529
Cash dividends declared:
   Common ($.13 per share)                      -         -        -   (11,536)        -                   -           -   (11,536)
   By pooled companies prior to merger          -         -        -    (1,585)        -                   -           -    (1,585)
Aquisition of Treasury Stock             (200,000)        -        -         -    (1,620)                  -           -    (1,620)
Change in unrealized gains (losses) on
   securities available for sale                -         -        -         -         -             (31,195)          -   (31,195)
Reduction of ESOP commitment                    -         -        -         -         -                   -         400       400
Other                                           -         -        -        13         -                   -           -        13
     Balances at September 30, 1994   118,551,365  $228,003 $376,854      ($64)  ($1,620)           ($17,492)         $-  $585,681

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Nine Months Ended September 30
Unaudited ($ in thousands)                                                   1995         1994

Operating Activities
  Net income                                                                 $89,106       $76,264
  Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for possible loan losses                                        -       (18,173)
         Amortization of intangibles and deferred charges                      2,773        20,666
         Depreciation and amortization                                        13,149        10,621
         Premium amortization, net of discount accretion                       5,430        12,077
         Realized securities (gains) losses, net                                  65        (1,824)
         Gain on sale of assets                                               (1,298)       (5,668)
         Gain on divestiture of banking offices                               (2,361)            -
         Gain on sale of business lines                                       (3,345)            -
         Provision for losses on foreclosed and other assets                     759         1,086
         Increase in deferred income tax asset                               (11,893)      (14,520)
         Decrease (increase) in interest receivable and other assets            (129)        8,894
         Increase (decrease) in interest payable and other liabilities         8,342        (3,968)
       Net Cash Provided By Operating Activities                             100,598        85,455

Investing Activities
  Purchases of securities held to maturity                                  (156,037)     (197,218)
  Purchases of securities available for sale                                 (17,712)     (248,671)
  Proceeds from sales of securities available for sale                        28,433        22,875
  Maturities of securities held to maturity                                  314,960       311,840
  Maturities of securities available for sale                                 66,724       165,378
  Net increase in loans                                                     (820,237)     (553,304)
  Proceeds from sales of loans                                               107,904       213,015
  Purchases of premises, equipment and other assets                          (18,201)      (17,830)
  Proceeds from sales of foreclosed assets                                     5,308        16,372
  Proceeds from divestiture of banking offices, net of $1,069 cash sold      (13,708)            -
  Proceeds from sale of business lines                                       114,865             -
  Proceeds from sales of premises, equipment and other assets                    561            65
       Net Cash Used By Investing Activities                                (387,140)     (287,478)

Financing Activities
  Net increase in domestic deposits                                           65,821        46,793
  Net increase (decrease) in time deposits - foreign office                   (7,007)       17,921
  Net increase (decrease) in short-term borrowings                            79,933       (15,216)
  Payments on debt                                                            (3,009)      (28,036)
  Issuance of common stock                                                     3,207         3,149
  Purchase of common stock by ESOP                                           (16,044)            -
  Dividends paid                                                             (20,359)      (13,121)
  Aquisition of treasury stock                                                   (94)       (1,620)
       Net Cash Provided By Financing Activities                             102,448         9,870
Decrease in Cash and Cash Equivalents                                       (184,094)     (192,153)
  Cash and Cash Equivalents at Beginning of Period                           586,038       594,992
       Cash and Cash Equivalents at End of Period                           $401,944      $402,839

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited


        Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending
December 31, 1995.   For further information, refer to the audited
consolidated financial statements and notes included in Hibernia Corporation's annual report on Form 10-K for the year ended December 31, 1994, and the Registrant's Current Report on Form 8-K dated October 12, 1995.

        Note 2  MERGER AGREEMENTS   Mergers with FNB Bancshares, Inc.
and Bunkie Bancshares, Inc. are pending shareholder and regulatory approvals, and are expected to be consummated in the first quarter of 1996. It is anticipated that these pending mergers will be accounted for as poolings of interests.

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

        At September 30, 1995, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive
Plan and the 1993 Directors' Stock Option Plan totaled 155,897;
697,557;  and 765,000, respectively.

        The table below summarizes the activity in the plans during the third quarter of 1995:

                                                        Incentive            Non-Qualified
                                                        ----------           -------------
        1987 STOCK OPTION PLAN

        Outstanding, June 30, 1995                       190,741               1,367,472
        Granted                                                -                       -
        Canceled                                          (7,500)                 (1,474)
        Exercised                                              -                 (16,089)
                                                         --------              ----------
        Outstanding, September 30, 1995                  183,241               1,349,909
                                                         ========              ==========

        Exercisable, September 30, 1995                  103,385                 971,557
                                                         ========              ==========

                                                        Incentive            Non-Qualified
                                                        ---------            -------------
        LONG-TERM INCENTIVE PLAN

        Outstanding, June 30, 1995                        12,598               3,877,935
        Granted                                                -                   9,600
        Canceled                                               -                (120,637)
        Exercised                                                                (18,000)
        Issuances                                              -                    (600)
                                                          ------               ----------
        Outstanding, September 30, 1995                   12,598               3,748,298
                                                          ======               ==========

        Exercisable, September 30, 1995                        -                 414,039
                                                          ======               ==========


        Non-qualified stock options outstanding at September 30, 1995 in the 1993 Directors' Stock Option Plan totaled 235,000, of which 37,500 were exercisable. There was no activity in this plan for the third quarter of 1995.

        Effective April 1, 1995, the Company instituted an employee stock ownership plan (ESOP) in which substantially all employees can participate. The ESOP is expected to acquire up to $30 million of Hibernia Corporation Class A Common Stock in open-market purchases. At September 30, 1995, $16 million of stock (2,008,588 shares) had been acquired.

        Note 4 PER SHARE DATA Income per common share is based on the weighted average number of shares outstanding of 117,317,895 and 118,038,657  for the three months and nine months ended
September 30, 1995, and 118,643,358   and 118,555,306  for the
three months and nine months ended September 30, 1994. These weighted averages exclude uncommitted shares held by the ESOP.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA (1)
Hibernia Corporation and Subsidiaries
                                                                      Three Months Ended             Nine Months Ended
                                                               September 30 June 30 September 30 September 30 September 30
($ in thousands, except per-share data)                            1995      1995       1994         1995         1994
Interest income                                                   $133,314 $129,892    $115,168      $387,998    $330,598
Interest expense                                                    57,483   56,694      42,982       166,703     118,925
   Net interest income                                              75,831   73,198      72,186       221,295     211,673
Provision for possible loan losses                                       -        -     (18,993)            -     (18,173)
   Net interest income after provision for possible loan losses     75,831   73,198      91,179       221,295     229,846
Noninterest income:
   Noninterest income                                               24,063   25,097      23,314        73,004      67,863
   Securities gains (losses), net                                      (20)     (49)      1,634           (65)      1,824
Noninterest income                                                  24,043   25,048      24,948        72,939      69,687
Noninterest expense                                                 63,524   66,087      81,785       197,980     216,583
   Income before taxes                                              36,350   32,159      34,342        96,254      82,950
Income tax expense                                                   2,790    2,082       3,352         7,148       6,686
   Net Income                                                      $33,560  $30,077     $30,990       $89,106     $76,264
Income per share (2)                                                 $0.29    $0.26       $0.26         $0.75       $0.64
Cash dividends declared per share (2)                                $0.06    $0.06       $0.05         $0.18       $0.13
Average shares outstanding (000s) (2)                              117,318  117,681     118,643       118,039     118,555
Selected Quarter-End Balances (in millions)
Loans                                                             $4,205.1 $3,993.0    $3,532.6
Deposits                                                           5,923.9  5,976.7     5,785.7
Debt                                                                   8.8      9.1        10.7
Equity                                                               673.1    644.6       585.7
Total assets                                                       6,962.4  7,002.6     6,667.8
Selected Average Balances (in millions)
Loans                                                             $4,077.3 $3,929.6    $3,445.6      $3,917.5    $3,308.2
Deposits                                                           5,935.7  5,898.7     5,764.7       5,924.0     5,768.9
Debt                                                                   8.9     10.6        17.2          10.2        29.2
Equity                                                               655.1    628.5       577.4         631.0       566.4
Total assets                                                       7,007.0  6,921.2     6,669.9       6,929.4     6,697.0
Selected Ratios (%)
Return on average assets                                              1.92     1.74        1.86          1.71        1.52
Return on average equity                                             20.49    19.14       21.47         18.83       17.95
Net interest margin (taxable-equivalent)                              4.70     4.62        4.70          4.66        4.60
Efficiency (3)                                                       62.75    66.29       84.44         66.34       76.40
Tier 1 risk-based capital                                            14.72    14.70       15.37
Total risk-based capital                                             15.99    15.98       16.66
Leverage                                                              9.33     9.04        8.69
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

summary

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


THIRD-QUARTER 1995 HIGHLIGHTS

         Hibernia Corporation's third-quarter 1995 results showed a 12% improvement in earnings per share over the third quarter of 1994;
strong loan growth; and improved asset quality and efficiency.

                  Net income totaled $33.6 million ($.29 per share), up 8% from $31.0 million ($.26 per share) in the third quarter of 1994. For the first nine months of 1995, net income totaled $89.1 million ($.75 per share), a 17% increase from $76.3 million ($.64 per share) in the same period of 1994.

                  Returns on assets (ROA) increased to 1.92% for the third quarter of 1995 and 1.71% for the first nine months of 1995 compared to 1.86% and 1.52%, respectively, for the same periods in 1994. Returns on equity (ROE) were 20.49% for the third quarter of 1995 and 18.83% for the first nine months of 1995, while ROE for the comparable periods of 1994 were 21.47% and 17.95%, respectively. On a fully tax-effected basis, ROA would have been 1.31% and ROE would have been 13.98% for the third quarter of 1995.

                  Third-quarter 1995 results improved compared to the same period last year because of a $3.6 million increase in net interest income resulting from higher earning assets and a $3.6 million reduction in FDIC insurance premiums. These positive effects were partially offset by a $1.4 million accrual for an office automation project designed to improve productivity and enhance customer service.

                  Loans grew $672.5 million (19%) from a year ago to $4.2 billion at September 30, 1995. Consumer loans increased $441.6 million (28%) to $2.0 billion and commercial loans grew $230.9 million (12%) to $2.2 billion. Compared to June 30, 1995, loans increased at an annual rate of 21% as consumer loans grew 32% and commercial loans grew 11%.

                  Nonperforming assets declined to $27.6 million, down 43% from a year ago and down 4% from $28.7 million at June 30, 1995. Nonperforming assets as a percentage of loans plus foreclosed assets were reduced to .66%, compared to 1.37% at September 30, 1994 and .72% at June 30, 1995.

                  In October of 1995, Hibernia's board of directors increased the quarterly cash dividend to $.07 per share, a 17% increase per share over the dividend declared in October of 1994.

                  On July 1, Hibernia completed mergers with
                  Progressive Bancorporation, Inc. with total assets of approximately $150 million and the Bank of St. John with total assets of approximately $115 million.


                  Pending merger activity is summarized below:


Assets @ 9/30/95
                       Bank Holding Company / Bank
(millions)                                     Merger Date

                           FNB Bancshares, Inc. /
         $ 51                       First Quarter 1996 *
                                    The First National Bank
                                      of Lake Providence

                           Bunkie Bancshares, Inc. /
         $105                       First Quarter 1996 **
                                    Bunkie Bank & Trust Company

                           *   Estimated.  Pending shareholder approval.
                           **  Estimated.  Pending regulatory and shareholder
                                approval.


FINANCIAL CONDITION:

EARNING ASSETS

         Earning assets averaged $6,535.3 million in the third quarter of 1995, a $302.6 million (5%) increase from the third-quarter 1994 average of $6,232.7 million. For the first nine months of 1995, average earning assets increased $200.9 million (3%) over the comparable period in 1994 to $6,465.1 million. Compared to the third quarter of 1994, average loans increased $631.7 million
(18%), and short-term investments were up $19.3 million (15%), while securities available for sale decreased $197.2 million (27%), and securities held to maturity decreased $151.2 million (8%). For the first nine months of 1995, average loans were up $609.3 million (18%), while securities available for sale decreased $217.0 million (28%), securities held to maturity decreased $129.2 million (7%) and short-term investments decreased $62.2 million (33%). Hibernia has increased its loan portfolio by offering quality service and innovative lending products in existing markets as well as in the markets of merger partners. The sources of funding for the increase in loans have been redeployment from lower-yielding short-term investments, reinvestment of proceeds from maturing securities and increases in deposits and borrowed funds.

         Loans. Average loans for the third quarter of 1995 of $4,077.3 million were up $147.7 million (4%) from the second quarter of 1995 and up $631.7 million (18%) compared to the third quarter of 1994. Average loans increased $609.3 million (18%) in the first nine months of 1995 compared to the same period in 1994.

         Table 1 presents the Company's loan portfolio classified according to industry concentration at September 30, 1995, June 30, 1995, December 31, 1994 and September 30, 1994. Total loans increased $212.1 million (5%) during the third quarter of 1995. Commercial loans increased $61.1 million (3%), while consumer loans increased $151.0 million (8%), primarily due to increases in adjustable-rate residential mortgage loans, indirect lending and direct consumer loans, partially offset by a decrease in student loans as Hibernia substantially completed the sale of its student loan portfolio. Hibernia management determined that student lending was not profitable and began liquidating its student loan portfolio in the second quarter of 1995.

         Compared to September 30, 1994, loans increased $672.5 million (19%). Consumer loans were up $441.6 million (28%), and commercial loans increased $230.9 million (12%). Consumer loans comprised
47.8% of the loan portfolio at September 30, 1995 compared to 44.3% at September 30, 1994. Hibernia's lending strategy is to increase consumer lending while maintaining preeminence in Louisiana commercial lending.




         Securities Available for Sale. Average securities available for sale decreased $197.2 million (27%) from the third quarter of 1994 to $538.4 million. For the nine-month period in 1995 securities available for sale averaged $570.4 million, a $217.0 million (28%) decrease from the comparable period in 1994.
Securities classified as available for sale are primarily mortgage-backed securities.

         Securities Held to Maturity. Average securities held to maturity for the third quarter of 1995 compared to the same period a year ago decreased $151.2 million (8%) to $1,771.2 million. Securities held to maturity for the first nine months of 1995 averaged $1,850.9 million, a $129.2 million (7%) decrease compared to the same period in 1994. The decreases are the result of the reinvestment of principal received from matured securities into higher-yielding loans.

         Short-Term Investments. Average short-term investments (primarily federal funds sold) for the three months ended September 30, 1995, increased $19.3 million (15%) compared to the third quarter of 1994. For the first nine months of 1995 average short-term investments decreased $62.2 million (33%) compared to the same period a year ago as the opportunities for quality loans have continued to increase.






ASSET QUALITY

         Table 2 presents a summary of nonperforming assets at the end of the past five quarters. Table 3 presents a summary of changes in nonperforming loans for the three-month and nine-month periods ended September 30, 1995.

         Nonperforming assets -- which include nonaccrual loans, restructured loans and foreclosed assets -- totaled $27.6 million at September 30, 1995, down 43% compared to $48.7 million at September 30, 1994 and down 4% compared to $28.7 million June 30, 1995. Nonperforming loans, which totaled $19.2 million at September 30, 1995, declined $18.1 million (49%) from a year ago and $1.4 million (7%) from June 30, 1995. Foreclosed assets totaled $8.4 million at September 30, 1995, down $3.0 million (26%) from a year earlier, and up slightly ($.3 million) from June 30, 1995.

         As illustrated in Table 3, $12.1 million of the decline in nonperforming loans in 1995 was due to loans returned to performing status. Also, payments on nonperforming loans totaled $8.6 million. As a percentage of total loans plus foreclosed assets, nonperforming assets at September 30, 1995 improved to .66% from 1.37% a year ago and .72% at June 30, 1995.



         As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it related to in-substance foreclosures, required that a creditor receive physical possession of the collateral. Accordingly, upon adoption, $7.1 million of in-substance foreclosures were transferred from foreclosed assets to nonperforming loans and related loss reserves of $.2 million were transferred to the reserve for possible loan losses. The Company reclassified in-substance foreclosures and related loss reserves for all prior periods to conform to the new classification requirements. At September 30, 1995, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $18.3 million. The related reserve for possible loan losses was $2.0 million. These loans are included in nonaccrual loans in Table 2.

         In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $4.4 million as of September 30, 1995.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

         No provision for possible loan losses was recorded for the third quarter of 1995 or for the first nine months of 1995 compared to negative provisions of $19.0 million and $18.2 million for the same periods in 1994. The absence of a provision thus far in 1995 was the result of continued improvement in asset quality, evidenced by lower levels of nonperforming loans. With the declining level of nonperforming loans and low net charge-offs, the reserve coverage continued to strengthen. The reserve for possible loan losses as a percentage of nonperforming loans increased to 788% at September 30, 1995, compared to 433% a year ago, and 734% at June 30, 1995.

         Net charge-offs totaled less than $.1 million in the third quarter of 1995, compared to net recoveries of $.5 million in the third quarter of 1994. For the nine months ended September 30, net charge-offs totaled $1.7 million in 1995 and $1.1 million in 1994. As a percentage of average loans, annualized net charge-offs were
 .01% for the third quarter of 1995 and .06% for the first nine months of 1995. These percentages compare to net recoveries of
 .05% for the third quarter of 1994 and net charge-offs of .04% for the first nine months of 1994.




         The reserve for possible loan losses totaled $151.2 million, or 3.6% of total loans, at September 30, 1995, compared to $161.4 million, or 4.6%, a year earlier. Even though the reserve for possible loan losses has been declining over the last five quarters, in terms of both dollar amount and as a percentage of loans, the present level is considered adequate to absorb future potential loan losses. In making this determination, management considered the significant improvements in asset quality discussed earlier, and the reduced levels of net loan charge-offs, as well as current economic conditions and market trends. Because factors such as loan growth and the future collectibility of loans are uncertain, the level of future provisions (positive or negative), if any, cannot be predicted. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the three month and nine month periods of 1995 and 1994.


FUNDING SOURCES:

DEPOSITS AND BORROWINGS

         Deposits. Average deposits totaled $5,935.7 million in the third quarter of 1995, a $171.0 million (3%) increase from the third quarter of 1994. Average core deposits were up $122.9 million (3%) due to increases in consumer time deposits, demand deposits and NOW accounts. These increases were partially offset by a moderate decrease in money market deposit accounts as rising rates made these accounts less competitive with other investment products. Hibernia's OneWay certificates of deposit have grown 56% in the last year, totaling $763.4 million at September 30, 1995. These certificates of deposit allow customers a one-time option to adjust the rate to then-current rates at any time during the two-year term. The OneWay CD enabled Hibernia to retain much of the funds leaving money market deposit accounts and attract new funds. Noncore deposits increased $48.1 million (6%) from the third quarter of 1994 as public fund certificates of deposit increased $64.9 million and foreign time deposits increased $19.6 million, while other large denomination certificates of deposits decreased $36.4 million.
         Table 5 presents the composition of average deposits for the third and second quarters of 1995 and the third quarter of 1994.




         Borrowings. Average borrowings (which include federal funds purchased, securities sold under agreements to repurchase and debt) increased $106.1 million to $297.3 million for the third quarter of 1995 compared to the third quarter of 1994. For the first nine months of 1995 average borrowed funds totaled $253.5 million compared to $198.7 million for the first nine months of 1994.

         Short-term borrowings in the third quarter of 1995 increased $114.4 million over the comparable period in 1994 while the increase for the first nine months of 1995 over the same period in 1994 was $73.8 million. A single transaction accounted for almost $40 million of the increase for the quarter and over $13 million of the increase for the nine-month period. This transaction involved an influx of funds that was temporarily placed in short-term investments before being transferred to Hibernia's trust department and reinvested. The remaining increases were primarily the result of growth in cash management products which allow
Hibernia customers to earn interest on idle deposits. Fluctuations in short-term borrowings can also stem from differences in the timing of the expansion of lending opportunities and the growth of other funding sources (deposits and proceeds from maturing securities). The Company's reliance on these funds, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and rate sensitivity. The increases in short-term borrowings were partially offset by decreases in long-term debt totaling $8.3 million for the third quarter of 1995 compared to the same period in 1994 and $19.0 million for the first nine months of 1995 compared to the first nine months of 1994. These reductions reflect the Company's practice of retiring debt acquired through mergers if the terms of such debt are not favorable. The Company's long-term debt at September 30, 1995 is comprised primarily of Federal Home Loan Bank of Dallas advances totaling $7.6 million.


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

         On a limited basis, the Company has entered into interest rate swap, forward and option contracts to hedge interest rate risk on specific assets and liabilities. The total notional amount of these contracts at September 30, 1995 was $10.0 million.
Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled
$273.1 million at September 30, 1995. As of that date, Hibernia had no risk of loss due to interest rate fluctuations.




RESULTS OF OPERATIONS:

NET INTEREST INCOME

         Taxable-equivalent net interest income for the three months ended September 30, 1995, totaled $77.2 million, a $3.6 million increase from the same period in 1994 and a $2.6 million increase from the second quarter of 1995. For the first nine months of 1995, net interest income totaled $225.4 million, up $9.8 million from the comparable period in 1994. Factors contributing to these increases were the positive effect of the change in the mix of earning assets from lower-yielding investments to loans (62.4% of average earning assets in the third quarter of 1995 compared to 55.3% in the third quarter of 1994); the higher value of Hibernia's net noninterest bearing funds (demand deposits, other liabilities and equity, net of nonearning assets) as these funds can earn higher yields in the current interest rate environment; overall growth in earning assets; and higher yields on securities and loans. These factors were partially offset by higher rates paid on deposits and the shift of funds from lower rate money market deposits into certificates of deposit.




         The net interest margin was 4.70% for the third quarter of 1995, unchanged from the third quarter of 1994, and up 8 basis points from the second quarter of 1995. For the nine months ended September 30, the net interest margin was 4.66% in 1995 and 4.60% in 1994. The net interest margin has remained relatively stable over the past five quarters despite pressure on the net interest spread as the value of Hibernia's noninterest-bearing funds has increased in the current rate environment. Table 6 details the net interest margin for the most recent five quarters.

         Table 7 presents an analysis of the Company's taxable-equivalent net interest income and average balance sheets for the three months ended September 30, 1995, June 30, 1995 and September 30, 1994, and for the first nine months of 1995 and 1994. Table 8 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 1995 and the second quarter of 1995 and between the third quarter of 1995 and the third quarter of 1994.


NONINTEREST INCOME

         Noninterest income for the third quarter of 1995 was down $.9 million (4%) to $24.0 million compared to the same period of 1994, while noninterest income for the first nine months of 1995 was up
$3.3 million (5%) to $72.9 million compared to the first nine months of 1994.

         The decrease in noninterest income in the third quarter of 1995 was due to gains recorded in the third quarter of 1994 of $1.6 million from the sale of securities and $1.8 million related to the buy-back of residual balances of loans securitized and sold in 1990. The $3.3 million increase in noninterest income in the first nine months of 1995 compared to the same period of 1994 was due to a $2.4 million gain related to the divestiture of three banking offices in Northwest Louisiana in connection with Hibernia's merger with Pioneer Bancshares Corporation and $3.3 million in gains from the sale of the Company's student loan portfolio and municipal bond administration business. These gains were partially offset by the $3.4 million in gains mentioned above recorded in the third quarter of 1994. The sale of the student loan portfolio and the municipal bond administration business resulted from strategic initiatives designed to focus Hibernia's efforts on businesses in which it enjoys a competitive advantage and which provide acceptable returns on investment.


         Excluding the items mentioned above, noninterest income increased $2.6 million in the third quarter of 1995 over the third quarter of 1994 and increased $.9 million for the first nine months of 1995 compared to 1994. The major categories of noninterest income for the three months and nine months ended September 30, 1995 and the comparable periods in 1994 are presented in Table 9.

         Service charges on deposits increased $.1 million (1%) for the 1995 quarter and decreased $.4 million (1%) for the first nine months of 1995. The value of balances maintained by commercial customers increased in 1995 compared to 1994 due to higher money market rates. Many customers "paid" for Bank services with these balances instead of by payment of fees.

         Trust fees were flat for the third quarter of 1995 compared to the same period in 1994 and were down $.7 million (8%) for the first nine months of 1995, primarily due to the sale of the Bank's municipal bond administration business.

         Other service, collection and exchange fees were up $1.8 million (34%) in the third quarter of 1995 compared to the third quarter of 1994 and up $4.0 million (25%) for the first nine months of 1995 compared to the same period of 1994. The major factors in these increases were significant growth in fees generated by the Bank's upgraded and expanded ATM network and an increase in commissions from the sale of credit insurance products.




         Other income decreased $1.2 million (33%) in the third quarter of 1995 while increasing $2.3 million (25%) for the first nine months of 1995 compared to the same periods in 1994, primarily due to the nonrecurring items mentioned above. In addition, other income increased for the 1995 quarter and nine months due to an increase in gains related to the sale of mortgage loans, partially offset by a decrease in income from computer services provided to third parties as the Company shifts its focus away from this business.

         Securities gains totaled less than $100 thousand in the third quarter and first nine months of 1995, compared to $1.6 million and $1.8 million in gains recorded in the third quarter and first nine months of 1994, respectively.


NONINTEREST EXPENSE

         For the third quarter of 1995, noninterest expense totaled $63.5 million, a $18.3 million (22%) decrease from the third quarter of 1994. For the first nine months of 1995, noninterest expense decreased $18.6 million (9%) compared to the same period in 1994. Excluding a $16.1 million charge in the third quarter of 1994 for the impairment of goodwill associated with mergers consummated in the mid- to late- 1980's, noninterest expense would have been down $2.1 million for the third quarter of 1995 compared to the third quarter of 1994, and down $2.5 million in the first nine months of 1995 compared to the same period in 1994. Noninterest expense for the three months and nine months ended September 30, 1995 and September 30, 1994, is presented by major category in Table 10.

         Staff costs, the largest component of noninterest expense, increased $1.4 million (4%) in the third quarter of 1995 and $.6 million (1%) for the first nine months of 1995 compared to the same periods a year ago. Costs related to the Hibernia employee stock ownership plan (ESOP) which was instituted in the second quarter of 1995, and an increase in Hibernia's contributions to the 401(k) plan were the major factors contributing to these increases. Hibernia's contributions to the plan are made with Hibernia stock as a way of aligning the interests of employees with those of shareholders.




         Equipment expenses increased $1.5 million (36%) in the third quarter of 1995 and $3.6 million (32%) for the first nine months of 1995 compared to the same periods in 1994 due to higher depreciation expenses related to the purchase of computer equipment to facilitate system conversions for acquired banks and to upgrade the Company's teller systems and ATM network.

         Data processing expenses decreased $.9 million (16%) and $1.1 million (7%) in the third quarter of 1995 and the first nine months of 1995, respectively. The decreases are primarily due to lower processing expenses due to Hibernia's conversion to a new data processor.

         Income from foreclosed property, net of expenses, totaled $.2 million in the third quarter of 1995, compared to $1.5 million for the same period a year ago. For the nine month period, income from foreclosed property totaled $.8 million in 1995 and $5.7 million in 1994 as the first quarter of 1994 included significant gains on the sale of several properties included in foreclosed assets.

         Regulatory expenses decreased $3.5 million (100%) in the 1995 quarter compared to 1994 and $4.1 million (37%) in the first nine months of 1995 compared to 1994. Strengthened FDIC reserves recently prompted federal regulators to reduce the deposit-insurance assessment rate that most banks pay by 83%, resulting in a $2.7 million reduction in FDIC premiums expense recorded in the third quarter of 1995. In addition, Hibernia received refunds from June totaling $.9 million.

         Postage rose by more than 25% in both the third quarter and first nine months of 1995 due to increased mailings related to mergers and the postal rate increase which became effective January 1, 1995. Telecommunications expenses increased over 100% in both periods as Hibernia built and outsourced the operation of its own wide area network instead of using the network of its data processing provider. In addition, data line expenses related to its enhanced ATM network also increased telecommunications expenses.

         Professional fees decreased $.1 million (4%) and $1.6 million (19%) in the third quarter of 1995 and the first nine months of 1995, respectively. The 1994 level of professional fees was higher due to merger-related expenses. State taxes on equity increased
$.3 million (42%) in the 1995 quarter compared to 1994 and $1.0 million (45%) in the first nine months of 1995 compared to 1994 due to the increased level of equity.

         Advertising and promotional expenses decreased in the third quarter of 1995 compared to the same period of 1994. In the nine-month period, these expenses increased because of merger-related marketing efforts and a general increase in advertising and product development. The reductions in amortization of intangibles reflect the $16.1 million charge in the third quarter of 1994 for the impairment of goodwill, and the lower amortization expense on the remaining intangibles. Other noninterest expenses decreased $2.6 million (31%) to $5.7 million in the third quarter of 1995 and decreased $8.7 million (33%) for the first nine months of 1995 compared to the same period in 1994.

         The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 62.75% for the third quarter of 1995 compared to 84.44% for the same period in 1994. The ratio for the first nine months of 1995 compared to 1994 showed a similar decline -- to 66.34% from 76.40%.
The improvement in efficiency reflects the writeoff of impaired goodwill in the third quarter of 1994, the nonrecurring income items previously discussed, as well as continued cost control efforts and increases in net interest income and noninterest income.


INCOME TAXES

         The Company recorded provisions for income taxes of $2.8 million in the third quarter of 1995 and $7.1 million in the first nine months of 1995. Provisions recorded in the comparable periods in 1994 were $3.4 million and $6.7 million, respectively. During 1995, the Company recorded federal income taxes at a lower-than-normal effective tax rate due to previously unrecognized deferred tax benefits. Hibernia will recognize federal income tax expense throughout 1995, but at an estimated annual effective tax rate significantly less than the federal statutory tax rate. The deferred tax benefits are expected to be fully recognized by the end of 1995, so that beginning in 1996, the Company's effective tax rate will approach the statutory state and federal tax rates.

         The Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and the Bank are subject to Louisiana state income tax.




CAPITAL

         Shareholders' equity totaled $673.1 million at September 30, 1995, compared to $585.7 million at September 30, 1994. The increase is primarily the result of net income over the most recent 12 months totaling $120.1 million and an $18.8 million decrease in unrealized losses on securities available for sale, partially offset by $26.0 million in dividends and a $16.0 million increase in unearned compensation related to the ESOP instituted on April 1, 1995. Risk-based capital and leverage ratios for the Company and the Bank exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios for the Company and the Bank for the most recent five quarters.


LIQUIDITY

         The loan-to-deposit ratio, one measure of liquidity, was 71.0% at September 30, 1995, 66.8% at June 30, 1995 and 61.1% at
September 30, 1994. This ratio shows that loans are growing faster than deposits and thus necessitates greater reliance on other sources of funds. Although short-term borrowings have increased in the past year, a significant portion of the purchased funds are part of a total customer relationship, and thus is not subject to the same volatility as other sources of noncore funds. A measure of reliance on short-term borrowings and other large liabilities
(such as large-denomination and public fund CD's and foreign deposits) is the large liability dependence ratio. For the third quarter of 1995, 16.31% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) compared to 14.72% for the same period in 1994.

         Management believes that projected liquidity needs can be met by various means, including conversion of short-term investments and assets available for sale to cash, and with deposits generated by Hibernia's extensive retail office network. In addition, the Company's strong financial condition and profitability provide ample access to large-denomination liabilities as a source of liquidity. These include certificates of deposit greater than $100,000 and public funds deposits, as well as funds which can be purchased through the Bank's membership in the Federal Home Loan
Bank of Dallas and from correspondent banks.

    TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
                                   Sept. 30, 1995         June 30, 1995
    ($ in millions)                Loans       %          Loans       %
    Commercial:
      Commercial and
          industrial             $  829.8    19.6 %     $  757.1    18.9 %
      Commercial real estate        470.5    11.2          478.0    12.0
      Services                      334.6     8.0          346.1     8.7
      Health care                   196.7     4.7          216.2     5.4
      Transportation,
          communications
          and utilities             190.2     4.5          158.6     4.0
      Individual                     95.9     2.3           99.1     2.5
      Energy                         79.9     1.9           81.4     2.0
          Total commercial        2,197.6    52.2        2,136.5    53.5
    Consumer:
      Residential mortgages:
          1st mortgages             923.3    22.0          837.2    20.9
          Junior liens               88.4     2.1           86.6     2.2
      Indirect                      627.6    14.9          585.4    14.7
      Revolving credit               86.3     2.1           84.4     2.1
      Student                         1.0       -           22.9     0.6
      Other                         280.9     6.7          240.0     6.0
          Total consumer          2,007.5    47.8        1,856.5    46.5

    Total loans                  $4,205.1   100.0 %     $3,993.0   100.0 %


                                   Dec. 31, 1994          Sept. 30, 1994
                                   Loans       %          Loans       %
     Commercial:
       Commercial and
           industrial            $  652.2    18.0 %     $  662.9    18.8 %
       Commercial real estate       494.5    13.6          539.0    15.3
       Services                     288.6     7.9          287.9     8.1
       Health care                  214.7     5.9          219.3     6.2
       Transportation,
           communications
           and utilities            114.8     3.2           96.7     2.7
       Individual                    97.4     2.7           93.7     2.7
       Energy                        94.2     2.6           67.2     1.9
           Total commercial       1,956.4    53.9        1,966.7    55.7
     Consumer:
       Residential mortgages:
           1st mortgages            725.6    20.0          688.0    19.5
           Junior liens              84.7     2.3           85.2     2.4
       Indirect                     486.0    13.4          452.5    12.8
       Revolving credit              74.6     2.1           71.9     2.0
       Student                       92.7     2.6           79.5     2.3
       Other                        207.7     5.7          188.8     5.3
           Total consumer         1,671.3    46.1        1,565.9    44.3

     Total loans                 $3,627.7   100.0 %     $3,532.6   100.0 %


    TABLE 2  -  NONPERFORMING ASSETS
                                          Sept. 30        June 30        March 31    Dec. 31    Sept. 30
    ($ in thousands)                        1995           1995            1995        1995        1995
    Nonaccrual loans                      $ 19,189       $ 20,602       $ 21,486    $ 21,298     $ 32,569
    Restructured loans                           -              -              -       6,024        4,706
        Total nonperforming loans           19,189         20,602         21,486      27,322       37,275
    Foreclosed assets                        8,420          8,142          8,611       9,147       11,426
        Total nonperforming assets        $ 27,609       $ 28,744       $ 30,097    $ 36,469     $ 48,701
    Accruing loans past due
        90 days or more                   $  2,615       $  4,936       $  3,375    $  4,016     $  2,639
    Reserve for possible loan losses      $151,161       $151,239       $152,658    $152,838     $161,433
    Nonperforming assets as a percentage
        of loans plus foreclosed assets       0.66 %         0.72 %         0.79 %      1.00 %       1.37 %
    Reserve for possible loan losses as a
        percentage of nonperforming loans   787.75 %       734.10 %       710.50 %    559.40 %     433.09 %


    TABLE 3  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
                                        Three Months              Nine Months
                                     Ended September 30       Ended September 30
    ($ in thousands)                   1995       1994          1995       1994
    Nonperforming loans
        at beginning of period      $ 20,602    $ 57,140      $ 27,322   $ 95,258
    Additions                          2,389       3,692        10,920      7,637
    Charge-offs, gross                (2,802)     (3,853)       (9,180)   (10,726)
    Returns to performing status        (338)     (1,041)       (3,850)   (12,390)
    Payments / sales / other            (662)    (18,663)       (6,023)   (42,504)
    Nonperforming loans
        at end of period            $ 19,189    $ 37,275      $ 19,189   $ 37,275



    TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                                 Three Months                  Nine Months
                                               Ended September 30          Ended September 30
    ($ in thousands)                          1995           1994          1995         1994
    Balance at beginning of period          $151,239      $182,321       $152,838     $183,126
    Loans charged off                         (5,071)       (5,510)       (15,805)     (15,162)
    Recoveries                                 4,993         5,961         14,128       14,095
    Net loans charged off                        (78)          451         (1,677)      (1,067)
    Provision for possible loan losses             -       (18,993)             -      (18,173)
    Net activity related to
         in-substance foreclosures                 -        (2,346)             -       (2,453)
    Balance at end of period                $151,161      $161,433       $151,161     $161,433
    Reserve for possible loan losses
        as a percentage of loans                3.59 %        4.57 %         3.59 %       4.57 %
    Annualized net charge-offs as a
        percentage of average loans             0.01 %       (0.05)%         0.06 %       0.04 %

TABLE 5  -  DEPOSIT COMPOSITION
                                Third Quarter 1995          Second Quarter 1995        Third Quarter 1994
                                Average      % of           Average      % of           Average      % of
($ in millions)                 Balances    Deposits        Balances    Deposits        Balances    Deposit
Demand, noninterest-bearing     $1,082.2       18.2 %       $1,068.3       18.1 %       $1,032.3       17.9 %
NOW accounts                       670.3       11.3            667.1       11.3            636.6       11.0
Money market deposit accounts      948.3       16.0            961.3       16.3          1,117.4       19.4
Savings accounts                   341.1        5.7            336.3        5.7            369.3        6.4
Other consumer time deposits     1,992.0       33.6          1,950.0       33.1          1,755.4       30.5
    Total core deposits          5,033.9       84.8          4,983.0       84.5          4,911.0       85.2
Public fund certificates of
    deposit of $100,000 or more    702.3       11.8            705.9       12.0            637.4       11.0
Certificates of deposit of
    $100,000 or more               159.3        2.7            178.3        3.0            195.7        3.4
Foreign time deposits               40.2        0.7             31.5        0.5             20.6        0.4
    Total deposits              $5,935.7      100.0 %       $5,898.7      100.0 %       $5,764.7      100.0 %

TABLE 6  -  NET INTEREST MARGIN              (taxable-equivalent)
                                                   1995                               1994
                                    Third         Second         First         Fourth        Third
                                    Quarter       Quarter       Quarter       Quarter       Quarter
Yield on earning assets               8.19 %        8.14 %        7.98 %        7.63 %        7.43 %
Rate on interest-bearing liabilities  4.43          4.45          4.21          3.77          3.46
   Net interest spread                3.76          3.69          3.77          3.86          3.97
Contribution of
   noninterest-bearing funds          0.94          0.93          0.88          0.80          0.73
   Net interest margin                4.70 %        4.62 %        4.65 %        4.66 %        4.70 %
Noninterest-bearing funds
   supporting earning assets         21.18 %       20.95 %       20.92 %       21.28 %       21.00 %

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (1)
Taxable-equivalent basis (2)
                                               Third Quarter 1995           Second Quarter 1995          Third Quarter 1994
(Average balances $ in millions,             Average                      Average                      Average
interest $ in thousands)                    Balances  Interest   Rate    Balances  Interest   Rate    Balances  Interest   Rate

ASSETS
Interest-earning assets:
  Loans (3)                                 $4,077.3  $ 94,834  9.23 %   $3,929.6  $ 90,633  9.25 %   $3,445.6  $ 76,456   8.81 %
  Securities available for sale (4)            538.4     8,892  6.61        580.5     9,585  6.60        735.6    11,632   6.32
  Securities held to maturity                1,771.2    28,695  6.47      1,909.1    30,407  6.38      1,922.4    26,974   5.60
  Short-term investments                       148.4     2,226  5.95         47.1       670  5.71        129.1     1,467   4.52
      Total interest-earning assets          6,535.3  $134,647  8.19 %    6,466.3  $131,295  8.14 %    6,232.7  $116,529   7.43 %
Reserve for possible loan losses              (151.3)                      (152.8)                      (182.6)
Noninterest-earning assets:
  Cash (excluding items in process
    of collection)                             160.1                        157.8                        179.0
  Items in process of collection               152.4                        144.1                        119.1
  Other assets                                 310.5                        305.8                        321.7
      Total noninterest-earning assets         623.0                        607.7                        619.8
      Total assets                          $7,007.0                     $6,921.2                     $6,669.9


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                            $  670.3  $  3,620  2.14 %   $  667.1  $  3,597  2.16 %   $  636.6  $  2,787   1.74 %
    Money market deposit accounts              948.3     6,222  2.60        961.3     6,460  2.70      1,117.4     7,094   2.52
    Savings accounts                           341.1     1,801  2.09        336.3     1,845  2.20        369.3     1,949   2.09
    Other consumer time deposits             1,992.0    28,867  5.75      1,950.0    27,496  5.66      1,755.4    19,552   4.42
    Public fund certificates of deposits
        of $100,000 or more                    702.3    10,408  5.88        705.9    10,778  6.12        637.4     7,244   4.51
    Certificates of deposits
        of $100,000 or more                    159.3     2,037  5.07        178.3     2,158  4.85        195.7     1,817   3.68
    Foreign time deposits                       40.2       593  5.85         31.5       477  6.06         20.6       249   4.81
      Total interest-bearing deposits        4,853.5    53,548  4.38      4,830.4    52,811  4.39      4,732.4    40,692   3.41
  Short-term borrowings                        288.4     3,799  5.23        270.4     3,724  5.52        174.0     1,642   3.74
  Debt                                           8.9       136  6.03         10.6       159  5.99         17.2       648  14.97
      Total interest-bearing liabilities     5,150.8  $ 57,483  4.43 %    5,111.4  $ 56,694  4.45 %    4,923.6  $ 42,982   3.46 %
Noninterest-bearing liabilities:
  Demand deposits                            1,082.2                      1,068.3                      1,032.3
  Other liabilities                            118.9                        113.0                        136.6
      Total noninterest-bearing liabilities  1,201.1                      1,181.3                      1,168.9
Total shareholders' equity                     655.1                        628.5                        577.4
      Total liabilities and shareholders'
        equity                              $7,007.0                     $6,921.2                     $6,669.9


SPREAD AND NET YIELD
Interest rate spread                                            3.76 %                       3.69 %                        3.97 %
Cost of funds supporting interest-earning assets                3.49 %                       3.52 %                        2.73 %
Net interest income/margin                            $ 77,164  4.70 %             $ 74,601  4.62 %             $ 73,547   4.70 %

(1) All financial information has been restated for mergers accounted for as poolings of interests.
(2) Based on the statutory income tax rate of 35%.
(3) Excludes unearned income.  Yield computations include nonaccrual loans in loans outstanding.
(4) Yield computations are based on book values of securities available for sale.





TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (1)
Taxable-equivalent basis (2)
                                                     Nine Months Ended                          Nine Months Ended
                                                    September 30, 1995                         September 30, 1994
(Average balances $ in millions,              Average                                    Average
interest $ in thousands)                     Balances      Interest      Rate           Balances      Interest    Rate

ASSETS
Interest-earning assets:
  Loans (3)                                  $3,917.5      $270,846      9.24 %         $3,308.2      $213,942     8.65 %
  Securities available for sale (4)             570.4        28,193      6.59              787.4        32,514     5.51
  Securities held to maturity                 1,850.9        87,594      6.31            1,980.1        82,901     5.59
  Short-term investments                        126.3         5,513      5.83              188.5         5,205     3.69
      Total interest-earning assets           6,465.1      $392,146      8.11 %          6,264.2      $334,562     7.14 %
Reserve for possible loan losses               (152.1)                                    (183.8)
Noninterest-earning assets:
  Cash (excluding items in process
    of collection)                              160.6                                      184.8
  Items in process of collection                146.3                                      113.5
  Other assets                                  309.5                                      318.3
      Total noninterest-earning assets          616.4                                      616.6
      Total assets                           $6,929.4                                   $6,697.0


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                             $  676.3      $ 10,903      2.16 %         $  655.1      $  8,229     1.68 %
    Money market deposit accounts               982.6        19,931      2.71            1,138.9        20,452     2.40
    Savings accounts                            340.9         5,552      2.18              373.5         5,755     2.06
    Other consumer time deposits              1,948.2        81,216      5.57            1,719.3        54,032     4.20
    Public fund certificates of deposits
        of $100,000 or more                     693.0        30,904      5.96              619.1        18,038     3.90
    Certificates of deposits
        of $100,000 or more                     175.8         6,563      4.99              196.9         5,352     3.63
    Foreign time deposits                        35.8         1,555      5.81               14.7           463     4.21
      Total interest-bearing deposits         4,852.6       156,624      4.32            4,717.5       112,321     3.18
  Short-term borrowings                         243.3         9,615      5.28              169.5         4,190     3.30
  Debt                                           10.2           464      6.07               29.2         2,414    11.07
      Total interest-bearing liabilities      5,106.1      $166,703      4.36 %          4,916.2      $118,925     3.23 %
Noninterest-bearing liabilities:
  Demand deposits                             1,071.4                                    1,051.4
  Other liabilities                             120.9                                      163.0
      Total noninterest-bearing liabilities   1,192.3                                    1,214.4
Total shareholders' equity                      631.0                                      566.4
      Total liabilities and shareholders'
        equity                               $6,929.4                                   $6,697.0


SPREAD AND NET YIELD
Interest rate spread                                                     3.75 %                                    3.91 %
Cost of funds supporting interest-earning assets                         3.45 %                                    2.54 %
Net interest income/margin                                 $225,443      4.66 %                       $215,637     4.60 %

(1) All financial information has been restated for mergers accounted for as poolings of interests.
(2) Based on the statutory income tax rate of 35%.
(3) Excludes unearned income.  Yield computations include nonaccrual loans in loans outstanding.
(4) Yield computations are based on book values of securities available for sale.



    TABLE 8  -  CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
                                                         Third Quarter 1995 Compared to:
                                               Second Quarter 1995                      Third Quarter 1994
                                                      Increase (Decrease) Due to Change In:
                                       Volume         Rate        Total         Volume         Rate        Total
    Taxable-equivalent
        interest earned on:
        Loans                         $ 3,429      $   772      $ 4,201        $14,551      $ 3,827      $18,378
        Securities available for sale    (695)           2         (693)        (3,237)         497       (2,740)
        Securities held to maturity    (2,227)         515       (1,712)        (2,232)       3,953        1,721
        Short-term investments          1,518           38        1,556            242          517          759
              Total                     2,025        1,327        3,352          9,324        8,794       18,118
    Interest paid on:
        NOW accounts                       17            6           23            154          679          833
        Money market
            deposit accounts              (87)        (151)        (238)        (1,103)         231         (872)
        Savings accounts                   26          (70)         (44)          (149)           1         (148)
        Other consumer time deposits      599          772        1,371          2,880        6,435        9,315
        Public fund certificates of
            deposit of $100,000 or more   (54)        (316)        (370)           794        2,370        3,164
        Certificates of deposit
            of $100,000 or more          (238)         117         (121)          (380)         600          220
        Foreign deposits                  128          (12)         116            280           64          344
        Short-term borrowings             242         (167)          75          1,347          810        2,157
        Debt                              (26)           3          (23)          (229)        (283)        (512)
              Total                       607          182          789          3,594       10,907       14,501
    Taxable-equivalent
        net interest income           $ 1,418      $ 1,145      $ 2,563        $ 5,730      $(2,113)     $ 3,617

    (1) Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.


TABLE 9  -  NONINTEREST INCOME
                                       Three Months Ended                       Nine Months Ended
                                                             Percentage                                Percentage
                                     Sept. 30    Sept. 30     Increase        Sept. 30     Sept. 30     Increase
($ in thousands)                       1995         1994     (Decrease)         1995          1994     (Decrease)
Service charges on deposits          $11,425     $ 11,301         1 %         $ 32,832     $ 33,251        (1)%
Trust fees                             3,015        3,014         -              8,718        9,463        (8)
Other service, collection and
    exchange charges:
    Mortgage loan servicing income     1,877        1,785         5              5,679        5,516         3
    ATM fees                           1,556          954        63              3,910        2,051        91
    Retail investment service income   1,490        1,314        13              4,646        4,607         1
    Other                              2,242        1,280        75              5,699        3,791        50
Total other service, collection
    and exchange charges               7,165        5,333        34             19,934       15,965        25
Other income:
    Gain on divestiture
         of banking offices                -            -         -              2,361            -         -
    Gain on sale of business lines       281            -         -              3,345            -         -
    Other income                       2,177        3,666       (41)             5,814        9,184       (37)
Total other income                     2,458        3,666       (33)            11,520        9,184        25
Securities gains (losses), net           (20)       1,634       N/M                (65)       1,824       N/M
    Total Noninterest Income         $24,043     $ 24,948        (4)%         $ 72,939     $ 69,687         5 %

N/M  =  Not meaningful

TABLE 10  -  NONINTEREST EXPENSE
                                                 Three Months Ended                    Nine Months Ended
                                                                Percentage                            Percentage
                                        Sept. 30     Sept. 30     Increase    Sept. 30     Sept. 30     Increase
($ in thousands)                          1995           1994   (Decrease)      1995           1994   (Decrease)
Salaries                               $ 27,124     $ 25,839        5 %      $ 80,056     $ 78,975        1 %
Benefits                                  4,677        4,601        2          14,478       14,982       (3)
    Total staff costs                    31,801       30,440        4          94,534       93,957        1
Occupancy, net                            6,530        6,311        3          19,089       18,998        -
Equipment                                 5,452        4,001       36          14,893       11,316       32
    Total occupancy and equipment        11,982       10,312       16          33,982       30,314       12
Data processing                           4,340        5,192      (16)         14,571       15,688       (7)
Foreclosed property expense, net           (218)      (1,503)      85            (775)      (5,722)      86
Regulatory expense                           11        3,523     (100)          7,026       11,106      (37)
Postage                                   1,206          968       25           3,614        2,873       26
Stationery and supplies                   1,345        1,768      (24)          4,504        4,617       (2)
Telecommunications                        1,820          903      102           5,236        2,421      116
Professional fees                         2,045        2,135       (4)          6,520        8,088      (19)
State taxes on equity                     1,143          804       42           3,321        2,290       45
Advertising and promotional expenses      1,412        1,441       (2)          5,116        4,081       25
Amortization of intangibles                 928       17,528      (95)          2,780       20,602      (87)
Other                                     5,709        8,274      (31)         17,551       26,268      (33)
    Total Noninterest Expense          $ 63,524     $ 81,785      (22)%      $197,980     $216,583       (9)%
Efficiency ratio   (1)                    62.75 %      84.44 %                  66.34 %      76.40 %

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income
    (excluding securities transactions).

TABLE 11  -  QUARTERLY SELECTED CAPITAL RATIOS
                                        Sept. 30      June 30      March 31     Dec. 31      Sept. 30
                                          1995          1995         1995         1994         1994
Hibernia Corporation
   Risk-based capital:
      Tier 1 risk-based capital ratio    14.72 %       14.70 %      15.38 %      15.25 %      15.37 %
      Total risk-based capital ratio     15.99 %       15.98 %      16.66 %      16.53 %      16.66 %
   Leverage ratio                         9.33 %        9.04 %       8.99 %       8.90 %       8.69 %

Hibernia National Bank
   Risk-based capital:
      Tier 1 risk-based capital ratio    14.42 %       14.23 %      14.36 %      14.38 %      14.60 %
      Total risk-based capital ratio     15.70 %       15.51 %      15.64 %      15.67 %      15.89 %
   Leverage ratio                         9.16 %        8.77 %       8.39 %       8.39 %       8.26 %

                                          PART II.  OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

               (a)       Exhibits

               (b)       Reports on Form 8-K

                         A report on Form 8-K dated October 6, 1995, was filed by the registrant reporting Item 5 Other Events.

                         A report on Form 8-K dated October 12, 1995, was filed by the registrant reporting Item 2 Acquisition of Assets.

                                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                                      HIBERNIA CORPORATION
                                                          (Registrant)





Date:  November 13, 1995                   By:       /s/ Ron E. Samford, Jr.
                                                     -----------------------
                                                     Ron E. Samford, Jr.
                                                     Executive Vice President
                                                     and Controller
                                                    (principal accounting
                                                     officer)