Form 10-K
period 1995-12-31
HIBERNIA CORP
filed 1996-03-27
CIK 47288

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995.  Commission file No. 1-10294

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 1996.

              Class A Common Stock, no par value - $1,256,787,112

          State the aggregate number of shares outstanding of each of the Registrant's classes of common stock as of February 29, 1996.

               Class A Common Stock, no par value - 122,078,331

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant's definitive proxy statement, which was filed on March 18, 1996, are incorporated by reference into Part III of this Report.

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

PART II
Item 5      Market of the Registrant's Common Equity and Related
                  Stockholder Matters                                      ***
Item 6      Selected Financial Data                                        ***
Item 7      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      ***
Item 8      Financial Statements and Supplementary Data                    ***
Item 9      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                     None

PART III(1)
Item 10     Directors and Executive Officers of the Registrant
Item 11     Executive Compensation
Item 12     Security Ownership of Certain Beneficial Owners and Management
Item 13     Certain Relationships and Related Transactions

PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
            (a)  Financial Statements
                    Report of Independent Auditors'                        ***
                    Hibernia Corporation and Subsidiary:
                        Consolidated Balance Sheets - December 31,
                          1995 and 1994                                    ***
                        Consolidated Income Statements - Years
                          Ended December 31, 1995, 1994 and 1993           ***
                        Consolidated Statements of Changes in
                          Shareholders' Equity - Years Ended
                          December 31, 1995, 1994 and 1993                 ***
                        Consolidated Statements of Cash Flows -
                          Years Ended December 31, 1995, 1994
                          and 1993                                         ***
                        Notes to Consolidated Financial Statements         ***
            (b)   Reports on Form 8-K                                       **
                        Item 2 Other Event      October 12, 1995

            (c)   Exhibits                                                  **

* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.

** Reports on Form 8-K and Exhibits have been separately filed with the Commission.

*** This information is included in Ex-13.

(1) The material required by Items 10 through 13 is incorporated by reference to the Company's definitive Proxy Statement pursuant to Instruction G of Form
10-K. The Company filed a definitive Proxy Statement with the Commission on March 18, 1996, however, the "Report of Executive Compensation Committee" and the "Performance Graph" contained therein are not incorporated herein by reference.

PART  I


ITEM 1.  BUSINESS

      Hibernia Corporation ("Company") is a bank holding company organized in 1972 and, as of December 31, 1995, was the second-largest bank holding company in Louisiana with assets of $7.2 billion and deposits of $6.1 billion. Hibernia National Bank, the Company's sole bank subsidiary ("Bank") was chartered in 1933 and at December 31, 1995 had 160 banking locations throughout Louisiana. In addition to Hibernia National Bank, the Company also owns Zachary Taylor Life Insurance Company. This wholly owned subsidiary is currently inactive, and the Company has an agreement with the Federal Reserve Bank whereby the Company will not actively operate this subsidiary as an insurance company without Federal Reserve Board approval.
      During 1995, the Company completed mergers with four institutions with combined assets of $447 million and 19 offices. Since the beginning of 1994, mergers have been completed with 10 institutions with combined assets of $1.8 billion and 64 offices. Two additional mergers with combined assets of $160 million and 5 offices were completed in January 1996. All mergers completed to date have been accounted for as poolings of interests.
      The Bank offers a broad array of financial products and services, including retail, commercial, international, mortgage and private banking; leasing; corporate finance; treasury management and trust. Through its wholly owned subsidiaries, the Bank also provides retail and discount brokerage services and alternative investments, including mutual funds and annuities.
      The Bank's corporate finance area provides financial risk management products and advisory services to its customers. These products are designed to assist customers in managing their exposure in the areas of interest rate, currency and commodity risks. The Bank also offers repurchase agreements, bankers acceptances, Eurodollar deposits, safekeeping of securities, U.S. Government and Government agency obligations, tax-free municipal obligations, reverse repurchase agreements, letters of credit, and collection and foreign exchange transactions. At December 31, 1995, the Bank performed mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments, for over 34,000 residential loans.
      The trust division of the Bank offers a variety of agency, fiduciary, investment advisory, employee benefit and custodial services. Through Tower Investors, Inc., its wholly-owned subsidiary, the Bank sells fixed and variable annuities in retail markets. The Bank also provides retail and discount brokerage services through its wholly-owned subsidiary, Hibernia Investment Securities, Inc. ("HISI"). HISI is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.


COMPETITION

      The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks for deposits, loans, and trust accounts and with savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Louisiana, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services.





SUPERVISION AND REGULATION

      The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank Holding Company Act of 1956 ("BHCA") and to supervision by the Board of Governors of the Federal Reserve system ("FRB"). The BHCA requires the Company to obtain the prior approval of the FRB for bank acquisitions, limits the acquisition of shares of out-of-state banking organizations unless permitted by state law and prescribes limitations on the nonbanking activities of the Company. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC").
      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") further expanded the regulatory and enforcement powers of bank regulatory agencies. Among the significant provisions of FDICIA is the requirement that bank regulatory agencies prescribe standards relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. FDICIA mandates annual examinations of banks by their primary regulators.
      The banking industry is affected by the policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.
      HISI is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions through the Deputy Commissioner of Securities.
      Zachary Taylor Life Insurance Company is regulated by the Louisiana Commissioner of Insurance.

LOAN PORTFOLIO

     The amounts and percentages of loans outstanding by type are as follows:

                                                                          December 31
($ in thousands)                      1995               1994               1993                1992               1991
                                 ---------------    ---------------   ----------------     ---------------   ----------------

                                           % of               % of               % of                % of               % of
                                  Amount   Total     Amount   Total     Amount   Total      Amount   Total     Amount   Total
                                 ---------------    ---------------   ----------------     ---------------   ----------------
Commercial, financial
  and agricultural              $1,217,365   27 %    $902,926   25 %    $752,324   23 %     $844,302   26 %  $1,227,423   27 %

Real estate - construction          20,437    1        45,082    1        39,510    1         24,444    1        77,964    2

Real estate - mortgage           2,048,056   46     1,757,933   48     1,718,335   54      1,768,882   55     2,341,718   51

Consumer                         1,077,139   24       821,602   23       596,956   19        493,819   16       844,561   19

All other                          106,436    2       100,120    3        94,295    3         52,748    2        70,364    1

                                $4,469,433  100 %  $3,627,663  100 %  $3,201,420  100 %   $3,184,195  100 %  $4,562,030  100 %


SELECTED LOAN MATURITIES

     The following table shows selected categories of loans outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to thier interest sensitivity.

                                                                    Maturing
                                                         After One
                                         Within         But Within           After
($ in thousands)                        One Year        Five Years         Five Years          Total

Commercial, financial and
  agricultural                           $461,133          $509,086          $247,146        $1,217,365

Real estate - construction                 19,649               611               177            20,437

                                         $480,782          $509,697          $247,323        $1,237,802

                                                                               Interest Sensitivity
                                                                             Fixed           Variable
                                                                              Rate             Rate

Due after one but within five years                                           $97,982          $411,715

Due after five years                                                           42,809           204,514

                                                                             $140,791          $616,229


SUMMARY OF LOAN LOSS EXPERIENCE

     The following is a summary of activity in the reserve for possible loan losses:


                                                         Year Ended December 31
($ in thousands)                     1995         1994         1993         1992         1991


Balance of reserve for
  possible loan losses
  at beginning of period           $152,838     $183,127     $208,575     $232,054     $178,577

Addition due to bank
  acquisition                             -            -          359            -            -

Loans charged off:
  Commercial, financial,
    and agricultural                 (5,606)      (7,142)     (12,310)     (38,573)     (43,901)
  Real estate-construction               (7)         (54)        (265)      (1,555)      (6,513)
  Real estate-mortgage               (4,722)     (11,283)     (11,698)     (36,368)     (71,725)
  Consumer                          (13,655)     (11,719)     (17,810)     (20,650)     (20,249)
  All other                              (5)          (1)           -         (311)        (639)
    Total loans charged
      off                           (23,995)     (30,199)     (42,083)     (97,457)    (143,027)
Recoveries of loans
  previously charged off:
  Commercial, financial,
    and agricultural                  7,831        7,050        6,966        6,770        3,397
  Real estate-construction              235           97          176          246           55
  Real estate-mortgage                4,992        6,871        7,646        5,771        3,705
  Consumer                            4,685        3,891        4,670        4,720        4,462
  All other                              99           70           64          420           15
    Total recoveries                 17,842       17,979       19,522       17,927       11,634
Net loans charged off                (6,153)     (12,220)     (22,561)     (79,530)    (131,393)

 Additions to reserve
  charged to operating
  expense                                 -      (18,069)      (3,246)      71,557      184,870

Reduction due to sale
  of subsidiary bank                      -            -            -      (15,506)           -

Balance at end of period           $146,685     $152,838     $183,127     $208,575     $232,054

Ratio of net charge-offs
  to average loans outstanding         0.15%        0.36%        0.73%        2.11%        2.40%

ALLOCATION OF RESERVE FOR LOAN LOSSES

     The reserve for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. See "Reserve and Provision for Possible Loan Losses" in Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report to Shareholders for a discussion of the factors which influence management's judgement in determining the adequacy of the reserve for possible loan losses.



($ in thousands)                          1995          1994         1993           1992          1991

Reserve at end of period:
   Commercial, financial and
      agricultural                       $30,595       $41,212       $56,082       $53,898       $79,952
   Real estate-construction                  268           977         1,099           946         5,272
   Real estate-mortgage                   36,722        53,627        73,843        65,874        82,770
   Consumer                               33,400        20,322        18,303        21,757        20,729
   Not allocated                          45,700        36,700        33,800        66,100        43,331

                                        $146,685      $152,838      $183,127      $208,575      $232,054



MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

     The following table shows large denomination certificates of deposit as of December 31, 1995 by remaining maturity.


($ in thousands)                     Domestic        Foreign

3 months or less                      $578,801       $45,466
Over 3 months through 6 months         160,250             -
Over 6 months through 12 months         87,245             -
Over 12 months through 5 years          42,574             -
Over 5 years                            10,941             -

         Total                        $879,811       $45,466


SHORT-TERM BORROWINGS

     The following table summarizes pertinent data related to federal funds purchased and securities sold under agreements to repurchase for 1995, 1994 and 1993. Funds purchased and securities sold under agreements to repurchase generally mature within one to 14 days from the transaction date.


($ in thousands)                                        1995              1994              1993

Outstanding at December 31                           $272,947          $160,218          $157,369

Maximum month-end outstandings                        353,227           198,007           161,114

Average daily outstandings                            251,506           165,713           139,074

Average rate during year                                  5.3%              3.5%              2.9%

Average rate at year end                                  4.8%              4.4%              2.9%



CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME

     The following analysis details the changes in taxable equivalent net interest income by volume and rate for 1995 compared to 1994 and 1994 compared to 1993:

CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
                                     1995 Compared to 1994          1994 Compared to 1993
                                               Increase (Decrease) Due to Change In:
($ in thousands)                     Volume     Rate    Total     Volume      Rate    Total

Taxable-equivalent
    interest earned on:
    Loans                         $  59,179 $ 17,188 $ 76,367   $ 24,374 $     448 $ 24,822
    Securities available for sale   (11,591)   6,038   (5,553)    (1,169)   (4,013)  (5,182)
    Securities held to maturity      (9,788)  14,027    4,239      7,003    (3,537)   3,466
    Short-term investments           (3,203)   2,630     (573)    (6,178)    2,718   (3,460)
        Total                        34,597   39,883   74,480     24,030    (4,384)  19,646

Interest paid on:
    NOW accounts                     (1,476)   2,727    1,251        836       379    1,215
    Money market deposit accounts    (1,441)   1,423      (18)       (10)      312      302
    Savings                            (623)     264     (359)       335      (359)     (24)
    Other consumer time              10,090   23,824   33,914      1,093     5,504    6,597
    Public fund certificates of
        deposit of $100,000 or more   3,344   11,561   14,905        221     5,606    5,827
    Certificates of deposit
        of $100,000 or more            (779)   2,268    1,489       (302)      870      568
    Foreign deposits                    998      226    1,224        524       121      645
    Short-term borrowings             3,781    3,716    7,497        851       918    1,769
    Debt                             (1,175)    (826)  (2,001)    (1,309)     (503)  (1,812)
        Total                        12,719   45,183   57,902      2,239    12,848   15,087
Taxable-equivalent
    net interest income           $  21,878 $ (5,300)$ 16,578   $ 21,791 $ (17,232)$  4,559

(1) Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Consolidated Average Balances, Interest and Rates
Hibernia Corporation and Subsidiaries

Taxable-equivalent basis (1)                           1995                          1994                           1993
(Average balances $ in millions,           Average                         Average                        Average
interest $ in thousands)                   Balance   Interest  Rate        Balance  Interest Rate         Balance  Interest Rate

ASSETS
Interest-earning assets:
  Loans  (2)                              $4,024.7   $370,938  9.22 %    $3,374.9  $294,571   8.73 %    $3,095.7  $269,749   8.71 %
  Securities available for sale (3)          569.7     37,559  6.59         755.1    43,112   5.71         774.2    48,294   6.24
  Securities held to maturity              1,780.1    113,411  6.37       1,945.8   109,172   5.61       1,822.4   105,706   5.80
  Short-term investments                     114.7      6,706  5.85         180.9     7,279   4.02         350.3    10,739   3.07
      Total interest-earning assets        6,489.2   $528,614  8.15 %     6,256.7  $454,134   7.26 %     6,042.6  $434,488   7.19 %
Reserve for possible loan losses            (151.7)                        (177.6)                        (205.0)
Noninterest-earning assets:
  Cash and due from banks                    155.0                          180.6                          157.3
  Items in process of collection             147.9                          117.5                          114.0
  Other assets                               309.9                          314.7                          331.2
      Total noninterest-earning assets       612.8                          612.8                          602.5
      Total assets                        $6,950.3                       $6,691.9                       $6,440.1

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW accounts                          $  573.7   $ 12,614  2.20 %    $  651.9  $ 11,363   1.74 %    $  603.5  $ 10,148   1.68 %
    Money market deposit accounts          1,073.1     27,980  2.61       1,129.8    27,998   2.48       1,130.2    27,696   2.45
    Savings accounts                         339.9      7,345  2.16         369.1     7,704   2.09         353.4     7,728   2.19
    Other consumer time deposits           1,955.5    109,816  5.62       1,742.3    75,902   4.36       1,715.5    69,305   4.04
    Public fund certificates of deposit
        of $100,000 or more                  692.1     40,892  5.91         619.1    25,987   4.20         612.4    20,160   3.29
    Certificates of deposit
        of $100,000 or more                  175.2      8,847  5.05         194.3     7,358   3.79         203.1     6,790   3.34
    Foreign time deposits                     35.1      2,018  5.75          17.1       794   4.65           5.0       149   2.98
      Total interest-bearing deposits      4,844.6    209,512  4.32       4,723.6   157,106   3.33       4,623.1   141,976   3.07
  Short-term borrowings                      251.5     13,309  5.29         165.7     5,812   3.51         139.1     4,043   2.91
  Debt                                         9.8        594  6.05          24.7     2,595  10.49          36.7     4,407  12.00
      Total interest-bearing liabilities   5,105.9   $223,415  4.38 %     4,914.0  $165,513   3.37 %     4,798.9  $150,426   3.13 %
Noninterest-bearing liabilities:
  Demand deposits                          1,078.2                        1,049.6                          969.4
  Other liabilities                          121.7                          155.4                          163.5
      Total noninterest-bearing
        liabilities                        1,199.9                        1,205.0                        1,132.9
Total shareholders' equity                   644.5                          572.9                          508.3
      Total liabilities and
              shareholders' equity        $6,950.3                       $6,691.9                       $6,440.1

SPREAD AND NET YIELD
Interest rate spread                                           3.77 %                         3.89 %                         4.06 %
Cost of funds supporting interest-earning assets               3.45 %                         2.65 %                         2.49 %
Net interest income/margin                           $305,199  4.70 %              $288,621   4.61 %              $284,062   4.70 %

(1) Based on the statutory income tax rate of 35%.
(2) Excludes unearned income. For purposes of yield computations, nonaccrual loans are included in loans outstanding.
(3) Yield computations are based on carrying values of securities available for sale.

ITEM 2.  PROPERTIES

      The Company's executive offices are located in downtown New Orleans, Louisiana, in the downtown branch office of the Bank. The Company leases its main office building and operations center under the terms of sale/leaseback agreements. The Company and the Bank consider all properties owned or leased to be suitable and adequate for their intended purposes and consider the terms of existing leases to be fair and reasonable.
      On December 31, 1995 the Bank reported miscellaneous property with a net book value of $8,159,000. The properties include properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and duplicate or excess bank owned premises. See "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report for a further discussion of these properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and the Bank are parties to certain pending legal proceedings arising from matters incidental to their business. Management and counsel are of the opinion that these actions will not have a material effect on the financial condition or results of operations of the Company.




ITEM X. IDENTIFICATION OF EXECUTIVE OFFICERS

      Each executive officer of the Company and the Bank holds his position until the earlier of (a) his removal or resignation from office, (b) his successor is appointed by the Board of Directors or (c) such time that the Board no longer deems his position to be that of an executive officer.

      J. HERBERT BOYDSTUN, 50, Regional Chairman, Southcentral/Northeast Louisiana of the Company and the Bank, assumed those positions in 1995. Mr. Boydstun also serves as a director of the Company and the Bank. Mr. Boydstun previously served as Chairman, Northeast Region of the Company and the Bank, from August 1994 until 1995. Mr. Boydstun joined the Company in August 1994 following the merger of First Bancorp of Louisiana, Inc., a bank holding company headquartered in West Monroe, Louisiana, with and into the Company, where he served as President of First Bancorp and as Chairman and Chief Executive Officer of First National Bank of West Monroe, the national banking subsidiary of First Bancorp from 1982 to 1994.

      E. R. "BO" CAMPBELL, JR., 54, Regional Chairman, Northwest Louisiana of the Company and the Bank, is responsible for the operations of the Bank in Northwest Louisiana, particularly Shreveport and the surrounding communities. Mr. Campbell also serves as a director of the Company and the Bank. Mr. Campbell assumed his position at the Bank in January 1995 following the merger of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport, Louisiana, with and into the Company. Mr. Campbell served from 1992 to 1994 as Chairman of the Board of Pioneer Bancshares and as President from 1977 to 1992 and as Chairman from 1992 to 1994 of its Louisiana banking subsidiary, Pioneer Bank & Trust Company.

      ROBERT W. CLOSE, 53, Regional Chairman, Southeast Louisiana of the Company and the Bank and Treasurer and Chief Financial Officer of the Company, is responsible for the operations of the Bank in the Greater New Orleans area, as well as for product management and delivery systems statewide. Mr. Close, who also supervises the investment division of the Bank, has been employed by the Company and/or its subsidiaries since 1976, serving as an Executive Vice President of the Bank since 1987. He assumed the position of Chief Financial Officer and Treasurer of the Company in August 1991 and the position of Senior Executive Vice President and Chairman of the Greater New Orleans Region in August 1994. Mr. Close's title was changed to Regional Chairman, Southeast Louisiana in March 1996.

      K. KIRK DOMINGOS III, 54, Senior Executive Vice President/Support Services of the Company and the Bank, is responsible for the overall administrative functions of the Bank. Mr. Domingos has been employed by the Company and/or its subsidiaries since August 1975 and assumed the position of Executive Vice President and Administrative Executive of the Bank in August 1991 and the position of Senior Executive Vice President in August 1994.

      B.D. FLURRY, 54, serves as President, Shreveport/Bossier for the Company and the Bank, a position he has held since January 1995. Prior to joining Hibernia, Mr. Flurry served as President (from 1991 through 1994) of Pioneer Bank & Trust Company, a subsidiary of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport that merged into Hibernia in January 1995.

      STEPHEN A. HANSEL, 48, serves as President and Chief Executive Officer of the Company and the Bank, which positions he assumed in March 1992. Mr. Hansel also serves as a director of the Company and the Bank. Prior to joining the Company, Mr. Hansel was Chief Financial Officer of Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida, which position he held since 1982.

      RUSSELL S. HOADLEY, 51, serves as Executive Vice President/Employee and Public Relations for the Company and the Bank, a position he assumed in 1994. From the time he joined the Company in July 1993 until this promotion, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company. Prior to joining the Company, Mr. Hoadley served as Vice President Director of Corporate Communications for Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida, which position he held from 1988 to June 1993.

      SCOTT P. HOWARD, 48, serves as Senior Executive Vice President/Arena Executive for Commercial Banking for the Company and the Bank and has served in the position since March 1996. From May 1992 until that time, Mr. Howard served as Executive Vice President/Corporate and International Banking for the Bank. Prior to joining Hibernia in 1992, Mr. Howard served as Chief Operating Officer of Smile, Inc., a New York-based computer-based information service during 1991 and as President of GHM Architectural Aluminum, Inc., a New York-based manufacturer of high-design aluminum door frames. From 1982 until 1990, Mr. Howard served as a Vice President of J.P. Morgan in several commercial and investment banking positions, including Corporate Financial Advisor to U.S. Eastern Banks from 1989 to 1990.

      JAMES E. O'BRIEN, 51, serves as Executive Vice President/Planning and Performance Analysis for the Company and the Bank, a position which he assumed in August 1994. From 1992 to 1994, Mr. O'Brien served as Senior Vice President and General Auditor for the Bank. Prior to joining the Bank, Mr. O'Brien served as Vice President and Regional Director of Credit Quality for Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida, in 1991 and 1992. He served as President of O'Brien Consulting, Inc., a bank consulting firm based in Jacksonville, Florida, in 1991. In March 1996 Mr. O'Brien resigned his position with the Company and the Bank.

      GERALD F. PAVLAS, 46, serves as Executive Vice President/Commercial Real Estate, Commercial Finance and Leasing Products for the Company and the Bank, a position which he assumed in August 1994. Mr. Pavlas served as Chief Credit Officer of the Bank from 1992 to 1994. Prior to 1992, Mr. Pavlas served as Senior Vice President of the Bank and Hibernia National Bank in Texas, a former subsidiary of the Registrant, as manager of Credit Risk Management from August 1990 to May 1992 and as Manager, at the Texas Bank, of Loan control from January 1990 through August 1990. Prior to joining Hibernia, Mr. Pavlas served as Executive Vice President and Chief Credit Officer of BancTEXAS Group, Inc., a bank holding company headquartered in Dallas, Texas from 1988 to 1990 and as Executive Vice President and Manager of the Special Assets Division for that bank from 1987 to 1988.

      KENNETH A. RAINS, 46, serves as Executive Vice President and Trust Group Executive of the Company and the Bank, positions which he has held since March 1993. Mr. Rains has been employed by the Registrant and/or its subsidiaries in various capacities in the trust department since 1983, most recently as Senior Vice President and Manager of the Trust Division from December 1991 to March 1993.

      RONALD E. SAMFORD, JR., 43, serves as Executive Vice President and Controller of the Company and the Bank and Chief Accounting Officer of the Company, which positions he has held since November 1992. Prior to joining Hibernia, Mr. Samford served as the Senior Vice President and Chief Accounting Officer of Team Bank, a bank headquartered in Forth Worth, Texas from August 1990 to November 1992 and as Senior Audit Manager of Price Waterhouse, a public accounting firm, from 1986 to 1990.

      JOHN E. SMITH, 46, serves as Executive Vice President and Retail Banking Executive of the Company and the Bank, which positions he has held since September 1991. Mr. Smith has been employed by the Registrant and/or its subsidiaries in various capacities since 1981, most recently as Senior Vice President and Manager of the Consumer Banking Division of the Texas Bank from 1989 until 1991, Senior Vice President and Manager of the Dealer Services Division of Hibernia from 1987 to 1989, and Vice President and Manager of the Corporate Banking Division of Hibernia from 1986 to 1987.


      RICHARD L. "IKE" STAGE, 51, serves as Senior Executive Vice President for the Company and the Bank, positions which he assumed in March 1996. Prior to joining the Company, Mr. Stage served as Executive Vice President and
Director of Community Banking (from 1994-95) and as Executive Vice President and Director of Complimentary Delivery Systems (from 1991-93) for Huntington National Bank, a national bank headquartered in Columbus, Ohio. During 1994 and 1995, Mr. Stage served as an Executive Vice President and the head of retail banking for Huntington Bancshares, the parent holding company of Huntington Bank.

      RICHARD G. WRIGHT, 46, serves as Senior Executive Vice President and Chief Credit officer of the Company and the Bank, a position which he assumed in March 1996. From August 1994 until that time, Mr. Wright served as Executive Vice President/Credit Policy and Analysis of the Bank, and he served as Senior Vice President in the Credit and Asset Quality area of the Bank from the time he joined the Company in May 1992 until August 1994. Prior to joining the Company, Mr. Wright served as President and Chief Operating Officer for ACTION, Inc., a manufacturer of western saddles and tack, headquartered in McKinney, Texas.

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

                              HIBERNIA CORPORATION
                                 (Registrant)




                              /s/ Stephen A. Hansel
                              Stephen A. Hansel, President and
                              Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.





/s/ Robert W. Close                       /s/ Ronald E. Samford, Jr.
Robert W. Close, Treasurer               Ronald E. Samford, Jr., Controller
(principal financial officer)            (principal accounting officer)


W. James Amoss, Jr.*, Director           Elton R. King*, Director
Robert H. Boh*, Director                 Sidney W. Lassen*, Director
J. Herbert Boydstun*, Director           Donald J. Nalty*, Director
J. Terrell Brown*, Director              William C. O'Malley*, Director
E. R. "Bo" Campbell*, Director           Robert T. Ratcliff*, Director
Richard W. Freeman, Jr.*, Director       Duke Shackelford*, Director
Robert L. Goodwin*, Director             James H. Stone*, Director
Stephen A. Hansel*, Director             Janee M. Tucker*, Director
Dick H. Hearin*, Director                Virginia E. Weinmann*, Director
Robert T. Holleman*, Director            E.L. Williamson*, Director
Hugh J. Kelly*, Director                 Robert E. Zetzmann*, Director



*By:   /s/ Patricia C. Meringer
      Patricia C. Meringer
      Attorney-in-fact