Form 10-Q
period 1996-03-31
HIBERNIA CORP
filed 1996-05-15
CIK 47288

                     HIBERNIA CORPORATION
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                           FORM 10-Q




           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996              Commission File Number 1-10294



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


             Class                             Outstanding at April 30, 1996
Class A Common Stock, no par value                   122,103,079 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                              March 31    December 31      March 31
Unaudited ($ in thousands)                                             1996           1995          1995
Assets
  Cash and due from banks                                          $304,674       $384,307      $298,126
  Short-term investments                                            242,484         91,003       111,513
  Securities available for sale                                   1,996,905      2,163,123       611,049
  Securities held to maturity (estimated fair value
      at March 31, 1995 was $1,968,280)                                   -              -     1,998,660
  Loans, net of unearned income                                   4,754,917      4,533,822     3,852,738
      Reserve for possible loan losses                             (144,913)      (147,678)     (153,777)
          Loans, net                                              4,610,004      4,386,144     3,698,961
  Bank premises and equipment                                       118,772        120,339       121,410
  Customers' acceptance liability                                       202              -         2,850
  Other assets                                                      201,567        197,619       184,736
          Total assets                                           $7,474,608     $7,342,535    $7,027,305

Liabilities
  Deposits:
      Demand, noninterest-bearing                                $1,118,755     $1,187,993    $1,082,011
      Interest-bearing                                            5,202,369      5,041,682     4,990,333
          Total deposits                                          6,321,124      6,229,675     6,072,344
  Short-term borrowings                                             285,562        258,532       193,123
  Liability on acceptances                                              202              -         2,850
  Other liabilities                                                 121,675        112,942       105,415
  Debt                                                                7,063          8,667        10,871
          Total liabilities                                       6,735,626      6,609,816     6,384,603

Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; issued and
      outstanding - none                                                  -              -             -
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 122,081,581,
     122,074,527 and 122,020,147 at March 31,
     1996, December 31, 1995 and March 31,
     1995, respectively                                             234,396        234,383       234,279
  Surplus                                                           375,513        375,544       374,980
  Retained earnings                                                 137,096        120,803        42,930
  Treasury stock at cost, 17,407 shares at December 31, 1995              -           (183)            -
  Unrealized gains (losses) on securities available for sale          6,367         16,562        (9,487)
  Unearned compensation                                             (14,390)       (14,390)            -
          Total shareholders' equity                                738,982        732,719       642,702
          Total liabilities and shareholders' equity             $7,474,608     $7,342,535    $7,027,305

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands, except per share data)            1996           1995
Interest income
    Interest and fees on loans                           $104,209        $85,838
    Interest on securities available for sale              33,672          9,716
    Interest on securities held to maturity                     -         29,495
    Interest on short-term investments                      2,569          2,716
        Total interest income                             140,450        127,765
Interest expense
    Interest on deposits                                   54,462         51,613
    Interest on short-term borrowings                       3,314          2,092
    Interest on debt                                          111            169
        Total interest expense                             57,887         53,874
Net interest income                                        82,563         73,891
    Provision for possible loan losses                          -              5
Net interest income after provision
   for possible loan losses                                82,563         73,886
Noninterest income
    Service charges on deposits                            12,169         11,010
    Trust fees                                              3,034          2,821
    Other service, collection and exchange charges          7,468          5,826
    Gain on divestiture of banking offices                      -          2,361
    Other operating income                                  3,129          2,084
    Securities gains (losses), net                              -              3
        Total noninterest income                           25,800         24,105
Noninterest expense
    Salaries and employee benefits                         35,749         32,424
    Occupancy expense, net                                  6,145          6,301
    Equipment expense                                       5,265          4,685
    Data processing expense                                 5,249          5,688
    Foreclosed property expense, net                         (791)           (42)
    Other operating expense                                18,342         20,501
        Total noninterest expense                          69,959         69,557
Income before income taxes                                 38,404         28,434
Income tax expense                                         13,692          2,495
Net income                                                $24,712        $25,939
Net income per share                                        $0.21          $0.21

See notes to consolidated financial statements.

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
                                        Shares of                                             Gains (Losses)
                                           Common                                             on Securities
                                            Stock     Common              Retained  Treasury    Available     Unearned
Three months ended March 31, 1996     Outstanding      Stock    Surplus   Earnings     Stock     for Sale   Compensation   Total
Balances at December 31, 1995         122,057,120   $234,383   $375,544   $120,803     ($183)      $16,562    ($14,390)    $732,719
Net income                                      -          -          -     24,712         -             -           -       24,712
Issuance of common stock:
   Stock Option Plan                       23,461         13        (31)         -       172             -           -          154
   Restricted stock awards                  1,000          -          -          -        11             -           -           11
Cash dividends declared:
   Common ($.07 per share)                      -          -          -     (8,419)        -             -           -       (8,419)
Change in unrealized gains (losses)
   on securities available for sale             -          -          -          -         -       (10,195)          -      (10,195)
   Balances at March 31, 1996         122,081,581   $234,396   $375,513   $137,096        $-        $6,367    ($14,390)    $738,982


                                        Shares of                                             Gains (Losses)
                                           Common                                             on Securities
                                            Stock     Common              Retained  Treasury    Available     Unearned
Three months ended March 31, 1995     Outstanding      Stock    Surplus   Earnings     Stock     for Sale   Compensation    Total

Balances at December 31, 1994         121,616,747   $234,080   $374,744    $23,851   ($2,414)     ($24,494)         $-     $605,767
Net income                                      -          -          -     25,939         -             -           -       25,939
Issuance of common stock:
   Dividend Reinvestment Plan              80,589        155        428          -         -             -           -          583
   Stock Option Plan                          419          1          1          -         -             -           -            2
   Retirement Security Plan                62,845          -        (32)         -       512             -           -          480
   Restricted stock awards                259,547         43       (160)         -     1,902             -           -        1,785
Cash dividends declared:
   Common ($.06 per share)                      -          -          -     (6,545)        -             -           -       (6,545)
   By pooled companies prior
     to merger                                  -          -          -       (315)        -             -           -         (315)
Change in unrealized gains (losses)
   on securities available for sale             -          -          -          -         -        15,007           -       15,007
Other                                           -          -         (1)         -         -             -           -           (1)
   Balances at March 31, 1995         122,020,147   $234,279   $374,980    $42,930        $-       ($9,487)         $-     $642,702

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands)                                                    1996         1995

Operating activities
  Net income                                                               $24,712      $25,939
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses                                      -            5
         Amortization of intangibles and deferred charges                      961          919
         Depreciation and amortization                                       4,684        4,232
         Premium amortization, net of discount accretion                     1,422        1,891
         Realized securities gains, net                                          -           (3)
         Gain on sale of assets                                               (654)      (2,273)
         Provision for losses on foreclosed and other assets                   597           89
         Decrease (increase) in deferred income tax asset                      (98)         412
         Decrease (increase) in interest receivable and other assets         1,561       (3,299)
         Increase (decrease) in interest payable and other liabilities       8,733       (5,321)
       Net cash provided by operating activities                            41,918       22,591
Investing activities
  Purchases of securities held to maturity                                       -     (158,046)
  Purchases of securities available for sale                                (2,484)     (15,549)
  Proceeds from sales of securities available for sale                          24        1,963
  Maturities of securities held to maturity                                      -       61,087
  Maturities of securities available for sale                              151,672       15,750
  Net increase in loans                                                   (284,229)    (216,268)
  Proceeds from sales of loans                                              59,884       27,429
  Purchases of premises, equipment and other assets                         (5,236)      (5,962)
  Proceeds from sales of foreclosed assets                                   1,517          939
  Proceeds from divestiture of banking offices, net of $1,069 cash sold          -      (13,708)
  Proceeds from sales of premises, equipment and other assets                  161          212
       Net cash used by investing activities                               (78,691)    (302,153)
Financing activities
  Net increase in domestic deposits                                         93,306       54,696
  Net increase (decrease) in time deposits - foreign office                 (1,857)       2,214
  Net increase in short-term borrowings                                     27,030       34,388
  Payments on debt                                                          (1,604)        (975)
  Issuance of common stock                                                     165        2,850
  Dividends paid                                                            (8,419)      (6,860)
       Net cash provided by financing activities                           108,621       86,313
Increase (decrease) in cash and cash equivalents                            71,848     (193,249)
  Cash and cash equivalents at beginning of year                           475,310      602,888
       Cash and cash equivalents at end of period                         $547,158     $409,639

See notes to consolidated financial statements.

HIBERNIA CORPORATION
Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited


      Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

      Note 2 MERGER AGREEMENTS On January 1, 1996, Hibernia Corporation (the Company) merged with FNB Bancshares, Inc. ($40 million in assets) and on January 15, 1996 with Bunkie Bancshares, Inc. ($106 million in assets) in transactions accounted for as poolings of interests.

      Mergers with St. Bernard Bank and Trust Co. and CM Bank Holding Company are pending regulatory and shareholder approval. St. Bernard Bank and Trust Co. has $260 million in assets, $29 million in loans and $234 million in deposits and will be purchased for $46 million in cash. CM Bank Holding Company has $774 million in assets, $347 million in loans and $608 million in deposits and will be purchased for $202 million in cash. These pending mergers will be accounted for as purchases when consummated which is expected in the later half of 1996.

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

      At March 31, 1996, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan totaled 157,772; 498,809; and 787,500, respectively.
      The table below summarizes the activity in the plans during the first quarter of 1996:


                                        Incentive        Non-Qualified
1987 STOCK OPTION PLAN

Outstanding, December 31, 1995             162,428           1,360,986
Canceled                                    (1,875)                  -
Exercised                                        -              (6,561)
Outstanding, March 31, 1996                160,553           1,354,425

Exercisable, March 31, 1996                127,890           1,207,671


LONG-TERM INCENTIVE PLAN

Outstanding, December 31, 1995              12,598           3,746,448
Granted ($10.1875 to $10.625)                    -           1,477,075
Canceled                                         -             (75,054)
Exercised                                        -             (16,900)
Issuances of restricted stock                    -              (3,775)
Outstanding, March 31, 1996                 12,598           5,127,794

Exercisable, March 31, 1996                      -           1,328,658



1993 DIRECTORS' STOCK OPTION PLAN

Outstanding, December 31, 1995                   -             232,500
Canceled                                         -             (22,500)
Outstanding, March 31, 1996                      -             210,000

Exercisable, March 31, 1996                      -              30,000


      Effective April 1, 1995, the Company instituted an employee stock ownership plan (ESOP) in which substantially all employees can participate. The ESOP is authorized to acquire up to $30 million of Hibernia Corporation Class A Common Stock in open-
market purchases. At March 31, 1996, $16 million of stock (2,008,588 shares) had been acquired.

     Note 4 PER SHARE DATA Income per common share is based on the weighted average number of shares outstanding of 120,287,084 for the three months ended March 31, 1996, and 121,901,365 for the three months ended March 31, 1995. These weighted averages exclude uncommitted shares held by the ESOP.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA (1)
Hibernia Corporation and Subsidiaries
                                                                         Three Months Ended
                                                             March 31            Dec  31           March 31
($ in thousands, except per-share data)                          1996               1995               1995
Interest income                                              $140,450           $138,076           $127,765
Interest expense                                               57,887             58,034             53,874
   Net interest income                                         82,563             80,042             73,891
Provision for possible loan losses                                  -                  -                  5
   Net interest income after provision for possible
       loan losses                                             82,563             80,042             73,886
Noninterest income:
   Noninterest income                                          25,800             24,839             24,102
   Securities gains (losses), net                                   -                 52                  3
Noninterest income                                             25,800             24,891             24,105
Noninterest expense                                            69,959             67,843             69,557
   Income before taxes                                         38,404             37,090             28,434
Income tax expense                                             13,692              2,270              2,495
   Net Income                                                 $24,712            $34,820            $25,939
Income per share (2)                                            $0.21              $0.29              $0.21
Income per share (tax effected) (3)                             $0.21              $0.19              $0.15
Cash dividends declared per share (2)                           $0.07              $0.07              $0.06
Average shares outstanding (000s) (2)                         120,287            120,173            121,901
Selected Quarter-End Balances (in millions)
Loans                                                        $4,754.9           $4,533.8           $3,852.7
Deposits                                                      6,321.1            6,229.7            6,072.3
Debt                                                              7.1                8.7               10.9
Equity                                                          739.0              732.7              642.7
Total assets                                                  7,474.6            7,342.5            7,027.3
Selected Average Balances (in millions)
Loans                                                        $4,645.8           $4,410.0           $3,800.0
Deposits                                                      6,243.6            6,062.6            6,085.6
Debt                                                              7.3                8.7               11.1
Equity                                                          740.2              700.0              622.8
Total assets                                                  7,391.7            7,163.4            7,020.7
Selected Ratios (%)
Return on average assets                                         1.34               1.94               1.48
Return on average assets (tax effected) (3)                      1.34               1.30               1.02
Return on average equity                                        13.35              19.90              16.66
Return on average equity (tax effected) (3)                     13.35              13.35              11.50
Net interest margin (taxable-equivalent)                         4.87               4.84               4.64
Efficiency (4)                                                  63.76              63.86              69.93
Tier 1 risk-based capital                                       14.25              14.49              15.45
Total risk-based capital                                        15.52              15.76              16.73
Leverage                                                         9.71               9.75               8.99
(1)   All financial information has been restated for mergers accounted for as poolings of interests. Prior periods have been conformed to current year presentation.
(2)   Income per share is based on the weighted average number of common shares outstanding (net of uncommitted ESOP shares) in the respective period.  Dividends per share are historical amounts.
(3)   The effective tax rate in 1995 was significantly less than the
        Company's statutory tax rate due to the recognition of deferred tax benefits.  Previously reported operating results are adjusted to reflect a 37% effective tax rate for 1995 to improve the comparability of these amounts to 1996 results.
(4)   Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the "Company" or "Hibernia") and its bank subsidiary (the "Bank") and should be read in conjunction with the accompanying consolidated financial statements, notes and tables. Financial data for all periods presented have been restated for mergers accounted for as poolings of interests.


FIRST-QUARTER 1996 HIGHLIGHTS

   Hibernia Corporation's first-quarter 1996 results showed a 40% improvement in earnings per share on a comparable basis over the first quarter of 1995, strong loan growth, and improving efficiency. Last year's first-quarter results reflected a lower-than-normal effective federal income tax rate as the Company recognized deferred tax benefits. To make comparisons to 1996 results more meaningful, 1995 net income and earnings per share results are adjusted on a proforma, fully tax-effected basis, whereby tax expense is assumed at a "normal" effective tax rate of 37%.

     - Net income totaled $24.7 million ($.21 per share), compared to $25.9 million ($.21 per share) in the first quarter of 1995. On a fully tax-effected basis, net income for the first three months of 1995 would have been $17.9 million ($.15 per share). Therefore, on a comparable basis, first-quarter net income improved 38% and earnings per share rose 40% in 1996 over the first quarter of 1995.

     - Return on assets (ROA), compared to the first quarter of 1995 on a fully tax-effected basis, increased 32 basis points to 1.34% for the first quarter of 1996 while the return on equity (ROE) was 13.35% for the first quarter of 1996 compared to 11.50% for the first quarter of 1995 on a fully tax-effected basis.

     - First-quarter 1996 results improved compared to the same period last year because of an $8.7 million (12%) increase in net interest income (resulting from higher earning assets and a change in the mix of earning assets to higher-yielding loans) and a $1.7 million (7%) improvement in noninterest income, while noninterest expense was nearly flat, up just $.4 million (1%).

     - Loans grew $902.2 million (23%) from a year ago to $4.8 billion at March 31, 1996. Consumer loans increased $514.9 million (28%) to $2.3 billion and commercial loans grew $387.3 million (19%) to $2.4 billion. Compared to December 31, 1995, loans increased at an annual rate of almost 20% as consumer loans grew 18% and commercial loans grew 21%.

     - Asset quality remained strong with reserve coverage of nonperforming assets at almost 784% at March 31, 1996 compared to 705% at March 31, 1995. Total nonperforming assets declined to $27.1 million, down 11% from a year ago. Nonperforming assets as a percentage of loans plus foreclosed assets were reduced to .57%, compared to .79% at March 31, 1995.

     - In January 1996, Hibernia completed mergers with FNB Bancshares, Inc., parent company of the $55 million asset First National Bank of Lake Providence, and Bunkie Bancshares, Inc., a bank holding company with total assets of approximately $106 million.



     - Recently announced mergers would add over $1.0 billion in assets and 22 banking offices. Pending regulatory and shareholder approval, mergers with the $260-million-asset St. Bernard Bank and Trust in suburban New Orleans and CM Holding Company, parent company of the $774-million-asset Calcasieu Marine National Bank in southwest Louisiana would increase assets to approximately $8.5 million. Hibernia would then have 187 locations in 29 parishes. It is anticipated that these transactions will be consummated in 1996 and accounted for as purchases.

     - In April 1996, Hibernia's board of directors declared a quarterly cash dividend of $.07 per share.


FINANCIAL CONDITION:

EARNING ASSETS

  Earning assets averaged $6.9 billion in the first quarter of 1996, a $376.6 million (6%) increase from the first-quarter 1995 average of $6.5 billion. Compared to the first quarter of 1995, average loans increased $845.8 million (22%), while total average securities decreased $471.1 million (18%). Hibernia has increased its loan portfolio by offering quality service and innovative lending products, especially in the markets of merger partners where such sophisticated products were not readily available. The sources of funding for the increase in loans have been reinvestment of proceeds from maturing securities and increases in deposits and borrowed funds.

   Loans. Average loans for the first quarter of 1996 of $4.6 billion were up $235.8 million (5%) from the fourth quarter of 1995 and up $845.8 million (22%) compared to the first quarter of 1995.

   Table 1 presents the Company's loan portfolio classified according to industry concentration at March 31, 1996, December 31, 1995 and March 31, 1995. Total loans increased $221.1 million (5%) during the first quarter of 1996. Commercial loans increased $121.5 million (5%), while consumer loans increased $99.6 million (4%). Compared to March 31, 1995, loans increased $902.2 million (23%). Consumer loans were up $514.9 million (28%), and commercial loans increased $387.3 million (19%). The increase in consumer lending compared to December 31, 1995 was primarily due to increases in adjustable-rate residential mortgage loans, indirect lending and direct consumer loans. The increases in these categories compared to March 31, 1995 levels were partially offset by a decrease in student loans as Hibernia substantially completed the sale of its student loan portfolio. Hibernia management determined that student lending was not profitable and began liquidating its student loan portfolio in the second quarter of 1996. Consumer loans comprised 49.0% of the loan portfolio at March 31, 1996 compared to 47.1% at March 31, 1995 as Hibernia's lending strategy is to increase consumer lending while maintaining preeminence in Louisiana commercial lending.


   Securities. Average securities decreased $471.1 million (18%) in the first quarter of 1996 compared to the first quarter of 1995. The decrease is the result of the reinvestment of principal received from matured securities into higher-yielding loans.

   Average securities available for sale increased $1.5 billion (243%) from the first quarter of 1995 to $2.1 billion. In December 1995, in accordance with the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide), the Company chose to reclassify all of its securities held to maturity to the available for sale portfolio. The amortized cost of the transferred securities was $1.6 billion and net unrealized gains were $20.2 million. This reclassification gives the Company greater flexibility in managing the portfolio for income, interest-rate risk and liquidity. Although net unrealized gains or losses in the available for sale portfolio are reflected as a separate component of equity, these gains or losses are not included in regulatory capital for purposes of computing capital adequacy ratios. In the current interest rate environment it is anticipated that future purchases of securities will be classified as available for sale.

   As a result of this reclassification, Hibernia had no securities held to maturity for the first quarter of 1996 compared to $1.9 billion in the same period a year ago.

   Short-Term Investments. Average short-term investments (primarily federal funds sold) for the three months ended March 31, 1996, of $193.0 million were relatively unchanged from an average of $191.1 million in the first quarter of 1995. Average short-term investments were up $104.4 million (118%) from the fourth-quarter 1995 average of $88.6 million, primarily due to higher deposit levels.


ASSET QUALITY

  Table 2 presents a summary of nonperforming assets at the end of the past five quarters. Table 3 presents a summary of changes in nonperforming loans for the three-month periods ended March 31, 1996 and 1995.

  Nonperforming assets -- which include nonaccrual loans, restructured loans and foreclosed assets -- totaled $27.1 million at March 31, 1996, down 11% compared to $30.6 million at March 31, 1995.
Nonperforming loans, which totaled $18.5 million at March 31, 1996, declined $3.3 million (15%) from a year ago, while foreclosed assets which totaled $8.6 million at March 31, 1996, were down $.2 million (2%) from a year earlier. Nonperforming assets were up slightly compared to $25.6 million at December 31, 1995.

   At March 31, 1996, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $17.3 million. The related reserve for possible loan losses was $2.7 million. The comparable amounts at March 31, 1995 were $20.1 million and $1.9 million, respectively. These loans are included in nonaccrual loans in Table 2.

  As illustrated in Table 3, loans totaling $5.4 million were added to nonperforming loans during the first quarter of 1996. Payments and sales resulted in a $1.5 million reduction in nonperforming loans and charge-offs further reduced nonperforming loans in 1996 by $2.6 million. As a percentage of total loans plus foreclosed assets, nonperforming assets at March 31, 1996, improved to .57% from .79% a year ago and were substantially unchanged from year-end 1995.


   In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $21.8 million as of March 31, 1996.




RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

   No  provision for possible loan losses was recorded for  the  first
quarter  of  1996.   A  nominal provision was recorded  in  the  first
quarter of 1995 at one of the merged banks. The absence of a provision thus far in 1996 is a reflection of continued strong reserve coverage. The reserve for possible loan losses as a percentage of nonperforming loans was 784% at March 31, 1996, compared to 705% a year ago, and 853% at December 31, 1995.

   Net charge-offs totaled $2.8 million in the first quarter of 1996, compared to $.2 million in the first quarter of 1995. As a percentage of average loans, annualized net charge-offs were .24% for the first quarter of 1996 and .02% for the same period in 1995.


   The reserve for possible loan losses totaled $144.9 million, or 3.05% of total loans, at March 31, 1996, compared to $153.8 million, or 3.99%, a year earlier. In terms of both dollar amount and as a percentage of loans, the reserve for possible loan losses has been declining over the last ten quarters. Management has deemed the present level to be adequate to absorb future potential loan losses, considering the level and mix of the loan portfolio, current economic conditions and market trends. Because factors such as loan growth and the future collectibility of loans are uncertain, the level of future provisions (positive or negative), if any, cannot be predicted. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the first quarter of 1996 and 1995.


FUNDING SOURCES:

DEPOSITS AND BORROWINGS

   Deposits. Average deposits totaled $6.2 billion in the first quarter of 1996, a $158.0 million (3%) increase from the first quarter of 1995. Average core deposits were up $69.8 million (1%) due to increases in consumer time deposits and demand deposits.

   NOW account average balances were down $489.3 million and money market deposit accounts were up $405.1 million in the first quarter of 1996 compared to the first quarter of 1995. During the fourth quarter of 1995, Hibernia instituted a new product, the Reserve Money Manager account, in which each NOW account is joined with a money market account. As needed, funds are moved from the money market account to cover items presented for payment to the customer's NOW account up to a maximum of six such transfers per statement cycle. Excluding the $535.7 million effect on average balances (reducing 1996 NOW account average balances and increasing money market deposit account average balances) NOW account average balances were up $46.4 million (7%). Money market deposit account average balances (net of the effect of the Reserve Money Manager accounts) were down $130.6 million (12%), as the rate paid on these accounts was less attractive than those of other investment products.

   Noncore deposits increased $88.2 million (10%) from the first quarter of 1995 as public fund certificates of deposit increased $105.5 million (16%) in part due to greater access in new markets (through mergers) to public agency funds as well as increases in funds from existing relationships.

   Table 5 presents the composition of average deposits for the first quarter of 1996 and the fourth and first quarters of 1995.


    Borrowings. Average borrowings (which include federal funds purchased, securities sold under agreements to repurchase and debt) increased $107.6 million (59%) to $288.6 million for the first quarter of 1996 compared to the first quarter of 1995.

  Average short-term borrowings in the first quarter of 1996 increased $111.4 million (66%) over the comparable period in 1995. The increase was primarily due to growth in cash management products (primarily repurchase agreements which "sweep" funds from deposit accounts) as a result of continued marketing efforts. These products allow Hibernia customers to earn interest on idle deposits. Fluctuations in short-term borrowings can also stem from differences in the timing of the expansion of lending opportunities and the growth of other funding sources (deposits and proceeds from maturing securities). The Company's reliance on these funds, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

   The increases in short-term borrowings were partially offset by decreases in long-term debt totaling $3.8 million for the first quarter of 1996 compared to the same period in 1995. The Company's long-term debt at March 31, 1996, is comprised of advances from the Federal Home Loan Bank of Dallas.


INTEREST RATE SENSITIVITY

   The primary objective of asset/liability management is controlling interest rate risk. On a monthly basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports. Using these tools, management attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules and enter into derivative contracts as a means of limiting interest rate risk.

  On a limited basis, the Company has entered into interest rate swap, forward and option contracts to hedge interest rate risk on specific assets and liabilities. At March 31, 1996 no such contracts were in effect.

   Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $271.7 million at March 31, 1996. In addition to these customer-related derivative financial instruments, the Company has entered into trading contracts for its own account which total $36.3 million. As of March 31, 1996, Hibernia's risk of loss due to interest rate fluctuations on trading derivatives was approximately $.3 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

   Taxable-equivalent net interest income for the three months ended March 31, 1996, totaled $83.9 million, an $8.6 million increase from the same period in 1995 and a $2.5 million increase from the fourth quarter of 1995. Factors contributing to the increase from the the first quarter of 1995 include: the positive effect of the change in the mix of earning assets from lower-yielding investments to loans (67.1% of average earning assets in the first quarter of 1996 compared to 58.1% in the first quarter of 1995); the growing contribution of Hibernia's net noninterest bearing funds (demand deposits, other liabilities and equity, net of nonearning assets) as these funds increased as a proportion of earning assets; overall growth in earning assets; and higher yields on securities. These factors were partially offset by lower yields on loans (market rates in the first quarter of 1996 were down approximately 50 basis points from the first quarter of
1995), and higher rates paid on deposits as a result of the lag in repricing of CDs and the shift of funds from lower rate money market deposits into certificates of deposit.

   The increase in net interest income in the first quarter of 1996 compared to the fourth quarter of 1995 was due to the same factors discussed above except that securities yields were down slightly and deposit rates decreased.

   The net interest margin was 4.87% for the first quarter of 1996, up 23 basis points from the first quarter of 1995, and up 3 basis points from the fourth quarter of 1995. The net interest margin has improved from the first quarter of 1995 primarily due to the positive effect of the change in the mix in earning assets to higher yielding loans--the major factor in the 25-basis-point increase in the overall yield on interest earning assets. The growth of Hibernia's noninterest-bearing funds also contributed to the increase in the net interest margin. Table 6 details the net interest margin for the most recent five quarters.

  Table 7 presents an analysis of the Company's taxable-equivalent net interest income and average balance sheets for the three months ended March 31, 1996, December 31, 1995 and March 31, 1995. Although the rate paid on NOW accounts shows an increase of 88 basis points for the first quarter of 1996 compared to the first quarter of 1995 this increase is due to the reclassification of the Reserve Money Manager funds from NOW's into money market balances. Excluding this reclassification, the NOW rate would have been 2.18%, unchanged from the first quarter of 1995.

   Table 8 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 1996 and the fourth quarter of 1995 and between the first quarter of 1996 and the first quarter of 1995.


NONINTEREST INCOME

  Noninterest income for the first quarter of 1996 was up $1.7 million (7%) to $25.8 million compared to the same period of 1995 primarily due to increases in service charges on deposits ($1.2 million), a gain on the settlement of an acquired loan ($1.4 million), and an increase in gains on sales of mortgage loans ($.9 million). These increases were partially offset by a $2.4 million gain recorded in 1995 related to the divestiture of three banking offices in Northwest Louisiana in connection with Hibernia's merger with Pioneer Bancshares Corporation, and by a $.6 million fee earned in 1995 to amend the terms of a large commercial credit.

   The gain on the settlement of an acquired loan, the divestiture of three banking offices and the fee earned to amend the terms of a large commercial credit are nonrecurring items. Excluding these items, noninterest income increased $3.2 million (15%) in the first quarter of 1996 over the first quarter of 1995. The major categories of noninterest income for the three months ended March 31, 1996, and the comparable period in 1995 are presented in Table 9.

   Service charges on deposits increased $1.2 million (11%) primarily due to increases in the price for certain deposit activities, the number of accounts and commercial account analysis fees.

   Trust fees were up $.2 million (8%) for the first quarter of 1996 compared to the same period in 1995 primarily due to new business, partially offset by lower income due to the sale of the Bank's municipal bond administration business, which occurred in the second quarter of 1995.

   Other service, collection and exchange fees were up $1.6 million (28%) in the first quarter of 1996 compared to the first quarter of 1995. The major factors in this increase were significant growth in fees generated by the Bank's upgraded and expanded ATM network, an increase in commissions from the sale of credit insurance products and growth in fees from retail investment services.


   Other income decreased $1.3 million (30%) in the first quarter of 1996 compared to the same period in 1995. Excluding the $1.4 million gain and the $.6 million fee previously mentioned, other income increased $.2 million (17%).


NONINTEREST EXPENSE

   For the first quarter of 1996, noninterest expense totaled $70.0 million, a $.4 million (1%) increase from the first quarter of 1995. Included in noninterest expense is $2.1 million related to Hibernia's strategic improvement process -- Vision 2000. Through customer-focused business process redesign and technology enhancements, this corporate-wide effort will provide opportunities to increase revenue and reduce costs. In addition, Vision 2000 will create a culture which will facilitate continuous improvement. Noninterest expense for the three months ended March 31, 1996 and 1995, is presented by major category in Table 10.

  Staff costs, the largest component of noninterest expense, increased $3.3 million (10%) in the first quarter of 1996 compared to the same period a year ago. Costs related to the Hibernia employee stock ownership plan (ESOP) which was instituted in the second quarter of 1995, an increase in Hibernia's contributions to the 401(k) plan, higher accruals for incentives and bonuses, and increases in various medical and insurance benefits were the major factors contributing to the increase.

   Occupancy and equipment expenses increased $.4 million (4%) in the first quarter of 1996 compared to the first quarter of 1995 as equipment expenses were up $.6 million (12%). This increase was primarily due to higher depreciation expenses related to the purchase of computer equipment to facilitate system conversions for merged banks and to upgrade the Company's teller systems, ATMs and wide area network.

   Data processing expenses decreased $.4 million (8%). Before Vision 2000 expenses of $1.3 million, data processing expenses were down $1.7 million. The 1995 quarter included duplicate expenses to outside vendors as Hibernia completed its conversion to a new data processor in the first quarter of 1995. Increased efficiencies derived from combining the separate operations of merger partners also contributed to the decrease.

   Income from foreclosed property, net of expenses, totaled $.8 million in the first quarter of 1996, compared to less than $.1 million for the same period a year ago as the first quarter of 1996 included significant gains on the sale of several properties. Regulatory expenses decreased $3.5 million (93%) in the 1996 quarter compared to 1995 due to the virtual elimination of FDIC premiums for well-capitalized, highly-rated banks.

   Telecommunications expenses increased $.6 million (36%), primarily due to a change in the manner in which these expenses are incurred. During 1995, Hibernia built and outsourced the operation of its own wide area network to replace the network of its prior data processing provider. Expenses that were previously included in data processing are currently classified as telecommunications. In addition, data line expenses related to the Bank's enhanced ATM network also increased telecommunications expenses. Professional fees decreased $.9 million (38%) as the decreases in legal and professional fees related to mergers more than offset Vision 2000 consultant fees.

    State taxes on equity increased $.4 million (38%) in the 1996 quarter compared to 1995 due to the increased level of equity. Advertising and promotional expenses increased in the first quarter of 1996 compared to the same period of 1995 because of merger-related marketing efforts and a general increase in advertising and product development.

   The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 63.76% for the first quarter of 1996 compared to 69.93% for the same period in 1995. The improvement in efficiency reflects increases in net interest income and noninterest income without a corresponding increase in overhead.


INCOME TAXES

   The Company recorded $13.7 million in income taxes in the first quarter of 1996 and $2.5 million in the first quarter of 1995. During 1995, the Company recorded federal income taxes at a lower-than-normal effective tax rate due to previously unrecognized deferred tax benefits.

   The Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and the Bank are subject to Louisiana state income tax.

CAPITAL

   Shareholders' equity totaled $739.0 million at March 31, 1996, compared to $642.7 million at March 31, 1995. The increase is primarily the result of net income over the most recent 12 months totaling $124.5 million, and a $15.9 million net increase due to changes in unrealized gains and losses on securities available for sale, partially offset by $30.2 million in dividends and a $14.4 million increase in unearned compensation related to the ESOP instituted on April 1, 1995. Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios for the most recent five quarters.

   The Company's strong capital position allowed Hibernia to take advantage of two attractive merger opportunities. The anticipated purchase transactions with CM Bank Holding Company and St. Bernard Bank and Trust, expected to close later this year, will enable Hibernia to better leverage its capital by adding assets without increasing equity. Although Hibernia's capital ratios will decline as a result of these mergers, they would still exceed the minimum ratios required for an institution to be designated by banking regulators as "well capitalized."

LIQUIDITY

   The loan-to-deposit ratio, one measure of liquidity, was 75.2% at March 31, 1996, 72.8% at December 31, 1995, and 63.4% at March 31,
1995. This increase indicates that loans are growing faster than deposits, necessitating greater reliance on other sources of funds. Although short-term borrowings have increased in the past year, a significant portion of the purchased funds is part of a total customer relationship, and thus is not subject to the same volatility as other sources of noncore funds. A measure of reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund CD's and foreign deposits) is the large liability dependence ratio. For the first quarter of 1996, 16.16% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) compared to 14.00% for the same period in 1995.

   Liquidity needs can be met by the conversion of assets and by raising additional funds. Reductions in short-term investments, sales of securities available for sale and securitization of portions of the loan portfolio are some of the ways to meet liquidity needs through the conversion of assets. Hibernia attempts to meet the need for additonal funding primarily through the generation of deposits by its extensive retail office network. In addition, the Company's strong financial condition and profitability provide ample access to large-denomination liabilities as a source of liquidity. These include certificates of deposit greater than $100,000 and public fund deposits, as well as funds which can be purchased through the Bank's membership in the Federal Home Loan Bank of Dallas and from correspondent banks.



TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
                             March 31, 1996       December 31, 1995        March 31, 1995
($ in millions)              Loans       %           Loans       %         Loans       %
Commercial:
 Commercial and
     industrial            $ 993.4     20.9 %      $ 919.9     20.3 %    $ 703.8     18.3 %
 Commercial real estate      440.0      9.2          440.4      9.7        483.6     12.5
 Services                    394.1      8.3          362.1      8.0        294.7      7.6
 Health care                 208.2      4.4          191.6      4.2        218.2      5.7
 Transportation,  utilities
     and communications      182.1      3.8          192.5      4.2        148.5      3.9
 Individual                  103.1      2.2          102.2      2.3         96.5      2.5
 Energy                      102.6      2.2           93.3      2.1         90.9      2.4
     Total commercial      2,423.5     51.0        2,302.0     50.8      2,036.2     52.9
Consumer:
 Residential mortgages:
     First mortgages       1,047.2     22.0        1,005.6     22.2        793.0     20.5
     Junior liens             92.0      1.9           91.0      2.0         83.3      2.2
 Indirect                    703.4     14.8          660.7     14.6        535.1     13.9
 Revolving credit             97.6      2.1           91.9      2.0         76.5      2.0
 Student                         -        -            0.7        -        100.4      2.6
 Other                       391.2      8.2          381.9      8.4        228.2      5.9
     Total consumer        2,331.4     49.0        2,231.8     49.2      1,816.5     47.1

Total loans              $ 4,754.9    100.0 %    $ 4,533.8    100.0 %  $ 3,852.7    100.0 %

TABLE 2  -  NONPERFORMING ASSETS
                                             March 31        Dec. 31         Sept. 30        June 30        March 31
($ in thousands)                                1996            1995            1995           1995           1995
Nonaccrual loans                           $   18,492      $   17,318      $   19,611      $  20,858      $  21,801
Restructured loans                                  -               -               -              -              -
    Total nonperforming loans                  18,492          17,318          19,611         20,858         21,801
Foreclosed assets                               8,601           8,290           8,550          8,297          8,766
    Total nonperforming assets             $   27,093      $   25,608      $   28,161      $  29,155      $  30,567
Accruing loans past due
    90 days or more                        $    5,795      $    2,794      $    2,843      $   5,311      $   4,303
Reserve for possible loan losses           $  144,913      $  147,678      $  152,053      $ 152,235      $ 153,777
Nonperforming loans as a percentage
    of total loans                               0.39  %         0.38 %          0.46 %         0.51 %         0.57 %
Nonperforming assets as a percentage
    of total loans plus foreclosed assets        0.57 %          0.56 %          0.66 %         0.72 %         0.79 %
Reserve for possible loan losses as a
    percentage of nonperforming loans          783.65 %        852.74 %        775.35 %       729.86 %       705.37 %

TABLE 3  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY

                                        Three Months
                                        Ended March 31
($ in thousands)                1996                    1995
Nonperforming loans
    at beginning of period      $    17,318           $      27,631
Additions                             5,358                   5,000
Charge-offs, gross                   (2,642)                 (2,537)
Returns to performing status            (28)                 (4,362)
Payments / sales / other             (1,514)                 (3,931)
Nonperforming loans
    at end of period            $    18,492           $      21,801

TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                                   Three Months
                                                   Ended March 31
($ in thousands)                             1996                    1995
Balance at beginning of period         $   147,678          $      153,957
Loans charged off                           (6,684)                 (5,686)
Recoveries                                   3,919                   5,501
Net loans charged off                       (2,765)                   (185)
Provision for possible loan losses               -                       5
Balance at end of period               $   144,913          $      153,777
Reserve for possible loan losses
    as a percentage of loans                  3.05  %                 3.99 %
Annualized net charge-offs as a
    percentage of average loans               0.24 %                  0.02 %

TABLE 5  -  DEPOSIT COMPOSITION
                                       First Quarter 1996        Fourth Quarter 1995       First Quarter 1995
                                       Average       % of        Average       % of        Average      % of
($ in millions)                       Balances     Deposits     Balances     Deposits     Balances    Deposits
Demand, noninterest-bearing           $1,164.3       18.7 %     $1,119.3       18.5 %     $1,085.2      17.8 %
NOW accounts                             219.4        3.5          286.2        4.7          708.7      11.6
Money market deposit accounts          1,466.4       23.5        1,359.9       22.4        1,061.3      17.4
Savings accounts                         352.3        5.6          348.6        5.8          356.9       5.9
Other consumer time deposits           2,041.9       32.7        2,035.6       33.6        1,962.4      32.3
    Total core deposits                5,244.3       84.0        5,149.6       85.0        5,174.5      85.0
Public fund certificates of
    deposit of $100,000 or more          776.0       12.4          689.3       11.4          670.5      11.0
Certificates of deposit of
    $100,000 or more                     184.8        3.0          190.6        3.1          205.1       3.4
Foreign time deposits                     38.5        0.6           33.1        0.5           35.5       0.6
    Total deposits                    $6,243.6      100.0 %     $6,062.6      100.0 %     $6,085.6     100.0 %

TABLE 6  -  NET INTEREST MARGIN (taxable-equivalent)

                                         1996                             1995
                                       First         Fourth         Third          Second          First
                                       Quarter        Quarter        Quarter        Quarter        Quarter
Yield on earning assets                   8.23  %        8.27 %         8.20 %         8.14 %         7.98 %
Rate on interest-bearing liabilities      4.34           4.41           4.43           4.45           4.22
       Net interest spread                3.89           3.86           3.77           3.69           3.76
Contribution of
   noninterest-bearing funds              0.98           0.98           0.93           0.93           0.88
       Net interest margin                4.87 %         4.84 %         4.70 %         4.62 %         4.64 %
Noninterest-bearing funds
   supporting earning assets             22.46 %        22.12 %        21.10 %        20.86 %        20.84 %

TABLE 7  -  CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (1)
Taxable-equivalent basis (2)                         First Quarter 1996         Fourth Quarter 1995        First Quarter 1995
(Average balances $ in millions,                      Average                    Average                    Average
interest $ in thousands)                             Balance  Interest   Rate   Balance   Interest   Rate  Balance   Interest  Rate
ASSETS
Interest-earning assets:
 Loans (3)                                          $4,645.8 $105,240   9.11 % $4,410.0  $101,870  9.16 % $3,800.0  $ 86,920  9.28 %
 Securities available for sale (4)                   2,083.6   34,003   6.53      585.7     9,816  6.70      607.9     9,716  6.39
 Securities held to maturity                               -        -      -    1,617.3    26,422  6.52    1,946.8    29,889  6.16
  Total securities                                   2,083.6   34,003   6.53    2,203.0    36,238  6.57    2,554.7    39,605  6.22
 Short-term investments                                193.0    2,569   5.35       88.6     1,316  5.89      191.1     2,716  5.77
  Total interest-earning assets                      6,922.4 $141,812   8.23 %  6,701.6  $139,424  8.27 %  6,545.8  $129,241  7.98 %
Reserve for possible loan losses                      (147.0)                    (151.2)                    (153.4)
Noninterest-earning assets:
 Cash and due from banks                               305.3                      296.1                      310.8
 Other assets                                          311.0                      316.9                      317.5
  Total noninterest-earning assets                     616.3                      613.0                      628.3
           Total assets                             $7,391.7                   $7,163.4                   $7,020.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
  NOW accounts                                      $  219.4 $  1,667   3.06 % $  286.2  $  1,830  2.54 % $  708.7  $  3,807  2.18 %
  Money market deposit accounts                      1,466.4    8,747   2.40    1,359.9     8,216  2.40    1,061.3     7,444  2.84
  Savings accounts                                     352.3    1,830   2.09      348.6     1,882  2.14      356.9     1,995  2.27
  Other consumer time deposits                       2,041.9   28,840   5.68    2,035.6    29,584  5.77    1,962.4    25,733  5.32
  Public fund certificates of deposits
      of $100,000 or more                              776.0   10,515   5.45      689.3     9,987  5.75      670.5     9,717  5.88
  Certificates of deposits of $100,000 or more         184.8    2,319   5.05      190.6     2,359  4.91      205.1     2,432  4.81
  Foreign time deposits                                 38.5      544   5.68       33.1       464  5.56       35.5       485  5.54
       Total interest-bearing deposits               5,079.3   54,462   4.31    4,943.3    54,322  4.36    5,000.4    51,613  4.19
 Short-term borrowings                                 281.3    3,314   4.74      266.9     3,581  5.32      169.9     2,092  4.99
 Debt                                                    7.3      111   6.13        8.7       131  5.99       11.1       169  6.20
  Total interest-bearing liabilities                 5,367.9 $ 57,887   4.34 %  5,218.9  $ 58,034  4.41 %  5,181.4  $ 53,874  4.22 %
Noninterest-bearing liabilities:
 Demand deposits                                     1,164.3                    1,119.3                    1,085.2
 Other liabilities                                     119.3                      125.2                      131.3
  Total noninterest-bearing liabilities              1,283.6                    1,244.5                    1,216.5
Total shareholders' equity                             740.2                      700.0                      622.8
       Total liabilities and shareholders' equity   $7,391.7                   $7,163.4                   $7,020.7

SPREAD AND NET YIELD
Interest rate spread                                                    3.89 %                     3.86 %                     3.76 %
Cost of funds supporting interest-earning assets                        3.36 %                     3.43 %                     3.34 %
Net interest income/margin                                   $ 83,925   4.87 %           $ 81,390  4.84 %           $ 75,367  4.64 %

(1) All financial information has been restated for mergers accounted for as poolings of interests.
(2)  Based on the statutory income tax rate of 35%.
(3) Excludes unearned income. Yield computations include nonaccrual loans in loans outstanding.
(4) Yield computations are based on book values of securities available for sale.

TABLE 8 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

                                                                 First Quarter 1996 compared to:
                                               Fourth Quarter 1995                           First Quarter 1995
                                                               Increase (Decrease) Due to Change In:
($ in thousands)                    Volume              Rate          Total       Volume             Rate          Total
Taxable-equivalent
    interest earned on:
   Loans                        $     5,369     $    (1,999)    $    3,370   $    19,167     $      (847)    $   18,320
   Securities available for sale     24,451            (264)        24,187        24,078             209         24,287
   Securities held to maturity      (26,422)              -        (26,422)      (29,889)              -        (29,889)
   Short-term investments             1,403            (150)         1,253            27            (174)          (147)
         Total                        4,801          (2,413)         2,388        13,383            (812)        12,571

Interest paid on:
   NOW accounts                        (471)            308           (163)       (3,309)          1,169         (2,140)
   Money market
       deposit accounts                 636            (105)           531         2,536          (1,233)         1,303
   Savings accounts                      20             (72)           (52)          (25)           (140)          (165)
   Other consumer time                   91            (835)          (744)        1,070           2,037          3,107
   Public fund certificates of
       deposit of $100,000 or more    1,203            (675)           528         1,459            (661)           798
   Certificates of deposit
       of $100,000 or more              (72)             32            (40)         (249)            136           (113)
   Foreign deposits                      76               4             80            43              16             59
   Short-term borrowings                187            (454)          (267)        1,315             (93)         1,222
   Long-term debt                       (21)              1            (20)          (58)              -            (58)
         Total                        1,649          (1,796)          (147)        2,782           1,231          4,013
Taxable-equivalent
   net interest income         $      3,152     $      (617)    $    2,535   $    10,601     $    (2,043)    $    8,558

(1)Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

TABLE 9  -  NONINTEREST INCOME
                                                       Three Months Ended
                                                                       Percentage
                                           March 31         March 31    Increase
($ in thousands)                              1996            1995      (Decrease)
Service charges on deposits             $   12,169     $    11,010           11 %
Trust fees                                   3,034           2,821            8
Other service, collection and
    exchange charges:
 Retail investment service income            1,834           1,551           18
 Mortgage loan servicing income              1,799           1,843           (2)
 ATM fees                                    1,544           1,022           51
 Other                                       2,291           1,410           62
Total other service, collection
    and exchange charges                     7,468           5,826           28
Other income:
 Gain on divestiture
      of banking offices                         -           2,361         (100)
 Other income                                3,129           2,084           50
Total other income                           3,129           4,445          (30)
Securities gains (losses), net                   -               3         (100)
 Total Noninterest Income               $   25,800     $    24,105            7 %

TABLE 10  -  NONINTEREST EXPENSE
                                               Three Months Ended
                                                                       Percentage
                                          March 31        March 31       Increase
($ in thousands)                            1996            1995       (Decrease)
Salaries                               $  29,087        $ 27,243                7 %
Benefits                                   6,662           5,181               29
 Total staff costs                        35,749          32,424               10
Occupancy, net                             6,145           6,301               (2)
Equipment                                  5,265           4,685               12
 Total occupancy and equipment            11,410          10,986                4
Data processing                            5,249           5,688               (8)
Foreclosed property expense, net            (791)            (42)             N/M
Regulatory expense                           272           3,761              (93)
Postage                                    1,463           1,254               17
Stationery and supplies                    1,543           1,658               (7)
Telecommunications                         2,186           1,606               36
Professional fees                          1,388           2,256              (38)
State taxes on equity                      1,500           1,089               38
Advertising and promotional expenses       2,305           1,526               51
Amortization of intangibles                  960             927                4
Other                                      6,725           6,424                5
 Total Noninterest Expense             $  69,959        $ 69,557                1 %
Efficiency ratio   (1)                     63.76 %         69.93 %

 (1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

 N/M = not meaningful

TABLE 11  -  QUARTERLY SELECTED CAPITAL RATIOS
                                     March 31     Dec. 31      Sept. 30    June 30     March 31
                                        1996         1995        1995        1995        1995
Risk-based capital:
 Tier 1 risk-based capital ratio       14.25%       14.49%      14.79%      14.78%      15.45%
 Total risk-based capital ratio        15.52%       15.76%      16.07%      16.05%      16.73%
Leverage ratio                          9.71%        9.76%       9.34%       9.05%       8.99%

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      The Company and the Bank are parties to certain pending legal proceedings arising from matters incidental to their business and other matters discussed below. Management believes that the aggregate unreserved liability or loss, if any, of legal proceedings will not have a significant effect on the consolidated financial condition or results of operations of the Company.

      Except for such proceedings incidental to the business of the Company and its subsidiary, there are no pending material legal proceedings except as described below:

      On January 5, 1996, suit was filed in the United States District Court for the Southern District of Mississippi under the name Ronald K. Humphrey v. Hibernia National Bank. Plaintiff brought this action on behalf of all plaintiffs who were borrowers of the Bank for whom the bank alleged extended unauthorized credit for the forced placement of collateral protection insurance. Plaintiff alleges that all plaintiffs received no benefit from the insurance, the insurance included endorsements and coverages that were unauthorized by the loan documents, worthless, excluded or routinely dishonored. Plaintiff further alleges that the cost of the insurance was excessive. Plaintiff alleges violations of a number of laws by the Bank, including, but not limited to, RICO, fraud, negligence, breach of fiduciary duty and breach of contract. The Bank has entered into an order with the plaintiffs' counsel which temporarily certifies this matter as a class action for the limited purpose of discussing a possible settlement. This order will remain in effect until July 23, 1996. Plaintiff has not alleged a specific amount of damages. A class action alleging the same facts was filed in Louisiana in April of 1996, and a single claim based on similar facts is pending in Louisiana as well.



Item 6.     Exhibits and Reports on Form 8-K

       (a)     Exhibits

       (b)     Reports on Form 8-K

                      A  report on Form 8-K dated April 17, 1996,
            was  filed by the registrant reporting Item  5  Other
            Events.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                              HIBERNIA CORPORATION
                              (Registrant)





Date:  May 14, 1996    By:    /s/ Ron E. Samford, Jr.
                              Ron E. Samford, Jr.
                              Executive Vice President and
                              Controller (principal accounting
                              officer)