Form 10-Q
period 1996-06-30
HIBERNIA CORP
filed 1996-08-14
CIK 47288

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                           FORM 10-Q




           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996      Commission File Number 1-10294



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

           Class                            Outstanding at July 31, 1996
Class A Common Stock, no par value              122,202,494 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                               June 30        December 31          June 30
Unaudited ($ in thousands)                                             1996               1995             1995

Assets
  Cash and due from banks                                        $  340,241       $    384,307       $  363,218
  Short-term investments                                             61,484             91,003           67,095
  Securities available for sale                                   1,880,789          2,163,123          563,796
  Securities held to maturity (estimated fair value
      at June 30, 1995 was $1,940,827)                                   -                  -         1,939,334
  Loans, net of unearned income                                   4,989,682          4,533,822        4,063,207
      Reserve for possible loan losses                             (143,999)          (147,678)        (152,235)
          Loans, net                                              4,845,683          4,386,144        3,910,972
  Bank premises and equipment                                       119,875            120,339          119,918
  Customers' acceptance liability                                       440                 -               115
  Other assets                                                      206,171            197,619          200,331
          Total assets                                           $7,454,683       $  7,342,535       $7,164,779

Liabilities
  Deposits:
      Demand, noninterest-bearing                                $1,119,969       $  1,187,993       $1,133,540
      Interest-bearing                                            5,173,305          5,041,682        4,988,230
          Total deposits                                          6,293,274          6,229,675        6,121,770
  Short-term borrowings                                             290,862            258,532          260,682
  Liability on acceptances                                              440                 -               115
  Other liabilities                                                 118,853            112,942          113,388
  Debt                                                                6,813              8,667            9,101
          Total liabilities                                       6,710,242          6,609,816        6,505,056

Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; issued and
      outstanding - none                                                 -                  -                -
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 122,116,317,
     122,074,527 and 122,033,748 at June 30, 1996,
     December 31, 1995 and June 30, 1995, respectively              234,463            234,383          234,305
  Surplus                                                           375,632            375,544          375,032
  Retained earnings                                                 155,277            120,803           67,087
  Treasury stock at cost, 6,331; 17,407 and 10,746 shares at
     June 30, 1996, December 31, 1995 and June 30, 1995,
     respectively                                                       (65)              (183)             (94)
  Unrealized gains (losses) on securities available for sale         (6,476)            16,562             (563)
  Unearned compensation                                             (14,390)           (14,390)         (16,044)
          Total shareholders' equity                                744,441            732,719          659,723
          Total liabilities and shareholders' equity             $7,454,683       $  7,342,535       $7,164,779

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                         Three Months Ended        Six Months Ended
                                                              June 30                   June 30
Unaudited ($ in thousands, except per share data)        1996         1995         1996         1995
Interest income
    Interest and fees on loans                         $110,343     $ 91,312     $214,552     $177,150
    Interest on securities available for sale            31,393        9,645       65,065       19,361
    Interest on securities held to maturity                  -        31,347           -        60,841
    Interest on short-term investments                    2,170          729        4,739        3,446
        Total interest income                           143,906      133,033      284,356      260,798
Interest expense
    Interest on deposits                                 54,956       54,225      109,418      105,838
    Interest on short-term borrowings                     3,518        3,734        6,832        5,826
    Interest on debt                                        105          159          216          328
        Total interest expense                           58,579       58,118      116,466      111,992
Net interest income                                      85,327       74,915      167,890      148,806
    Provision for possible loan losses                       -          (145)          -          (140)
Net interest income after provision
   for possible loan losses                              85,327       75,060      167,890      148,946
Noninterest income
    Service charges on deposits                          13,015       10,855       25,184       21,865
    Trust fees                                            3,013        2,882        6,047        5,703
    Other service, collection and exchange charges        8,459        6,942       15,927       12,768
    Gain on divestiture of banking offices                   -            -            -         2,361
    Gain on sale of business lines                          517        3,064          517        3,064
    Other operating income                                1,727        1,634        4,856        3,718
    Securities gains (losses), net                           -           (47)          -           (44)
        Total noninterest income                         26,731       25,330       52,531       49,435
Noninterest expense
    Salaries and employee benefits                       36,422       31,508       72,172       63,932
    Occupancy expense, net                                6,685        6,524       12,830       12,825
    Equipment expense                                     5,603        4,836       10,868        9,520
    Data processing expense                               4,958        4,626       10,208       10,315
    Foreclosed property expense, net                     (1,031)        (516)      (1,822)        (558)
    Other operating expense                              18,715       20,345       37,055       40,847
        Total noninterest expense                        71,352       67,323      141,311      136,881
Income before income taxes                               40,706       33,067       79,110       61,500
Income tax expense                                       14,103        2,316       27,795        4,811
Net income                                             $ 26,603     $ 30,751     $ 51,315     $ 56,689
Net income per share                                   $   0.22     $   0.26     $   0.43     $   0.47

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
                                                                                                Gains
                                         Shares of                                            (Losses) on
                                            Common                                             Securities
                                             Stock     Common             Retained   Treasury  Available  Unearned
Six months ended June 30, 1996         Outstanding      Stock    Surplus  Earnings     Stock   for Sale   Compensation

Balances at December 31, 1995          122,057,120  $ 234,383  $ 375,544  $ 120,803  $   (183) $  16,562  $ (14,390)
Net income                                       -          -          -     51,315         -          -          -
Issuance of common stock:
   Dividend Reinvestment Plan                6,594         13         61          -         -          -          -
   Stock Option Plan                        72,764         62          5          -       418                     -
   Restricted stock awards                   3,775          5         22          -        11          -          -
Aquisition of treasury stock               (30,267)         -          -          -      (311)         -          -
Cash dividends declared:
   Common ($.14 per share)                       -          -          -    (16,841)        -          -          -
Change in unrealized gains (losses)
   on securities available for sale              -          -          -          -         -    (23,038)         -
   Balances at June 30, 1996           122,109,986  $ 234,463  $ 375,632  $ 155,277  $    (65) $  (6,476) $ (14,390)


                                                                                                Gains
                                         Shares of                                            (Losses) on
                                            Common                                             Securities
                                             Stock     Common             Retained   Treasury  Available  Unearned
Six months ended June 30, 1995         Outstanding      Stock    Surplus  Earnings   Stock     for Sale   Compensation

Balances at December 31, 1994          121,616,747  $ 234,080  $ 374,744  $  23,851  $ (2,414) $ (24,494) $       -
Net income                                       -          -          -     56,689         -          -          -
Issuance of common stock:
   Dividend Reinvestment Plan               88,637        170        477          -         -          -          -
   Stock Option Plan                         5,972         12         27          -         -          -          -
   Retirement Security Plan                 62,845          -        (32)         -       512          -          -
   Restricted stock awards                 259,547         43       (160)         -     1,902          -          -
Aquisition of treasury stock               (10,746)         -          -          -       (94)         -          -
Purchase of common shares
   by ESOP                                       -          -          -          -         -          -    (16,044)
Cash dividends declared:
   Common ($.12 per share)                       -          -          -    (13,100)        -          -          -
   By pooled companies prior
     to merger                                   -          -          -       (447)        -          -          -
Change in unrealized gains (losses)
   on securities available for sale              -          -          -          -         -     23,931          -
Other                                            -          -        (24)        94         -          -          -
   Balances at June 30, 1995           122,023,002  $ 234,305  $ 375,032  $  67,087  $    (94) $    (563) $ (16,044)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Six Months Ended June 30
Unaudited ($ in thousands)                                                        1996          1995

Operating activities
  Net income                                                                  $ 51,315      $ 56,689
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses                                          -          (140)
         Amortization of intangibles and deferred charges                        1,923         1,853
         Depreciation and amortization                                           9,666         9,006
         Premium amortization, net of discount accretion                         2,645         3,586
         Realized securities (gains) losses, net                                     -            44
         Gain on sale of assets                                                 (1,647)       (6,113)
         Provision for losses on foreclosed and other assets                     1,065           155
         Increase in deferred income tax asset                                     (98)       (7,179)
         Decrease (increase) in interest receivable and other assets             1,960       (12,038)
         Increase in interest payable and other liabilities                      5,911         2,723
       Net cash provided by operating activities                                72,740        48,586
Investing activities
  Purchases of securities held to maturity                                           -      (159,046)
  Purchases of securities available for sale                                   (31,716)      (16,861)
  Proceeds from sales of securities available for sale                               -        29,889
  Maturities of securities held to maturity                                          -       120,256
  Maturities of securities available for sale                                  276,063        44,843
  Net increase in loans                                                       (597,492)     (542,438)
  Proceeds from sales of loans                                                 136,731        54,213
  Purchases of premises, equipment and other assets                            (13,375)      (12,435)
  Proceeds from sales of foreclosed assets                                       5,025         4,209
  Proceeds from divestiture of banking offices, net of $1,069 cash sold              -       (13,708)
  Proceeds from sales of business lines                                            517        90,553
  Proceeds from sales of premises, equipment and other assets                      402           560
       Net cash used by investing activities                                  (223,845)     (399,965)
Financing activities
  Net increase in domestic deposits                                             74,615        90,981
  Net increase (decrease) in time deposits - foreign office                    (11,016)       15,355
  Net increase in short-term borrowings                                         32,330       101,947
  Payments on debt                                                              (1,854)       (2,745)
  Issuance of common stock                                                         597         2,951
  Purchase of common stock by ESOP                                                   -       (16,044)
  Dividends paid                                                               (16,841)      (13,547)
  Acquisition of treasury stock                                                   (311)          (94)
       Net cash provided by financing activities                                77,520       178,804
Decrease in cash and cash equivalents                                          (73,585)     (172,575)
  Cash and cash equivalents at beginning of year                               475,310       602,888
       Cash and cash equivalents at end of period                             $401,725      $430,313

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

      Note 2 MERGER AGREEMENTS A merger with CM Bank Holding Company has received regulatory approval and is pending shareholder approval. CM Bank Holding Company had $779 million in assets, $362 million in loans and $618 million in deposits as of June 30, 1996, and will be purchased for $202 million in cash. This merger will be accounted for as a purchase of stock when consummated, which is expected in the third quarter of 1996.

      A merger with St. Bernard Bank and Trust Company has received regulatory and shareholder approval. St. Bernard Bank and Trust Company had $250 million in assets, $30 million in loans and $227 million in deposits as of June 30, 1996, and will be purchased for $46 million in cash. This merger will be accounted for as a purchase of stock when consummated, which is expected in the fourth quarter of 1996.

     A merger with Texarkana National Bancshares, Inc. is pending regulatory and shareholder approval. Texarkana National
Bancshares, Inc. had $402 million in assets, $215 million in loans and $336 million in deposits as of June 30, 1996, and will be acquired for approximately $77 million in Hibernia Corporation Class A Common Stock. It is anticipated that this transaction will be accounted for as a pooling of interests when consummated, which is expected in the fourth quarter of 1996.

     Note 3 EMPLOYEE BENEFIT PLANS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors to purchase shares of Class A Common Stock at no less than the fair market value of the stock at the date of grant. All options granted prior to 1992 became exercisable six months from the date of grant. The remaining options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. Options granted under the 1993 Directors' Stock Option Plan become fully vested upon retirement of the holder.

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

      At June 30, 1996, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan totaled 157,772;
610,343;  and 712,500, respectively.

      The table below summarizes the activity in the plans during the second quarter of 1996:



                                     Incentive    Non-Qualified
1987 STOCK OPTION PLAN

Outstanding, March 31, 1996            160,553    1,354,425
Exercised                                   -       (6,187)
Outstanding, June 30, 1996             160,553    1,348,238

Exercisable, June 30, 1996             140,390    1,201,484


LONG-TERM INCENTIVE PLAN

Outstanding, March 31, 1996             12,598    5,127,794
Granted ($10.4375)                          -        54,500
Canceled                                    -     (166,034)
Exercised                                   -      (43,116)
Outstanding, June 30, 1996              12,598    4,973,144

Exercisable, June 30, 1996                  -     1,289,206


1993 DIRECTORS' STOCK OPTION PLAN

Outstanding, March 31, 1996                 -       210,000
Granted ($10.4375)                          -        75,000
Outstanding, June 30, 1996                  -       285,000

Exercisable, June 30, 1996                  -       106,250


      Effective April 1, 1995, the Company instituted an employee stock ownership plan (ESOP) in which substantially all employees participate. The ESOP is authorized to spend up to $30 million to acquire Hibernia Corporation Class A Common Stock in open-
market purchases. At June 30, 1996, $16 million of stock (2,008,588 shares) had been acquired.

     Note 4 PER SHARE DATA Income per common share is based on the weighted average number of shares outstanding of 120,383,510 and 120,335,297 for the three months and six months ended June 30, 1996, and 120,445,501 and 121,169,411 for the three months and six months ended June 30, 1995. These weighted averages exclude uncommitted shares held by the ESOP.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA (1)
Hibernia Corporation and Subsidiaries
                                                                Three Months Ended                    Six Months Ended
                                                      June 30       March 31        June 30        June 30        June 30
($ in thousands, except per-share data)                  1996           1996           1995           1996           1995
Interest income                                       $143,906       $140,450       $133,033       $284,356       $260,798
Interest expense                                        58,579         57,887         58,118        116,466        111,992
   Net interest income                                  85,327         82,563         74,915        167,890        148,806
Provision for possible loan losses                          -              -            (145)            -            (140)
   Net interest income after provision for possible
       loan losses                                      85,327         82,563         75,060        167,890        148,946
Noninterest income:
   Noninterest income                                   26,731         25,800         25,377         52,531         49,479
   Securities gains (losses), net                           -              -             (47)            -             (44)
Noninterest income                                      26,731         25,800         25,330         52,531         49,435
Noninterest expense                                     71,352         69,959         67,323        141,311        136,881
   Income before taxes                                  40,706         38,404         33,067         79,110         61,500
Income tax expense                                      14,103         13,692          2,316         27,795          4,811
   Net Income                                          $26,603        $24,712        $30,751        $51,315        $56,689
Income per share (2)                                     $0.22          $0.21          $0.26          $0.43          $0.47
Income per share (tax effected) (3)                      $0.22          $0.21          $0.17          $0.43          $0.32
Cash dividends declared per share (2)                    $0.07          $0.07          $0.06          $0.14          $0.12
Average shares outstanding (000s) (2)                  120,384        120,287        120,446        120,335        121,169
Selected Quarter-End Balances (in millions)
Loans                                                 $4,989.7       $4,754.9       $4,063.2
Deposits                                               6,293.3        6,321.1        6,121.8
Debt                                                       6.8            7.1            9.1
Equity                                                   744.4          739.0          659.7
Total assets                                           7,454.7        7,474.6        7,164.8
Selected Average Balances (in millions)
Loans                                                 $4,878.5       $4,645.8       $3,995.0       $4,762.1       $3,898.0
Deposits                                               6,284.3        6,243.6        6,044.5        6,264.0        6,064.9
Debt                                                       6.9            7.3           10.6            7.1           10.8
Equity                                                   737.1          740.2          643.0          738.6          632.9
Total assets                                           7,454.4        7,391.7        7,083.0        7,423.1        7,052.0
Selected Ratios (%)
Return on average assets                                  1.43           1.34           1.74           1.38           1.61
Return on average assets (tax effected) (3)               1.43           1.34           1.18           1.38           1.10
Return on average equity                                 14.44          13.35          19.13          13.90          17.91
Return on average equity (tax effected) (3)              14.44          13.35          12.96          13.90          12.24
Net interest margin (taxable equivalent)                  4.98           4.87           4.62           4.92           4.63
Efficiency (4)                                           62.97          63.76          66.16          63.36          68.02
Tier 1 risk-based capital                                13.88          14.25          14.78
Total risk-based capital                                 15.14          15.52          16.05
Leverage                                                  9.86           9.71           9.05

(1) All financial information has been restated for mergers accounted for as poolings of interests. Prior periods have been conformed to current year presentation.
(2) Income per share is based on the weighted average number of common shares outstanding (net of uncommitted ESOP shares) in the respective period. Dividends per share are historical amounts.
(3) The effective tax rate in 1995 was significantly less than the Company's statutory tax rate due to the recognition of deferred tax benefits. Previously reported operating results are adjusted to reflect a 37% effective tax rate for 1995 to improve the comparibility of these amounts to 1996 results.
(4) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

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


SECOND-QUARTER 1996 HIGHLIGHTS

   Hibernia Corporation's second-quarter 1996 results showed continued improvement in earnings per share on a comparable basis over the second quarter of 1995, strong loan growth, and improving efficiency. Last year's results reflected a lower-than-normal effective federal income tax rate as the Company recognized deferred tax benefits. To make comparisons to 1996 results more meaningful, 1995 net income and earnings per share results are adjusted on a proforma, fully tax-effected basis, whereby tax expense is assumed at a "normal" effective tax rate of 37%.

     Net income for the second quarter of 1996 totaled $26.6 million ($.22 per share) and net income for the first six months of 1996 totaled $51.3 million ($.43 per share). For the second quarter of 1995 reported net income of $30.8 million ($.26 per share) would have been $20.8 million ($.17 per share) on a fully tax-effected basis. Similarly, reported net income of $56.7 million ($.47 per share) for the first half of 1995 would have been $38.7 million ($.32 per share) on a fully tax-effected basis. Therefore, on a comparable basis, net income for the second quarter of 1996 improved 28% and earnings per share rose 29%. For the first six months of 1996, net income was up 32% and earnings per share grew 34% over the first half of 1995.

     Returns on assets (ROA) and equity (ROE), were 1.43% and 14.44%, respectively, for the second quarter of 1996 compared to 1.18% and 12.96% on a fully tax-effected basis in the second quarter of 1995. Reported ROA and ROE for the second quarter of last year were 1.74% and 19.13%, respectively. For the first six months of 1996, the ROA was 1.38%. The ROA for the first six months of 1995 was 1.10% on a fully tax-effected basis and 1.61% as reported. ROE for the first half of 1996 was 13.90% compared to 12.24% for the first six months of 1995, on a fully tax-effected basis. Reported ROE for the first half of 1995 was 17.91%.

     Second-quarter 1996 pre-tax results improved compared to the same period last year because of a $10.4 million (14%) increase in net interest income (resulting from an improved margin and higher average earning assets) and a $1.4 million (6%) improvement in noninterest income, partially offset by a $4.0 million (6%) increase in overhead. For the first half of 1996, the increase in pre-tax income over 1995 was due to the same factors as the quarterly improvement. For the six-month period net interest income increased $19.1 million (13%) and noninterest income rose $3.1 million (6%), while overhead increased $4.4 million (3%).

     Loans grew $926.5 million (23%) from a year ago to $5.0 billion at June 30, 1996. Consumer loans increased $514.5 million (27%) to $2.4 billion and commercial loans grew $412.0 million (19%) to $2.6 billion. Compared to March 31, 1996, loans increased at an annual rate of almost 20% as consumer loans grew 18% and commercial loans grew 22%.

     Asset quality remained strong with reserve coverage of nonperforming assets at almost 826% at June 30, 1996 compared to 730% at June 30, 1995. Total nonperforming assets declined to $23.9 million, down 18% from a year ago. Nonperforming assets as a percentage of loans plus foreclosed assets were reduced to .48%, compared to .72% at June 30, 1995.

     In July 1996, Hibernia's Board of Directors declared a quarterly cash dividend of $.07 per share.

     Pending mergers with three institutions would increase assets to approximately $8.8 billion. Hibernia would then have 198 locations in 29 Louisiana parishes and one Texas county. Pending merger activity is summarized below:

                                       Assets
                                      @ 6/30/96                Estimated
   Bank Holding Company/Bank          (millions)   Accounting  Merger Date

   CM Bank Holding Company/              $779      Purchase    Third Quarter 1996 (1)
   Calcasieu Marine National Bank

   St. Bernard Bank & Trust Company      $250      Purchase    Fourth Quarter 1996

   Texarkana National Bancshares, Inc./  $402      Pooling     Fourth Quarter 1996 (2)
       Texarkana National Bank

     (1)  Pending shareholder approval.
     (2)  Pending regulatory and shareholder approval.

FINANCIAL CONDITION:

EARNING ASSETS

   Earning assets averaged $7.0 billion in the second quarter of 1996, a $360.3 million (5%) increase from the second-quarter 1995 average of $6.6 billion. For the first six months of 1996, average earning assets increased $368.2 million (6%) from the first six months of 1995. The increases in average assets for both the current quarter and the first six months of 1996 were due to increases of approximately $900 million in average loans, partially offset by decreases of approximately $600 million in average securities. Hibernia has funded the loan growth through the reinvestment of proceeds from maturing securities and increases in deposits and borrowed funds.

  Loans. Average loans for the second quarter of 1996 of $4.9 billion were up $232.7 million (5%) from the first quarter of 1996 and up $883.5 million (22%) compared to the second quarter of 1995. Average loans for the first six months of 1996 compared to the first six months of 1995 increased $864.1 million (22%).

   Table 1 presents the Company's loan portfolio classified according to industry concentration at June 30 ,1996, March 31, 1996 and June 30, 1995. Total loans increased $234.8 million (5%) during the second quarter of 1996. Commercial loans increased $132.3 million (5%), while consumer loans increased $102.5 million (4%). Compared to June 30, 1995, loans increased $926.5 million (23%). Consumer loans were up $514.5 million (27%), and commercial loans increased $412.0 million (19%). The increase in consumer lending compared to March 31, 1996 was primarily due to increases in adjustable-rate residential mortgage loans and indirect lending. Compared to June 30, 1995, the same categories increased, along with other consumer loans. Consumer loans comprised 48.8% of the loan portfolio at June 30, 1996 compared to 47.2% at June 30, 1995.



   Securities. Average securities decreased $636.8 million (25%) in the second quarter of 1996 compared to the second quarter of 1995. For the first six months of 1996 average securities decreased $554.0 million (22%). The decreases are the result of the reinvestment of maturing securities into higher-yielding loans.

   Average securities available for sale increased approximately $1.4 billion for the second quarter and the first six months of 1996 compared to the same periods in 1995. In December 1995, in accordance with the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide), the Company chose to reclassify all of its securities held to maturity to the available for sale portfolio. The amortized cost of the transferred securities was $1.6 billion and net unrealized gains were $20.2 million. This reclassification gives the Company greater flexibility in managing the portfolio for income, interest-rate risk and liquidity. Although net unrealized gains or losses in the available for sale portfolio are reflected as a separate component of equity, these gains or losses are not included in regulatory capital for purposes of computing capital adequacy ratios. It is anticipated that future purchases of securities will be classified as available for sale.

   As a result of this reclassification, Hibernia had no securities held to maturity for the second quarter or the first six months of 1996 compared to averages of $2.0 billion in both periods a year ago.

   Short-Term Investments. Average short-term investments (primarily federal funds sold) for the three months ended June 30, 1996, of $164.8 million were up $113.6 million (222%) compared to an average of $51.2 million in the second quarter of 1995. Average short-term investments decreased $28.2 million (15%) from the first-quarter 1996 average of $193.0 million, as loan growth exceeded deposit increases.



ASSET QUALITY

  Table 2 presents a summary of nonperforming assets at the end of the past five quarters. Table 3 presents a summary of changes in nonperforming loans for the three-month and six month periods ended June 30, 1996 and 1995.

  Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank owned property -- totaled $23.9 million at June 30, 1996, down 18% compared to $29.2 million at
June 30, 1995  and  down  $3.2 million   (12%)  compared  to  $27.1
million  at  March   31,   1996. Nonperforming  loans, which totaled
$17.4 million at  June  30,  1996, declined $3.4 million (16%) from a
year ago, and declined $1.1 million (6%)   from  the  first  quarter
of 1996.   Foreclosed  assets,  which totaled  $6.5  million at
June 30, 1996, were down $1.8 million (22%) from a year earlier, and down $2.1 million (24%) from March 31, 1996.

   At June 30, 1996, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $16.6 million. The related reserve for possible loan losses was $2.6 million. The comparable amounts at June 30, 1995 were $19.3 million and $1.4 million, respectively. These loans are included in nonaccrual loans in Table 2.



  As illustrated in Table 3, loans totaling $4.3 million were added to nonperforming loans during the second quarter of 1996. Payments and sales resulted in a $2.1 million reduction in nonperforming loans and charge-offs further reduced nonperforming loans in the second quarter of 1996 by $3.2 million. As a percentage of total loans plus foreclosed assets, nonperforming assets at June 30, 1996, improved to
 .48% from .72% a year ago and were down  from .57% at March 31, 1996.

   In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $21.1 million as of June 30, 1996.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES



   No provision for possible loan losses was recorded for the second quarter or the first six months of 1996. Nominal negative provisions were recorded for the comparable periods of 1995 at one of the merged banks. The absence of a provision thus far in 1996 is a reflection of continued strong reserve coverage. The reserve for possible loan losses as a percentage of nonperforming loans was 826% at June 30, 1996, 784% at March 31, 1996, and 730% at June 30, 1995.

   Net charge-offs totaled $.9 million in the second quarter of 1996, compared to $1.4 million in the second quarter of 1995. For the first six months of 1996, net charge-offs totaled $3.7 million compared to $1.6 million for the same period in 1995. As a percentage of average loans, annualized net charge-offs were .07% and .15% for the second quarter and the first six months of 1996, respectively. In 1995 the comparable net charge-off ratios were .14% and .08%, respectively.

   The reserve for possible loan losses totaled $144.0 million, or 2.89% of total loans, at June 30, 1996, compared to $152.2 million, or 3.75%, a year earlier. In terms of both dollar amount and as a percentage of loans, the reserve for possible loan losses has been declining since the end of 1993 as a result of net charge-offs and negative provisions. Management has deemed the present level to be adequate to absorb future potential loan losses, considering the level and mix of the loan portfolio, current economic conditions and market trends. Because factors such as loan growth and the future collectibility of loans are uncertain, the level of future provisions (positive or negative), if any, cannot be predicted. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the second quarter and the first six months of 1996 and 1995.




FUNDING SOURCES:

DEPOSITS AND BORROWINGS

   Deposits.   Average  deposits totaled $6.3 billion  in  the  second
quarter of 1996, a $239.8 million (4%) increase from the second quarter of 1995. Average core deposits were up $75.3 million (1%) due to increases in consumer time deposits and demand deposits. Average deposits in the second quarter of 1996 increased $40.7 million (1%) compared to the first quarter of 1996.

   NOW account average balances were down $451.9 million and money market deposit accounts were up $413.5 million in the second quarter of 1996 compared to the second quarter of 1995. During the fourth quarter of 1995, Hibernia instituted a new product, the Reserve Money Manager account, in which each NOW account is joined with a money market account. As needed, funds are moved from the money market account to cover items presented for payment to the customer's NOW account up to a maximum of six such transfers per statement cycle. For the second quarter of 1996 the effect of the Reserve Money Manager account was $524.3 million (reducing NOW account average balances and increasing money market deposit account average balances). Net of this effect, NOW account average balances were up $72.4 million (11%) and money market deposit account average balances were down $110.8 million (11%). Money market deposit accounts declined because the rate paid on these accounts was less attractive than those of other investment products. For the first six months of 1996 the effect of the Reserve Money Manager accounts was $530.0 million. Net of this effect NOW account average balances were up $59.5 million (9%) for the first half of 1996 compared to the same period in 1995 while money market deposit accounts decreased $120.5 million (12%) from the first six months of 1995.

   Average noncore deposits increased $164.5 million (18%) from the second quarter of 1995 as public fund certificates of deposit increased $126.3 million (18%) in part due to greater access in new markets (through mergers) to public agency funds as well as increases in funds from existing relationships.

   Table 5 presents the composition of average deposits for the second and first quarters of 1996 and the second quarter of 1995.


   Borrowings. Average borrowings -- which include federal funds purchased, securities sold under agreements to repurchase (repurchase agreements) and debt -- increased $23.9 million (8%) to $305.6 million for the second quarter of 1996 compared to the second quarter of 1995. For the first six months of 1996, borrowings increased $65.5 million (28%) to $297.1 million. The increases for both periods result primarily from growth in repurchase agreements resulting in new cash management products which "sweep" funds from deposit accounts.

   Average repurchase agreements increased $61.0 million in the second quarter of 1996 and $80.8 million for the first six months of 1996 over the comparable periods in 1995 as a result of continued marketing of these cash management products, which allow Hibernia customers to earn interest on idle deposits. Fluctuations in short-term borrowings can also stem from differences in the timing of the expansion of lending opportunities and the growth of other funding sources (deposits and proceeds from maturing securities). The Company's reliance on these funds, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

   The increases in repurchase agreements were partially offset by decreases in federal funds purchased and long-term debt. The
Company's long-term debt at June 30, 1996 is comprised of advances from the Federal Home Loan Bank of Dallas.


INTEREST RATE SENSITIVITY

   The primary objective of asset/liability management is controlling interest rate risk. On a monthly basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports. Using these tools, management attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules and enter into derivative contracts as means of limiting interest rate risk.

   On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. At June 30, 1996, Hibernia held a $6.6 million foreign exchange rate forward contract to protect against exchange rate risk on a loan to be repaid in a foreign currency.

   Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $224.8 million at June 30, 1996. In addition to these customer-related derivative financial instruments, the Company has entered into trading contracts for its own account which total $19.4 million. As of June 30, 1996, Hibernia's risk of loss due to interest rate fluctuations on trading derivatives was less than $.2 million.



RESULTS OF OPERATIONS:

NET INTEREST INCOME



   Taxable-equivalent net interest income for the three months ended June 30, 1996, totaled $86.6 million, a $10.2 million increase from the same period in 1995 and a $2.7 million increase from the first quarter of 1996. For the first six months of 1996, net interest income increased $18.8 million over the first six months of 1995 to $170.5 million.



  Factors contributing to the increase from the second quarter of 1995 include: the positive effect of the change in the mix of earning assets from lower-yielding securities to loans (69.9% of average earning assets in the second quarter of 1996 compared to 60.3% in the second quarter of 1995); overall growth in earning assets; lower rates paid on deposits and borrowings; higher yields on securities and a higher level of interest income recorded on nonaccrual or previously charged-off loans. These factors were partially offset by lower yields on loans (market rates in the second quarter of 1996 were down approximately 75 basis points from the second quarter of 1995). The increase in net interest income in the second quarter of 1996 compared to the first quarter of 1996 was due to the same factors discussed above except that loan yields were up, even though market rates were down slightly, primarily due to the income received on nonaccrual and previously charged-off loans.

  The increase in net interest income for the first six months of 1996 compared to the same period in 1995 was also the result of the change in the mix of earning assets, the growth of earning assets, the decline in funding costs, and the increase in the yield on the securities portfolio, partially offset by lower yields on loans as the extra income received on nonaccrual and previously charged-off loans was offset by lower rates.

  The net interest margin was 4.98% for the second quarter of 1996, up 36 basis points from the second quarter of 1995, and up 11 basis points from the first quarter of 1996. Excluding income of $2.2 million received on two previously charged off loans, the net interest margin would have been 4.86% for the second quarter of 1996, up 24 basis points from the second quarter of 1995 and virtually unchanged from the first quarter of 1996. The net interest margin has improved from the second quarter of 1995 primarily due to the positive effect of the change in the mix in earning assets to higher yielding loans and a decrease in funding costs of 15 basis points.

   Table 6 details the net interest margin for the most recent five quarters. Table 7 shows the composition of earning assets for the most recent five quarters, revealing the change in the mix of earning assets.


   Table 8 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 1996 and the first quarter of 1996 and between the second quarter of 1996 and the second quarter of 1995.

  The analysis of Consolidated Average Balances, Interest and Rates at the end of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended June 30, 1996, March 31, 1996 and June 30, 1995 and for the first six months of 1996 and 1995. The implementation of the Reserve Money Manager account resulted in increases in the rate paid on NOW accounts for the current quarter and for the first six months of 1996 compared to the same periods in 1995. Excluding the impact of the Reserve Money Manager account NOW rates would have been 2.17% for the quarter and 2.18% for the first six months of 1996, virtually unchanged from the comparable periods in 1995.


NONINTEREST INCOME



   Noninterest income for the second quarter of 1996 was up $1.4 million (6%) to $26.7 million compared to the same period of 1995 and up $3.1 million for the first six months of 1996 compared to the first six months of 1995. Nonrecurring items are included in both 1996 and 1995. These include a $2.4 million gain in the first quarter of 1995 related to the divestiture of three banking offices in Northwest Louisiana in connection with Hibernia's merger with Pioneer Bancshares Corporation; a $.6 million fee earned in the first quarter of 1995 to amend the terms of a large commercial credit; gains in the second quarter of 1995 to record the sale of the Company's student loan portfolio and municipal bond administration business totaling $1.5 million and $1.6 million, respectively; a $1.4 million gain on the settlement of an acquired loan in the first quarter of 1996; and $.5 million in the second quarter of 1996 to record an additional gain related to the sale of the municipal bond administration business.

   Excluding these nonrecurring items, noninterest income increased $4.0 million (18%) in the second quarter of 1996 over the second quarter of 1995, and was up $7.3 million (17%) over the first six months of 1995. The major categories of noninterest income for the three months and six months ended June 30, 1996, and the comparable periods in 1995 are presented in Table 9.

   Service charges on deposits increased $2.2 million (20%) for the second quarter of 1996 and $3.3 million (15%) for the first six months of 1996 over the comparable periods in 1995 primarily due to increases in the price for certain deposit activities, the number of accounts and commercial account analysis fees.

   Other service, collection and exchange fees were up $1.5 million (22%) and $3.2 million (25%) in the second quarter and the first six months of 1996, respectively, compared to the same periods in 1995. The major factors in these increases were significant growth in fees generated by the Bank's upgraded and expanded ATM network, fees resulting from the successful introduction of Hibernia's debit card in 1996 and growth in fees from retail investment services.

   Excluding the nonrecurring items previously mentioned, other income was up $.1 million (6%) and $.3 million (11%) for the second quarter and the first six months of 1996 compared to the same periods in 1995.




NONINTEREST EXPENSE



   For the second quarter of 1996, noninterest expense totaled $71.4 million, a $4.0 million (6%) increase from the second quarter of 1995. For the first six months of 1996 noninterest expense totaled $141.3 million, a $4.4 million (3%) increase over the first six months of 1995. Included in noninterest expense is $1.5 million for the second quarter of 1996 and $3.6 million for the first six months of 1996 related to Hibernia's strategic improvement process -- Vision 2000. Through customer-focused business process redesign and technology enhancements, this corporate-wide effort will provide opportunities to increase revenue and reduce costs. In addition, Vision 2000 will create a culture which will facilitate continuous improvement. Noninterest expense for the three months and six months ended June 30, 1996 and 1995 is presented by major category in Table 10.

  Staff costs, the largest component of noninterest expense, increased $4.9 million (16%) in the second quarter of 1996 and $8.2 million (13%) in the first six months of 1996 compared to the same periods a year ago. Costs related to the Hibernia employee stock ownership plan
(ESOP) which was instituted in the second quarter of 1995, an increase in Hibernia's contributions to the 401(k) plan, higher accruals for incentives and bonuses, and increases in various medical and insurance benefits were the major factors contributing to these increases.

   Occupancy and equipment expenses increased $.9 million (8%) in the second quarter of 1996 and $1.4 million (6%) in the first six months of 1996 compared to the same periods in 1995. These increases were primarily due to higher depreciation expenses related to the purchase of computer equipment to facilitate system conversions for merged banks and to upgrade the Bank's teller systems, ATMs and wide area network.

   Data processing expenses increased $.3 million (7%) for the second quarter of 1996 compared to the second quarter of 1995. For the first six months of 1996, data processing expenses decreased $.1 million (1%). The 1996 periods include $.9 million and $2.2 million for the three months and six months, respectively, in Vision 2000 expenses. The first six months of 1995 included approximately $1.0 million in duplicate expenses to outside vendors as Hibernia completed its conversion to a new data processor in the second quarter of 1995. Excluding the Vision 2000 expenses and the duplicate expenses in 1995 data processing expenses decreased $.6 million for the second quarter and $1.3 million for the first six months of 1996 compared to the same periods in 1995. In addition to the savings from the new data processor, increased efficiencies derived from combining the separate operations of merger partners also contributed to the decreases.

   Income from foreclosed property, net of expenses, totaled $1.0 million in the second quarter of 1996, and $1.8 million in the first six months of 1996, compared to $.5 million and $.6 million, respectively, for the same periods a year ago as the 1996 periods included significant gains on the sale of several properties.

   Regulatory expenses decreased $3.2 million (92%) in the second quarter of 1996 and $6.7 million (92%) for the first six months of 1996 compared to the same periods in 1995 due to the virtual elimination of FDIC premiums for well-capitalized, highly-rated banks.

   Telecommunications expenses increased $.2 million (13%), for the second quarter of 1996 and $.8 million (24%) for the first six months of 1996 compared to the same periods in 1995 primarily due to a change in the manner in which these expenses are incurred. During 1995, Hibernia built and outsourced the operation of its own wide area network to replace the network of its prior data processing provider. Expenses that were previously included in data processing are currently classified as telecommunications. In addition, data line expenses related to the Bank's enhanced ATM network and merger activity also increased telecommunications expenses.

  Professional fees decreased $.3 million (20%) for the second quarter of 1996, and $1.2 million (31%) for the first six months of 1996 compared to the same periods in 1995 as the decreases in legal and professional fees related to mergers and litigation more than offset Vision 2000 consultant fees.

  State taxes on equity increased $.4 million and $.8 million, for the second quarter and the first six months of 1996, respectively compared to 1995 due to the growth in equity.

   Advertising and promotional expenses increased $.4 million (19%) in the second quarter of 1996 and $1.2 million (32%) in the first six months of 1996 compared to the same periods in 1995 because of a general increase in advertising and product development activity.

   The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 62.97% for the second quarter of 1996 compared to 66.16% for the same period in 1995. This ratio for the first six months of 1996 improved from 68.02% for the first six months of 1995 to 63.36% for the first six months of 1996. The improvement in efficiency reflects increases in net interest income and noninterest income combined with proportionately lower increases in overhead.


INCOME TAXES



   The Company recorded $14.1 million in income taxes in the second quarter of 1996 and $27.8 million in the first six months of 1996. For the comparable periods in 1995, federal income tax expense totaled $2.3 million and $4.8 million, respectively. During 1995, the Company recorded federal income taxes at a lower-than-normal effective tax rate due to previously unrecognized deferred tax benefits.

   The Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and the Bank are subject to Louisiana state income tax.


CAPITAL


   Shareholders' equity totaled $744.4 million at June 30, 1996, compared to $659.7 million at June 30, 1995. The increase is primarily the result of net income over the most recent 12 months totaling $120.3 million, and a $1.7 million decrease in unearned compensation related to the ESOP instituted on April 1, 1995. These increases were partially offset by $32.0 million in dividends and by a $5.9 million net decrease due to changes in unrealized gains and losses on securities available for sale. Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios along with selected components of the capital ratio calculations for the most recent five quarters.

   The Company's strong capital position allowed Hibernia to take advantage of two attractive purchase transactions. The anticipated mergers with CM Bank Holding Company and St. Bernard Bank and Trust, expected to close later this year, will enable Hibernia to leverage its capital by adding assets without increasing equity. Although Hibernia's capital ratios will decline as a result of these mergers, they would still exceed the minimum ratios required for an institution to be designated by banking regulators as "well capitalized."

   In July 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million of securities over a two-year period, including preferred stock and subordinated debt, either of which could be convertible to common stock. The net proceeds from any sale of the securities registered on this shelf registration would be used for general corporate purposes.


LIQUIDITY


   The loan-to-deposit ratio, one measure of liquidity, was 79.3% at June 30, 1996, 75.2% at March 31, 1996, and 66.4% at June 30, 1995.
This increase indicates that loans are growing faster than deposits, necessitating greater reliance on other sources of funds. Although short-term borrowings have increased in the past year, a significant portion of the purchased funds is part of a total customer relationship, and thus is not subject to the same volatility as other sources of noncore funds. A measure of reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund CD's and foreign deposits) is the large liability dependence ratio. Based on average balances, 18.04% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 1996 compared to 17.52% for the same period in 1995. For the first six months of each year, these ratios were 17.11% and 15.80% for 1996 and 1995, respectively.

   Liquidity needs can be met by the conversion of assets and by raising additional funds. Reductions in short-term investments, sales of securities available for sale and securitization of portions of the loan portfolio are some of the ways to meet liquidity needs through the conversion of assets. Hibernia attempts to meet the need for additional funding primarily through the generation of deposits through its extensive retail office network. In addition, the Company's strong financial condition and profitability provide ample access to large-denomination liabilities as a source of liquidity. These include certificates of deposit greater than $100,000 and public fund deposits, as well as funds which can be purchased through the Bank's membership in the Federal Home Loan Bank of Dallas and from correspondent banks. The Company can also raise additional funds through the sale of securities registered on the shelf registration discussed above.





TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
                          June 30, 1996          March 31, 1996         June 30, 1995
($ in millions)              Loans       %          Loans       %          Loans       %

Commercial:
Commercial and
    industrial            $ 1,055.4      21.1%   $  993.4       20.9%   $  764.1       18.8%
Commercial real estate        452.0       9.0       440.0        9.2       478.3       11.8
Services                      447.0       9.0       394.1        8.3       346.1        8.6
Health care                   207.7       4.2       208.2        4.4       216.2        5.3
Transportation,  utilities
    and communications        171.0       3.4       182.1        3.8       158.6        3.9
Individual                    113.8       2.3       103.1        2.2        99.1        2.4
Energy                        108.9       2.2       102.6        2.2        81.4        2.0
    Total commercial        2,555.8      51.2     2,423.5       51.0     2,143.8       52.8

Consumer:
Residential mortgages:
    First mortgages         1,094.1      21.9      1,047.2      22.0        857.9      21.1
    Junior liens              119.8       2.4         92.0       1.9         86.8       2.1
Indirect                      730.9      14.7        703.4      14.8        585.3      14.4
Revolving credit              107.9       2.2         97.6       2.1         84.4       2.1
Other                         381.2       7.6        391.2       8.2        305.0       7.5
    Total consumer          2,433.9      48.8      2,331.4      49.0      1,919.4      47.2

Total loans               $ 4,989.7     100.0%   $ 4,754.9     100.0%   $ 4,063.2     100.0%


TABLE 2  -  NONPERFORMING ASSETS
                                            June 30    March 31   Dec. 31    Sept. 30   June 30
($ in thousands)                             1996       1996       1995       1995       1995
Nonaccrual loans                           $ 17,434   $ 18,492   $ 17,318   $ 19,611   $ 20,858
Restructured loans                                -          -          -          -          -
    Total nonperforming loans                17,434     18,492     17,318     19,611     20,858
Foreclosed assets                             3,547      5,578      5,344      6,305      6,053
Excess bank owned property                    2,955      3,023      2,946      2,245      2,244
    Total nonperforming assets             $ 23,936   $ 27,093   $ 25,608   $ 28,161   $ 29,155
Accruing loans past due
    90 days or more                        $  3,791   $  5,795   $  2,794   $  2,843   $  5,311
Reserve for possible loan losses           $143,999   $144,913   $147,678   $152,053   $152,235
Nonperforming loans as a percentage
    of total loans                             0.35%      0.39%      0.38%      0.46%      0.51%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank owned property             0.48%      0.57%      0.56%      0.66%      0.72%
Reserve for possible loan losses as a
    percentage of nonperforming loans        825.97%    783.65%    852.74%    775.35%    729.86%

TABLE 3  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
                                     Three Months             Six Months
                                      Ended June 30           Ended June 30
($ in thousands)                       1996       1995         1996       1995
Nonperforming loans
    at beginning of period           $18,492    $21,801      $17,318    $27,631
Additions                              4,310      3,940        9,668      8,940
Charge-offs, gross                    (3,186)    (2,825)      (5,828)    (5,362)
Returns to performing status            (132)    (1,162)        (160)    (5,524)
Payments and sales                    (2,050)      (896)      (3,564)    (4,827)
Nonperforming loans
    at end of period                 $17,434    $20,858      $17,434    $20,858

TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                                  Three Months                   Six Months
                                                 Ended June 30                  Ended June 30
($ in thousands)                              1996           1995            1996          1995
Balance at beginning of period            $ 144,913      $ 153,777       $ 147,678     $ 153,957
Loans charged off                            (6,669)        (5,117)        (13,353)      (10,803)
Recoveries                                    5,755          3,720           9,674         9,221
Net loans charged off                          (914)        (1,397)         (3,679)       (1,582)
Provision for possible loan losses                -           (145)              -          (140)
Balance at end of period                  $ 143,999      $ 152,235       $ 143,999     $ 152,235
Reserve for possible loan losses
    as a percentage of loans                   2.89%          3.75%           2.89%         3.75%
Annualized net charge-offs as a
    percentage of average loans                0.07%          0.14%           0.15%         0.08%

TABLE 5  -  DEPOSIT COMPOSITION
                                        Second Quarter 1996     First Quarter 1996    Second Quarter 1995
                                        Average      % of       Average      % of      Average   % of
($ in millions)                        Balances     Deposits   Balances     Deposits  Balances  Deposits
Demand, noninterest-bearing            $ 1,107.3     17.6%     $ 1,164.3     18.7%    $ 1,088.2     18.0%
NOW accounts                               231.4      3.7          219.4      3.5         683.3     11.3
Money market deposit accounts            1,395.8     22.2        1,466.4     23.5         982.3     16.2
Savings accounts                           346.3      5.5          352.3      5.6         348.1      5.8
Other consumer time deposits             2,107.9     33.6        2,041.9     32.7       2,011.5     33.3
    Total core deposits                  5,188.7     82.6        5,244.3     84.0       5,113.4     84.6
Public fund certificates of
    deposit of $100,000 or more            832.2     13.2          776.0     12.4         705.9     11.7
Certificates of deposit of
    $100,000 or more                       219.8      3.5          184.8      3.0         193.7      3.2
Foreign time deposits                       43.6      0.7           38.5      0.6          31.5      0.5
    Total deposits                     $ 6,284.3    100.0%     $ 6,243.6    100.0%    $ 6,044.5    100.0%

TABLE 6  -  NET INTEREST MARGIN (taxable-equivalent)
                                                  1996                         1995
                                          Second        First      Fourth      Third       Second
                                          Quarter      Quarter     Quarter     Quarter     Quarter
Yield on earning assets                    8.36%       8.23%       8.27%       8.20%       8.14%
Rate on interest-bearing liabilities       4.30        4.34        4.41        4.43        4.45
 Net interest spread                       4.06        3.89        3.86        3.77        3.69
Contribution of
 noninterest-bearing funds                 0.92        0.98        0.98        0.93        0.93
 Net interest margin                       4.98%       4.87%       4.84%       4.70%       4.62%
Noninterest-bearing funds
 supporting earning assets                21.44%      22.46%      22.12%      21.10%      20.86%

TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
                                                   1996                          1995
                                           Second       First       Fourth       Third        Second
(Percentage of average balances)           Quarter      Quarter      Quarter      Quarter      Quarter
Loans                                       69.9%        67.1%        65.8%        62.1%        60.3%
Securities available for sale               27.7         30.1          8.7          8.3          9.0
Securities held to maturity                    -            -         24.2         27.3         29.9
 Total securities                           27.7         30.1         32.9         35.6         38.9
Short-term investments                       2.4          2.8          1.3          2.3          0.8
 Total interest-earning assets             100.0%       100.0%       100.0%       100.0%       100.0%

TABLE 8 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
                                                           Second Quarter 1996 Compared to:
                                                 First Quarter 1996                     Second Quarter 1995
                                                          Increase (Decrease) Due to Change In:
($ in thousands)                          Volume      Rate       Total           Volume        Rate         Total
Taxable-equivalent
    interest earned on:
  Loans                                 $ 5,302    $    745    $ 6,047         $ 20,168    $  (1,283)   $   18,885
  Securities available for sale          (2,423)        126     (2,297)          21,960          101        22,061
  Securities held to maturity                 -            -         -          (31,717)           -       (31,717)
  Short-term investments                   (373)        (26)      (399)           1,500          (59)        1,441
        Total                             2,506         845      3,351           11,911       (1,241)       10,670

Interest paid on:
  NOW accounts                               88         (85)         3           (2,994)         953        (2,041)
  Money market
      deposit accounts                     (412)       (309)      (721)           2,487       (1,107)        1,380
  Savings accounts                          (31)         (7)       (38)             (10)        (135)         (145)
  Other consumer time                       921        (597)       324            1,345         (630)          715
  Public fund certificates of
      deposit of $100,000 or more           745        (326)       419            1,777       (1,622)          155
  Certificates of deposit
      of $100,000 or more                   444          30        474              318          249           567
  Foreign deposits                           69         (36)        33              165          (65)          100
  Federal funds purchased                   (73)         (1)       (74)            (445)        (149)         (594)
  Repurchase agreements                     268          10        278              738         (360)          378
  Long-term debt                             (6)          -         (6)             (57)           3           (54)
        Total                             2,013      (1,321)       692            3,324       (2,863)          461
Taxable-equivalent
  net interest income                   $    493   $   2,166   $  2,659        $   8,587   $    1,622   $    10,209

(1) Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

TABLE 9  -  NONINTEREST INCOME
                                              Three Months Ended                    Six Months Ended
                                                              Percentage                              Percentage
                                       June 30     June 30     Increase      June 30      June 30      Increase
($ in thousands)                        1996        1995       (Decrease)     1996         1995        (Decrease)
Service charges on deposits           $ 13,015    $ 10,855     20 %         $  25,184    $  21,865      15 %
Trust fees                               3,013       2,882      5               6,047        5,703       6
Other service, collection and
 exchange charges:
 Retail investment service income        2,656       1,605     65               4,490        3,156      42
 Mortgage loan servicing income          1,767       1,958    (10)              3,566        3,801      (6)
 ATM fees                                1,677       1,332     26               3,221        2,354      37
 Other                                   2,359       2,047     15               4,650        3,457      35
Total other service, collection
 and exchange charges                    8,459       6,942     22              15,927       12,768      25
Other income:
 Gain on divestiture of
  banking offices                            -           -      -                   -        2,361    (100)
 Gain on sale of business
  lines                                    517       3,064     (83)               517        3,064     (83)
 Other income                            1,727       1,634       6              4,856        3,718      31
Total other income                       2,244       4,698     (52)             5,373        9,143     (41)
Securities gains (losses), net                         (47)   (100)                 -          (44)   (100)
 Total Noninterest Income             $ 26,731    $ 25,330       6 %         $ 52,531    $  49,435       6 %

TABLE 10  -  NONINTEREST EXPENSE
                                        Three Months Ended                           Six Months Ended
                                                                   Percentage                                      Percentage
                                          June 30       June 30     Increase           June 30         June 30      Increase
($ in thousands)                           1996          1995      (Decrease)           1996            1995       (Decrease)
Salaries                                $  30,456     $  26,631         14 %         $   59,544     $    53,874         11 %
Benefits                                    5,966         4,877         22               12,628          10,058         26
 Total staff costs                         36,422        31,508         16               72,172          63,932         13
Occupancy, net                              6,685         6,524          2               12,830          12,825          -
Equipment                                   5,603         4,836         16               10,868           9,520         14
 Total occupancy and equipment             12,288        11,360          8               23,698          22,345          6
Data processing                             4,958         4,626          7               10,208          10,315         (1)
Foreclosed property expense, net           (1,031)         (516)      (100)              (1,822)           (558)      (227)
Regulatory expense                            274         3,439        (92)                 546           7,200        (92)
Postage                                     1,315         1,155         14                2,781           2,409         15
Stationery and supplies                     1,451         1,656        (12)               2,994           3,314        (10)
Telecommunications                          2,039         1,810         13                4,225           3,416         24
Professional fees                           1,156         1,439        (20)               2,544           3,695        (31)
State taxes on equity                       1,500         1,089         38                3,000           2,178         38
Advertising and promotional
 expenses                                   2,657         2,240         19                4,962           3,766         32
Amortization of intangibles                   963           896          7                1,923           1,853          4
Other                                       7,360         6,621         11               14,080          13,016          8
 Total Noninterest Expense              $  71,352     $  67,323          6%          $  141,311     $   136,881         3 %
Efficiency ratio   (1)                      62.97 %       66.16  %                        63.36 %         68.02  %

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

TABLE 11  -  CAPITAL
                                     June 30   March 31     Dec. 31      Sept. 30    June 30
($ in millions)                       1996      1996         1995        1995         1995
Risk-based capital
 Tier 1                             $ 733.4     $ 714.3      $ 697.1     $ 667.6    $ 639.6
 Total                                800.4       778.0        758.3       725.2      695.0

 Quarterly average assets *         7,439.2     7,357.0      7,141.4     7,146.5    7,067.3
 Net risk-adjusted assets           5,285.3     5,014.3      4,810.5     4,512.9    4,328.9

Ratios:
 Leverage                              9.86%       9.71%        9.76%       9.34%      9.05%
 Tier 1 risk-based capital            13.88       14.25        14.49       14.79      14.78
 Total risk-based capital             15.14       15.52        15.76       16.07      16.05

*Excluding SFAS No. 115 adjustment and disallowed intangibles.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Taxable-equivalent basis (1)                 Second Quarter 1996          First Quarter 1996            Second Quarter 1995
(Average balances $ in millions,          Average                      Average                       Average
interest $ in thousands)                  Balance   Interest  Rate     Balance   Interest  Rate      Balance    Interest  Rate
ASSETS
Interest-earning assets:
 Loans (2)                               $4,878.5   $111,287  9.17 %   $4,645.8   $105,240  9.11 %   $3,995.0   $ 92,402  9.28 %
 Securities available for sale            1,935.6     31,706  6.56      2,083.6     34,003  6.53        594.9      9,645  6.49
 Securities held to maturity                    -          -     -            -          -     -      1,977.5     31,717  6.42
  Total securities                        1,935.6     31,706  6.56      2,083.6     34,003  6.53      2,572.4     41,362  6.43
 Short-term investments                     164.8      2,170  5.30        193.0      2,569  5.35         51.2        729  5.71
  Total interest-earning assets           6,978.9   $145,163  8.36 %    6,922.4   $141,812  8.23 %    6,618.6   $134,493  8.14 %
Reserve for possible loan losses           (145.3)                       (147.0)                       (153.9)
Noninterest-earning assets:
 Cash and due from banks                    300.5                         305.3                         306.6
 Other assets                               320.3                         311.0                         311.7
  Total noninterest-earning assets          620.8                         616.3                         618.3
   Total assets                          $7,454.4                      $7,391.7                      $7,083.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
  NOW accounts                            $ 231.4    $ 1,670  2.90 %   $  219.4   $ 1,667   3.06 %   $  683.3   $  3,711  2.18 %
  Money market deposit accounts           1,395.8      8,026  2.31      1,466.4     8,747   2.40        982.3      6,646  2.71
  Savings accounts                          346.3      1,792  2.08        352.3     1,830   2.09        348.1      1,937  2.23
  Other consumer time deposits            2,107.9     29,164  5.56      2,041.9    28,840   5.68      2,011.5     28,449  5.67
  Public fund certificates of deposits
      of $100,000 or more                   832.2     10,934  5.28        776.0    10,515   5.45        705.9     10,779  6.12
  Certificates of deposits
      of $100,000 or more                   219.8      2,793  5.11        184.8     2,319   5.05        193.7      2,226  4.61
  Foreign time deposits                      43.6        577  5.32         38.5       544   5.68         31.5        477  6.06
   Total interest-bearing deposits        5,177.0     54,956  4.27      5,079.3    54,462   4.31      4,956.3     54,225  4.39
 Short-term borrowings:
  Federal funds purchased                    37.5        480  5.14         43.3       554   5.15         70.9      1,074  6.08
  Repurchase agreements                     261.2      3,038  4.68        238.0     2,760   4.66        200.2      2,660  5.33
 Debt                                         6.9        105  6.11          7.3       111   6.13         10.6        159  5.99
  Total interest-bearing liabilities      5,482.6    $58,579  4.30 %    5,367.9   $57,887   4.34 %    5,238.0   $ 58,118  4.45 %
Noninterest-bearing liabilities:
 Demand deposits                          1,107.3                      1,164.3                       1,088.2
 Other liabilities                          127.4                        119.3                         113.8
  Total noninterest-bearing liabilities   1,234.7                      1,283.6                       1,202.0
Total shareholders' equity                  737.1                        740.2                         643.0
   Total liabilities and
      shareholders' equity               $7,454.4                     $7,391.7                      $7,083.0

SPREAD AND NET YIELD
Interest rate spread                                         4.06 %                        3.89 %                         3.69 %
Cost of funds supporting interest-earning assets             3.38 %                        3.36 %                         3.52 %
Net interest income/margin                          $ 86,584 4.98 %              $  83,925 4.87 %              $ 76,375   4.62 %

(1)  Based on the statutory income tax rate of 35%.
(2)  Yield computations include nonaccrual loans in loans outstanding.


CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (cont.)
                                                          Six Months Ended                    Six Months Ended
Taxable-equivalent basis (1)                                June 30, 1996                      June 30, 1995
(Average balances $ in millions,                    Average                             Average
interest $ in thousands)                            Balance     Interest    Rate        Balance     Interest   Rate

ASSETS
Interest-earning assets:
 Loans (2)                                         $4,762.1    $ 216,527   9.14 %      $3,898.0    $ 179,322   9.27 %
 Securities available for sale                      2,009.6       65,709   6.55           601.3       19,361   6.44
 Securities held to maturity                              -            -      -         1,962.3       61,606   6.29
  Total securities                                  2,009.6       65,709   6.55         2,563.6       80,967   6.33
 Short-term investments                               178.9        4,739   5.31           120.8        3,446   5.75
  Total interest-earning assets                     6,950.6    $ 286,975   8.29 %       6,582.4    $ 263,735   8.06 %
Reserve for possible loan losses                     (146.1)                             (153.6)
Noninterest-earning assets:
 Cash and due from banks                              302.9                               308.7
 Other assets                                         315.7                               314.5
  Total noninterest-earning assets                    618.6                               623.2
   Total assets                                    $7,423.1                             7,052.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
  NOW accounts                                      $ 225.4   $   3,337    2.98 %      $  695.9     $  7,518    2.18 %
  Money market deposit accounts                     1,431.1      16,773    2.36         1,021.6       14,090    2.78
  Savings accounts                                    349.3       3,622    2.09           352.5        3,932    2.25
  Other consumer time deposits                      2,074.9      58,004    5.62         1,987.0       54,182    5.50
  Public fund certificates of deposits
      of $100,000 or more                             804.1      21,449    5.36           688.3       20,495    6.01
  Certificates of deposits of $100,000 or more        202.3       5,112    5.08           199.4        4,659    4.71
  Foreign time deposits                                41.1       1,121    5.49            33.5          962    5.79
   Total interest-bearing deposits                  5,128.2     109,418    4.29         4,978.2      105,838    4.29
 Short-term borrowings:
  Federal funds purchased                              40.4       1,034    5.15            52.0        1,523    5.91
  Repurchase agreements                               249.6       5,798    4.67           168.8        4,303    5.14
 Debt                                                   7.1         216    6.13            10.8          328    6.10
  Total interest-bearing liabilities                5,425.3   $ 116,466    4.32 %       5,209.8    $ 111,992    4.33 %
Noninterest-bearing liabilities:
 Demand deposits                                    1,135.8                             1,086.7
 Other liabilities                                    123.4                               122.6
  Total noninterest-bearing liabilities             1,259.2                             1,209.3
Total shareholders' equity                            738.6                               632.9
   Total liabilities and shareholders' equity      $7,423.1                            $7,052.0

SPREAD AND NET YIELD
Interest rate spread                                                       3.97 %                              3.73 %
Cost of funds supporting interest-earning assets                           3.37 %                              3.43 %
Net interest income/margin                                     $ 170,509   4.92 %                  $ 151,743   4.63 %

(1)  Based on the statutory income tax rate of 35%.
(2)  Yield computations include nonaccrual loans in loans outstanding.

                           PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

       (a)     Exhibits

       (b)     Reports on Form 8-K

                      A  report  on Form 8-K dated July 8,  1996,  was
            filed by the registrant reporting Item 5 Other Events.








                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                              HIBERNIA CORPORATION
                              (Registrant)



Date:  August 13, 1996     By:   /s/ Ron E. Samford, Jr.
                                 Ron E. Samford, Jr.
                                 Executive Vice President and
                                 Controller (principal accounting
                                 officer)