Form 10-Q
period 1996-09-30
HIBERNIA CORP
filed 1996-11-14
CIK 47288

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                           FORM 10-Q




           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For  Quarter Ended  September 30, 1996      Commission File Number  1-10294



                      HIBERNIA CORPORATION
     (Exact name of registrant as specified in its charter)



Louisiana                                        72-0724532
(State or other jurisdiction of               (I.R.S. Employer
Identification Number)                      Identification Number)



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

          Class                         Outstanding at October 31, 1996
Class A Common Stock, no par value          122,397,173 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                           September 30    December 31     September 30
Unaudited ($ in thousands)                                          1996           1995             1995

Assets
  Cash and due from banks                                        $  432,630      $  384,307      $  315,957
  Short-term investments                                            245,484          91,003          95,410
  Securities available for sale                                   1,907,284       2,163,123         544,322
  Securities held to maturity (estimated fair value
      at September 30, 1995 was $1,725,833)                               -              -        1,721,166
  Loans, net of unearned income                                   5,505,957       4,533,822       4,279,129
      Reserve for possible loan losses                             (129,210)       (147,678)       (152,053)
          Loans, net                                              5,376,747       4,386,144       4,127,076
  Bank premises and equipment                                       162,018         120,339         120,833
  Customers' acceptance liability                                       568              -              115
  Other assets                                                      289,268         197,619         193,442
          Total assets                                           $8,413,999      $7,342,535      $7,118,321

Liabilities
  Deposits:
      Demand, noninterest-bearing                                $1,339,314      $1,187,993      $1,096,164
      Interest-bearing                                            5,700,017       5,041,682       4,966,996
          Total deposits                                          7,039,331       6,229,675       6,063,160
  Short-term borrowings                                             355,612         258,532         238,668
  Liability on acceptances                                              568               -             115
  Other liabilities                                                 142,526         112,942         118,861
  Debt                                                                7,921           8,667           8,837
          Total liabilities                                       7,545,958       6,609,816       6,429,641

Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; 2,000,000 shares issued
      and outstanding at September 30, 1996                        100,000                -               -
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 122,344,735,
     122,074,527 and 122,061,891 at September 30, 1996,
     December 31, 1995 and September 30, 1995, respectively         234,902         234,383         234,359
  Surplus                                                           375,466         375,544         375,116
  Retained earnings                                                 173,472         120,803          94,069
  Treasury stock at cost, 17,407 shares at December 31, 1995              -            (183)              -
  Unrealized gains (losses) on securities available for sale         (1,409)         16,562           1,180
  Unearned compensation                                             (14,390)        (14,390)        (16,044)
          Total shareholders' equity                                868,041         732,719         688,680
          Total liabilities and shareholders' equity             $8,413,999      $7,342,535      $7,118,321

See notes to consolidated financial statements.

Consolidated Income Statements
                                                          Three Months Ended      Nine Months Ended
Hibernia Corporation and Subsidiaries                     September 30            September 30
Unaudited ($ in thousands, except per share data)            1996       1995         1996       1995
Interest income
    Interest and fees on loans                           $115,229   $95,725      $329,781   $272,875
    Interest on securities available for sale              30,775      9,081       95,841     28,441
    Interest on securities held to maturity                     -     29,305            -     90,146
    Interest on short-term investments                      2,252      2,299        6,991      5,745
        Total interest income                             148,256    136,410      432,613    397,207
Interest expense
    Interest on deposits                                   57,561     54,975      166,978    160,813
    Interest on short-term borrowings                       3,824      3,800       10,657      9,627
    Interest on debt                                          110        136          326        463
        Total interest expense                             61,495     58,911      177,961    170,903
Net interest income                                        86,761     77,499      254,652    226,304
    Provision for possible loan losses                    (15,000)         5      (15,000)      (135)
Net interest income after provision
   for possible loan losses                               101,761     77,494      269,652    226,439
Noninterest income
    Service charges on deposits                            13,817     11,670       39,000     33,536
    Trust fees                                              3,198      3,015        9,245      8,718
    Other service, collection and exchange charges          8,378      7,165       24,306     19,933
    Gain on divestiture of banking offices                      -          -            -      2,361
    Gain on sale of business lines                              -        281          517      3,345
    Other operating income                                  1,562      2,211        6,417      5,928
    Securities gains (losses), net                         (5,613)        (9)      (5,613)       (53)
        Total noninterest income                           21,342     24,333       73,872     73,768
Noninterest expense
    Salaries and employee benefits                         39,505     32,411      111,676     96,343
    Occupancy expense, net                                  6,535      6,635       19,365     19,460
    Equipment expense                                       9,610      5,481       20,477     15,001
    Data processing expense                                 5,583      4,377       15,791     14,692
    Foreclosed property expense, net                         (307)      (216)      (2,130)      (774)
    Other operating expense                                20,906     15,919       57,964     56,764
        Total noninterest expense                          81,832     64,607      223,143    201,486
Income before income taxes                                 41,271     37,220      120,381     98,721
Income tax expense                                         14,649      3,031       42,444      7,842
Net income                                                $26,622    $34,189      $77,937    $90,879
Net income per common share                                 $0.22      $0.28        $0.65      $0.75

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
                                         Shares Outstanding
                                         Preferred   Common
                                            Stock     Stock     Preferred     Common                Retained
Nine months ended September 30, 1996       (000s)     (000s)        Stock      Stock     Surplus    Earnings      Other       Total

Balances at December 31, 1995                  -     122,057         $-     $234,383    $375,544    $120,803     $1,989    $732,719
Net income                                     -           -          -            -           -      77,937          -      77,937
Issuance of common stock:
   Dividend Reinvestment Plan                  -          75          -          145         646           -                    791
   Stock Option Plan                           -         120          -          140         199           -        483         822
   Retirement Security Plan                    -         119          -          229       1,055           -                  1,284
   Restricted stock awards                     -           4          -            5          22           -         11          38
Issuance of preferred stock                2,000           -    100,000            -      (2,000)          -                 (2,000)
Acquisition of treasury stock                  -         (30)         -            -           -           -       (311)       (311)
Cash dividends declared:
   Common ($.21 per share)                     -           -          -            -           -     (25,268)               (25,268)
Change in unrealized gains (losses)
   on securities available for sale            -           -          -            -           -           -    (17,971)    (17,971)
   Balances at September 30, 1996          2,000     122,345   $100,000    $234,902     $375,466    $173,472   ($15,799)   $768,041


                                        Shares Outstanding
                                        Preferred   Common
                                          Stock     Stock      Preferred     Common                Retained
Nine months ended September 30, 1995     (000s)     (000s)         Stock      Stock     Surplus    Earnings      Other       Total

Balances at December 31, 1994                  -     121,617         $-     $234,080    $374,744     $23,851   ($26,908)   $605,767
Net income                                     -           -          -            -           -      90,879                 90,879
Issuance of common stock:
   Dividend Reinvestment Plan                  -          89          -          170         477           -                    647
   Stock Option Plan                           -          40          -           57          97           -         94         248
   Retirement Security Plan                    -          63          -            -         (32)          -        512         480
   Restricted stock awards                     -         264          -           52        (122)          -      1,902       1,832
Acquisition of treasury stock                  -         (11)         -            -           -           -        (94)        (94)
Purchase of common shares
   by ESOP                                     -           -          -            -           -           -    (16,044)    (16,044)
Cash dividends declared:
   Common ($.18 per share)                     -           -          -            -           -     (20,135)         -     (20,135)
   By pooled companies prior
     to merger                                 -           -          -            -           -        (620)         -        (620)
Change in unrealized gains (losses)
   on securities available for sale            -           -          -            -           -           -     25,674      25,674
Other                                          -           -          -            -         (48)         94          -          46
   Balances at September 30, 1995              -     122,062         $-     $234,359    $375,116     $94,069   ($14,864)   $688,680

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Nine Months Ended September 30
Unaudited ($ in thousands)                                                     1996            1995

Operating activities
  Net income                                                                $77,937         $90,879
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses                                 (15,000)           (135)
         Amortization of intangibles and deferred charges                     3,626           2,780
         Depreciation and amortization                                       14,940          13,428
         Premium amortization, net of discount accretion                      3,149           5,474
         Realized securities (gains) losses, net                              5,613              53
         Gain on sale of assets                                              (1,994)         (7,161)
         Provision for losses on foreclosed and other assets                  5,155             759
         Decrease (increase) in deferred income tax asset                       244         (11,688)
         Decrease (increase) in interest receivable and other assets          8,367          (1,288)
         Increase in interest payable and other liabilities                  21,434           8,172
       Net cash provided by operating activities                            123,471         101,273
Investing activities
  Purchases of securities held to maturity                                        -        (159,573)
  Purchases of securities available for sale                               (132,220)        (19,967)
  Proceeds from sales of securities available for sale                      200,349          30,285
  Maturities of securities held to maturity                                       -         337,651
  Maturities of securities available for sale                               385,044          68,179
  Net increase in loans                                                    (808,727)       (838,734)
  Proceeds from sales of loans                                              198,440         109,820
  Acquisition of CM Bank Holding Co., net of $131,843 cash acquired         (71,093)              -
  Purchases of premises, equipment and other assets                         (20,935)        (18,520)
  Proceeds from sales of foreclosed assets                                    6,791           5,336
  Proceeds from divestiture of banking offices, net of $1,069 cash sold           -         (13,708)
  Proceeds from sales of business lines                                         517         114,865
  Proceeds from sales of premises, equipment and other assets                   547             608
       Net cash used by investing activities                               (241,287)       (383,758)
Financing activities
  Net increase in domestic deposits                                         199,314          54,733
  Net decrease in time deposits - foreign office                            (14,317)         (7,007)
  Net increase in short-term borrowings                                      62,375          79,933
  Payments on debt                                                           (2,108)         (3,009)
  Issuance of preferred stock                                                98,000               -
  Issuance of common stock                                                    2,935           3,207
  Purchase of common stock by ESOP                                                -         (16,044)
  Dividends paid                                                            (25,268)        (20,755)
  Acquisition of treasury stock                                                (311)            (94)
       Net cash provided by financing activities                            320,620          90,964
Increase (decrease) in cash and cash equivalents                            202,804        (191,521)
  Cash and cash equivalents at beginning of year                            475,310         602,888
       Cash and cash equivalents at end of period                          $678,114        $411,367

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

      Note 2 MERGER AGREEMENTS On August 26, 1996, Hibernia Corporation acquired CM Bank Holding Company ("Calcasieu"), parent company of Calcasieu Marine National Bank, in a transaction accounted for as a purchase. Calcasieu had $777 million in assets, $352 million in loans and $625 million in deposits as of August 26, 1996.
Calcasieu shareholders received $201.7 million in cash in connection with the transaction. Under the purchase method of accounting, the assets and liabilities of Calcasieu were adjusted to their estimated fair value as of the purchase date. The excess of cost over the fair value of net assets acquired was $96.9 million and is being amortized on a straight-line-basis over 25 years. The results of operations have been consolidated with those of Hibernia Corporation beginning August 26, 1996.

      Unaudited pro forma data giving effect to the purchase of Calcasieu as if the transaction had occurred at the beginning of each period presented is included in the table below. Unaudited pro forma data is not necessarily indicative of future results.

                                     Nine months ended September 30
                                             1996      1995
     (in thousands)
     Interest and noninterest income       $541,427   $511,329
     Net income                             $67,659    $89,888

     Net income per common share               $.56       $.74

      On October 1, 1996, Hibernia Corporation acquired St. Bernard Bank & Trust Co. (St. Bernard), located in suburban New Orleans, in a transaction accounted for as a purchase. St. Bernard had $244 million in assets, $32 million in loans and $221 million in deposits as of October 1, 1996, and was purchased for $46.6 million in cash. The results of operations of St. Bernard will be consolidated with those of Hibernia Corporation beginning October 1, 1996 and are not included in the September 30, 1996 financial statements.

      A merger with Texarkana National Bancshares, Inc. ("Texarkana"), located in northeast Texas, has received regulatory approval and is pending shareholder approval. Texarkana had $396 million in assets, $212 million in loans and $336 million in deposits as of September 30, 1996, and Texarkana shareholders will receive approximately $76 million in Hibernia Corporation Class A Common Stock in exchange for all outstanding shares of Texarkana common stock. It is anticipated that this transaction will be accounted for as a pooling of interests when consummated, which is expected in the fourth quarter of 1996.

     Note 3 PREFERRED STOCK ISSUANCE On September 30, 1996, Hibernia Corporation issued 2,000,000 shares of Fixed/Adjustable Rate
Noncumulative Preferred Stock with a $50 per share liquidation preference. Proceeds from the issuance totaled $98 million, which is net of $2 million in issuance costs. The 6.9% nonconvertible preferred stock is redeemable at any time on or after October 1, 2001, at the option of Hibernia (with prior Federal Reserve Board approval). Proceeds from the sale of the preferred stock will be used for general corporate purposes.

      Note 4 EMPLOYEE BENEFIT PLANS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors to purchase shares of Class A Common Stock at no less than the fair market value of the stock at the date of grant. All options granted prior to 1992 became exercisable six months from the date of grant. The remaining options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. Options granted under the 1993 Directors' Stock Option Plan become fully vested upon retirement of the holder.

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

      At September 30, 1996, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan totaled 152,772; 637,708; and 712,500, respectively.

     The tables below summarize the activity in the plans during the third quarter of 1996:

                                           Incentive         Non-Qualified
1987 STOCK OPTION PLAN

Outstanding, June 30, 1996                    160,553            1,348,238
Granted (a)                                         -                5,000
Exercised                                           -               (2,268)
Outstanding, September 30, 1996               160,553            1,350,970

Exercisable, September 30, 1996               140,390            1,199,216


LONG-TERM INCENTIVE PLAN

Outstanding, June 30, 1996                     12,598            4,973,144
Canceled                                            -              (27,365)
Exercised                                           -              (23,452)
Outstanding, September 30, 1996                12,598            4,922,327

Exercisable, September 30, 1996                     -            1,275,504

(a) The exercise price of the options granted during the third quarter is $11.5625 per share.

                                           Incentive         Non-Qualified
1993 DIRECTORS' STOCK OPTION PLAN

Outstanding, June 30, 1996                         -               285,000
Exercised                                          -               (21,250)
Outstanding, September 30, 1996                    -               263,750

Exercisable, September 30, 1996                    -                85,000


     Effective April 1, 1995, the Company instituted an employee stock ownership plan (ESOP) in which substantially all employees participate. The ESOP is authorized to spend up to $30 million to acquire Hibernia Corporation Class A Common Stock of which $16 million has been spent as of September 30, 1996 to acquire 2,008,588 shares.

      Note 5 PER SHARE DATA Income per common share is based on the weighted average number of common shares outstanding of 120,597,052 and 120,423,186 for the three months and nine months ended September 30, 1996, and 120,082,295 and 120,803,057 for the three months and nine months ended September 30, 1995. These weighted averages exclude uncommitted shares held by the ESOP.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME
AND SELECTED FINANCIAL DATA (1)
Hibernia Corporation and Subsidiaries
                                                              Three Months Ended             Nine Months Ended
                                                       Sept. 30     June 30    Sept. 30    Sept. 30    Sept. 30
($ in thousands, except per-share data)                    1996        1996        1995        1996        1995
Interest income                                        $148,256    $143,906    $136,410    $432,613    $397,207
Interest expense                                         61,495      58,579      58,911     177,961     170,903
   Net interest income                                   86,761      85,327      77,499     254,652     226,304
Provision for possible loan losses                      (15,000)         -            5     (15,000)       (135)
   Net interest income after provision for possible
       loan losses                                      101,761      85,327      77,494     269,652     226,439
Noninterest income:
   Noninterest income                                    26,955      26,731      24,342      79,485      73,821
   Securities gains (losses), net                        (5,613)         -           (9)     (5,613)        (53)
Noninterest income                                       21,342      26,731      24,333      73,872      73,768
Noninterest expense                                      81,832      71,352      64,607     223,143     201,486
   Income before taxes                                   41,271      40,706      37,220     120,381      98,721
Income tax expense                                       14,649      14,103       3,031      42,444       7,842
   Net Income                                           $26,622     $26,603     $34,189     $77,937     $90,879
Income per common share (2)                               $0.22       $0.22       $0.28       $0.65       $0.75
Income per common share (tax effected) (3)                $0.22       $0.22       $0.20       $0.65       $0.51
Cash dividends declared per common share (2)              $0.07       $0.07       $0.06       $0.21       $0.18
Average common shares outstanding (000s) (2)            120,597     120,384     120,082     120,423     120,803
Selected Quarter-End Balances (in millions)
Loans                                                  $5,505.9    $4,989.7    $4,279.2
Deposits                                                7,039.3     6,293.3     6,063.2
Debt                                                        8.0         6.8         8.8
Equity                                                    868.0       744.4       688.7
Total assets                                            8,414.0     7,454.7     7,118.3
Selected Average Balances (in millions)
Loans                                                  $5,143.2    $4,878.5    $4,150.0    $4,890.1    $3,983.0
Deposits                                                6,504.8     6,284.3     6,078.5     6,344.8     6,069.5
Debt                                                        7.1         6.9         8.9         7.1        10.2
Equity                                                    749.8       737.1       670.3       742.3       645.5
Total assets                                            7,741.4     7,454.4     7,166.0     7,529.9     7,090.4
Selected Ratios (%)
Return on average assets                                   1.38        1.43        1.91        1.38        1.71
Return on average assets (tax effected) (3)                1.38        1.43        1.31        1.38        1.17
Return on average common equity                           14.22       14.44       20.40       14.00       18.77
Return on average common equity (tax effected) (3)        14.22       14.44       13.99       14.00       12.85
Return on average total equity                            14.20       14.44       20.40       14.00       18.77
Return on average total equity (tax effected) (3)         14.20       14.44       13.99       14.00       12.85
Net interest margin (taxable equivalent)                   4.91        4.98        4.70        4.92        4.65
Efficiency (4)                                            71.18       62.97       62.58       66.02       66.18
Tier 1 risk-based capital                                 12.65       13.88       14.79
Total risk-based capital                                  13.91       15.14       16.07
Leverage                                                   9.74        9.86        9.34

(1) All financial information has been restated for mergers accounted for as poolings of interests. Prior periods have been conformed to current period presentation.
(2) Income per common share is based on the weighted average number of common shares outstanding (net of uncommitted ESOP shares) in the respective period. Dividends per common share are historical amounts.
(3) The effective tax rate in 1995 was significantly less than the Company's statutory tax rate due to the recognition of deferred tax benefits. Previously reported operating results are adjusted to reflect a 37% effective tax rate for 1995 to improve the comparability of these amounts to 1996 results.
(4) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the "Company" or "Hibernia") and its bank subsidiary, Hibernia National Bank (the "Bank"), and should be read in conjunction with the consolidated financial statements, notes and tables. Financial data for all periods presented have been restated for mergers accounted for as poolings of interests. On August 26, 1996, Hibernia completed its acquisition of CM Bank Holding Company ("Calcasieu"), parent company
of  Calcasieu  Marine  National Bank.   Because  the  transaction  was
accounted for as a purchase, the results of operations of Calcasieu are included with those of Hibernia from the transaction date.


THIRD-QUARTER 1996 HIGHLIGHTS


Hibernia Corporation's third-quarter 1996 results showed continued improvement in earnings per share on a comparable basis over the third quarter of 1995, healthy loan and deposit increases and strong noninterest income growth. Last year's results reflected a lower-than-normal effective federal income tax rate as the Company recognized deferred tax benefits. To make comparisons to 1996 results more meaningful, 1995 net income and earnings per share results are adjusted on a proforma, fully tax-effected basis, whereby tax expense is assumed at an effective tax rate of 37%.

     Net income for the third quarter of 1996 totaled $26.6 million ($.22 per share). For the third quarter of 1995, reported net income of $34.2 million ($.28 per share) would have been $23.4 million ($.20 per share) on a fully tax-effected basis. Therefore, on a comparable basis, net income for the third quarter of 1996 improved 14% and earnings per share rose 10%.

     Net income for the first nine months of 1996 totaled $77.9 million ($.65 per share). Reported net income of $90.9 million ($.75 per share) for the first nine months of 1995 would have been $62.2 million ($.51 per share) on a fully tax-effected basis. On a comparable basis, net income improved 25% and earnings per share rose 27% for the first nine months of 1996.

     Returns on assets (ROA) and total equity (ROE), were 1.38% and 14.20%, respectively, for the third quarter of 1996 compared to 1.31% and 13.99% on a fully tax-effected basis in the third quarter of 1995. Reported ROA and ROE for the third quarter of last year were 1.91% and 20.40%, respectively.

     The ROA for the first nine months of 1996 was 1.38% compared to 1.17%, on a fully tax-effected basis, and 1.71% as reported for the same periods in 1995. The ROE for the first nine months of 1996 was 14.00% compared to 12.85% for the first nine months of 1995, on a fully tax-effected basis. Reported ROE for the first nine months of 1995 was 18.77%.

     Third-quarter 1996 pre-tax results improved compared to the same period last year because of a $9.3 million (12%) increase in net interest income (resulting from an improved net interest margin and higher average earning assets), a $15.0 million negative provision for loan losses and a $2.6 million (11%) improvement in noninterest income, excluding securities transactions. These increases were partially offset by a $17.2 million (27%) increase in overhead and $5.6 million in securities losses. Contributing to the increase in overhead were $4.0 million in asset write-downs related to technological enhancements, $3.3 million in additions to reserves for health care benefits and other expenses, $2.2 million in expenses related to Calcasieu, and $2.4 million related to Hibernia's strategic improvement process, Vision 2000.

     For the first nine months of 1996, the increase in pre-tax income over 1995 was due to the same factors as the quarterly improvement. For the nine-month period net interest income increased $28.3 million (13%) and noninterest income, excluding securities transactions, rose $5.7 million (8%), while overhead increased $21.7 million (11%), with year-to-date Vision 2000 expenses totaling $6.0 million.

     Total loans were up $1,226.7 million (29%) from September
     30,  1995, to $5.5 billion at September 30, 1996.   Consumer
     loans increased $599.3 million (29%) to $2.7 billion and commercial loans grew $627.4 million (28%) to $2.8 billion.

     Asset quality remained strong with reserve coverage of nonperforming assets at almost 897% at September 30, 1996 compared to 775% at September 30, 1995. Total nonperforming assets declined to $20.4 million, down 28% from a year ago. Nonperforming assets as a percentage of loans plus foreclosed assets and excess bank-owned property were reduced to 0.37%, compared to 0.66% at September 30, 1995.

     On September 30, 1996, Hibernia raised $100 million in capital by issuing two million shares of Fixed/Adjustable Rate Noncumulative Preferred Stock at $50 per share. The stock is non-convertible and redeemable at Hibernia's option (with prior Federal Reserve Board approval) at any time on or after October 1, 2001. The initial dividend of 6.90%, payable quarterly, is fixed for five years. Thereafter, the dividend rate will be adjusted quarterly based on yields of various U.S. government securities.

     In  October 1996, Hibernia's Board of Directors increased
     the   quarterly  cash  dividend  on  common  stock  by  14%,
     declaring a $.08 per common share cash dividend.

     The addition of Calcasieu, which had $777 million in assets, $352 million in loans, $625 million in deposits and 21 banking offices located in four southwest Louisiana parishes, gives the Company a major presence in the only region of the state where Hibernia previously did not have a significant market share.

     After completion of two mergers pending at September 30, 1996, assets would increase to approximately $9 billion. Hibernia would then have 199 locations in 29 Louisiana
     parishes  and  two  Texas  counties.   Merger  activity   is
     summarized below:

                                         Assets   Number
                                       at 9/30/96    of   Accounting
   Bank Holding Company/Bank          (millions)  Offices   Method   Merger Date

   St. Bernard Bank & Trust Co.          $244       11     Purchase  October 1, 1996 (1)

   Texarkana National Bancshares, Inc./  $396        9     Pooling   Fourth Quarter 1996 (2)
      Texarkana National Bank

(1) Completed.
(2) Anticipated. Pending shareholder approval.


FINANCIAL CONDITION:

EARNING ASSETS


Earning assets averaged $7.1 billion in the third quarter of 1996, a $456.5 million (7%) increase from the third-quarter 1995 average of
$6.7  billion.   For  the first nine months of 1996,  average  earning
assets  increased $397.7 million (6%) from the first  nine  months  of
1995.    The   purchase  transaction  with  Calcasieu  accounted   for
approximately $153.0 million of the quarterly increase and $51.4 million of the increase for the nine-month period. The increases in average earning assets for both the current quarter and the first nine months of 1996 were due to increases of over $900 million in average loans, partially offset by decreases of approximately $550 million in average securities. Hibernia has funded the loan growth through the reinvestment of proceeds from maturing securities and increases in deposits and borrowed funds.

   Loans. Average loans for the third quarter of 1996 of $5.1 billion were up $264.7 million (5%) from the second quarter of 1996 and up $993.2 million (24%) compared to the third quarter of 1995. Average loans for the first nine months of 1996 compared to the first nine months of 1995 increased $907.1 million (23%). Calcasieu added approximately $113.9 million to third quarter 1996 average loans and $38.3 million to average loans for the first nine months of 1996.

   Table 1 presents the Company's commercial loans classified by repayment source and consumer loans according to type at September 30, 1996, June 30, 1996 and September 30, 1995. Total loans increased $516.2 million (10%) during the third quarter of 1996, with approximately two-thirds of the increase resulting from Calcasieu. Commercial loans increased $276.9 million (11%), while consumer loans increased $239.3 million (10%). Calcasieu accounted for $207.1 million of the increase in commercial loans. Calcasieu accounted for $139.7 million of the increase in consumer loans, with the remainder of the increase resulting from growth in adjustable-rate residential mortgage loans. Compared to September 30, 1995, loans increased
$1,226.7 million (29%). Commercial loans were up $627.4 million (28%), and consumer loans increased $599.3 million (29%) with growth in virtually all categories of consumer loans.

   Securities. Average securities decreased $550.7 million (23%) in the third quarter of 1996 compared to the third quarter of 1995. For the first nine months of 1996 average securities decreased $552.7 million (22%). The decreases are the result of the reinvestment of maturing securities into higher-yielding loans, partially offset by the effect of the Calcasieu transaction, which added $39.1 million and $13.1 million to the averages for the current quarter and first nine months of 1996, respectively.

   Average securities available for sale increased approximately $1.3 billion for the third quarter and the first nine months of 1996 compared to the same periods in 1995. In December 1995, in accordance with the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide), the Company chose to reclassify all of its securities held to maturity to the available for sale portfolio. The amortized cost of the transferred securities was $1.6 billion and net unrealized gains were $20.2 million. This reclassification gives the Company greater flexibility in managing the portfolio for income, interest-rate risk and liquidity. Although net unrealized gains or losses in the available for sale portfolio are reflected as a separate component of equity, these gains or losses are not included in regulatory capital for purposes of computing capital adequacy ratios.

   As a result of this reclassification, Hibernia had no securities designated as held to maturity for the third quarter or the first nine months of 1996 compared to averages of $1.8 billion in the third quarter of 1995 and $1.9 billion for the first nine months of 1995.

   Short-Term Investments. Average short-term investments (primarily federal funds sold) for the three months ended September 30, 1996, of $167.7 million were up $14.0 million (9%) compared to an average of $153.7 million in the third quarter of 1995.


ASSET QUALITY


Table  2  presents a summary of nonperforming assets at the end of  the
past  five  quarters.   Table  3 presents  a  summary  of  changes  in
nonperforming loans for the three-month and nine-month periods ended September 30, 1996 and 1995.

  Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled
$20.4 million at September 30, 1996, including $1.1 million in nonaccrual loans resulting from the Calcasieu transaction. Nonperforming assets were down 28% compared to $28.2 million at September 30, 1995 and down $3.6 million (15%) compared to $23.9 million at June 30, 1996. Nonperforming loans, which totaled $14.4 million at September 30, 1996, declined $5.2 million (27%) from a year ago, and declined $3.0 million (17%) from the second quarter of 1996. Foreclosed assets totaled $3.7 million at September 30, 1996, down $2.6 million (41%) from a year earlier, and up $.2 million (6%) from June 30, 1996. Excess bank-owned property at September 30, 1996 was unchanged from $2.2 million a year earlier, and down $.7 million (25%) from June 30, 1996.

   At September 30, 1996, the recorded investment in loans considered impaired under SFAS No. 114 was $14.4 million. The related reserve for possible loan losses was $2.6 million. The comparable amounts at September 30, 1995 were $18.3 million and $2.0 million, respectively. These loans are included in nonaccrual loans in Table 2.



  As illustrated in Table 3, loans totaling $8.1 million were added to nonperforming loans during the third quarter of 1996. Payments and sales resulted in a $6.0 million reduction in nonperforming loans and charge-offs further reduced nonperforming loans in the third quarter of 1996 by $4.4 million. Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property at September 30, 1996, improved to .37%, down from .66% a year ago and
 .48% at June 30, 1996.

   In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $30.2 million as of September 30, 1996.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES


As a result of continued asset quality improvement and strong reserve coverage, a $15 million negative provision for possible loan losses
was  recorded  for  the third quarter of 1996.   After  this  negative
provision, the reserve for possible loan losses as a percentage of nonperforming loans was 897% at September 30, 1996, compared to 775% at September 30, 1995 and 826% at June 30, 1996.

   Net charge-offs totaled $5.1 million in the third quarter of 1996, compared to $.2 million in the third quarter of 1995. For the first nine months of 1996, net charge-offs totaled $8.8 million compared to $1.8 million for the same period in 1995. As a percentage of average loans, annualized net charge-offs in the third quarter of 1996 and 1995 were .40% and .02%, respectively. The net charge-off ratio for the first nine months of 1996 was .24% compared to .06% for the first nine months of 1995. Net charge-offs were up primarily due to increased losses in indirect lending as the portfolio grew almost 20% in the 12 months ended September 30, 1996.

   The reserve for possible loan losses totaled $129.2 million, or 2.35% of total loans, at September 30, 1996, compared to $152.1 million, or 3.55%, a year earlier. In terms of both dollar amount and as a percentage of loans, the reserve for possible loan losses has been declining since the end of 1993 as a result of net charge-offs and negative provisions. Management has deemed the present level to be adequate to absorb future potential loan losses inherent in the existing portfolio, considering the level and mix of the loan portfolio, current economic conditions and market trends. Because factors such as loan growth and the future collectibility of loans are uncertain, the level of future provisions (positive or negative), if any, cannot be predicted. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the third quarter and the first nine months of 1996 and 1995.




FUNDING SOURCES:

DEPOSITS AND BORROWINGS


Deposits.   Average deposits totaled $6.5 billion in the third  quarter of 1996, a $426.3 million (7%) increase from the third quarter of 1995
due  to  both internal growth and the Calcasieu transaction.   Average
core deposits were up $159.0 million (3%) primarily because of Calcasieu.

   Table 5 presents the composition of average deposits for the third and second quarters of 1996 and the third quarter of 1995.


   NOW account average balances were down $437.1 million and money market deposit accounts were up $400.2 million in the third quarter of 1996 compared to the third quarter of 1995. During the fourth quarter of 1995, Hibernia instituted a new product, the Reserve Money Manager account, in which each NOW account is joined with a money market account. As needed, funds are moved from the money market account to cover items presented for payment to the customer's NOW account up to a maximum of six such transfers per statement cycle. For the third quarter of 1996 the effect of the Reserve Money Manager account was $520.7 million (reducing NOW account average balances and increasing money market deposit account average balances). Net of this effect, NOW account average balances were up $83.6 million (12%) and money market deposit account average balances were down $120.5 million (12%).

   Calcasieu accounted for approximately 40% of the growth in average NOW account balances in the third quarter of 1996 compared to the third quarter of 1995, with internal growth accounting for the remaining increase. Money market deposit accounts declined because the rate paid on these accounts was less attractive than those of other investment products. For the first nine months of 1996 the effect of the Reserve Money Manager accounts was $526.9 million. Net of this effect NOW account average balances were up $67.6 million (10%) for the first nine months of 1996 compared to the same period in 1995 while money market deposit accounts decreased $120.5 million (12%) from the first nine months of 1995.

   Average noncore deposits increased $267.3 million (29%) from the third quarter of 1995. Public fund certificates of deposit increased $167.1 million (24%) and other large-denomination certificates of deposit increased $104.0 million (59%). The increases in public funds deposits is due, in part, to greater access in new markets (through mergers and acquisitions) to public agency funds as well as increases in funds from existing relationships.

   Borrowings. Average borrowings -- which include federal funds purchased, securities sold under agreements to repurchase (repurchase agreements) and debt -- increased $30.8 million (10%) to $328.2 million for the third quarter of 1996 compared to the third quarter of 1995. For the first nine months of 1996, borrowings increased $53.8 million (21%) to $307.6 million. The increases for both periods result primarily from growth in repurchase agreements related to new cash management products which "sweep" funds from deposit accounts.

   Average repurchase agreements increased $21.7 million in the third quarter of 1996 and $60.9 million for the first nine months of 1996 over the comparable periods in 1995 as a result of continued marketing of cash management products, which allow Hibernia customers to earn interest on idle deposits. Fluctuations in short-term borrowings can also stem from differences in the timing of the expansion of lending opportunities and the growth of other funding sources (deposits and proceeds from maturing securities). The Company's reliance on these funds, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

   The Company's long-term debt at September 30, 1996, which totaled $7.9 million, is comprised of advances from the Federal Home Loan Bank of Dallas.


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

   On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. At September 30, 1996, Hibernia held a $6.9 million foreign exchange rate forward contract to protect against exchange rate risk on a loan to be repaid in a foreign currency.

   Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $211.5 million at September 30, 1996. In addition to these customer-related derivative financial instruments, the Company has entered into contracts for its own account which total $31.8 million. As of
September 30, 1996, Hibernia's risk of loss due to interest rate fluctuations on trading derivatives was approximately $.2 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME


Taxable-equivalent net interest income for the three months ended September 30, 1996, totaled $88.0 million, a $9.1 million increase from the same period in 1995 and a $1.4 million increase from the second quarter of 1996. For the first nine months of 1996, net interest income increased $27.9 million over the first nine months of 1995 to $258.5 million.

   Factors contributing to the increase from the third quarter of 1995 include: the effect of the Calcasieu transaction ($1.8 million); the positive effect of the change in the mix of earning assets from lower-yielding securities to loans, which comprised 72.0% of average earning assets in the third quarter of 1996 compared to 62.1% in the third quarter of 1995; overall growth in earning assets; lower rates paid on deposits and borrowings; and higher yields on securities. These factors were partially offset by lower yields on loans (market rates in the third quarter of 1996 were down over 40 basis points from the third quarter of 1995). The increase in net interest income in the third quarter of 1996 compared to the second quarter of 1996 was due to the same factors discussed above except that loan yields were down 18 basis points (primarily due to the income received in the second quarter of 1996 on nonaccrual and previously charged-off loans) and deposit and borrowing costs were unchanged .


   Table 6 details the net interest margin for the most recent five quarters. Table 7 shows the composition of earning assets for the most recent five quarters, revealing the change in the mix of earning assets.



   The increase in net interest income for the first nine months of 1996 compared to the same period in 1995 was also the result of the change in the mix of earning assets, the growth of earning assets, the decline in funding costs, and the increase in the yield on the securities portfolio, partially offset by lower yields on loans as the income received in the second quarter of 1996 on nonaccrual and previously charged-off loans was more than offset by lower rates.

   The net interest margin was 4.91% for the third quarter of 1996, up 21 basis points from the third quarter of 1995, and down 7 basis points from the second quarter of 1996. Excluding income of $2.2 million received in the second quarter of 1996 on two previously charged-off loans, the net interest margin for that quarter would have been 4.86%. The net interest margin has improved from prior quarters primarily due to the positive effect of the change in the mix in earning assets to higher yielding loans.


  The analysis of Consolidated Average Balances, Interest and Rates on pages 20 and 21 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended September 30, 1996, June 30, 1996 and September 30, 1995 and for the first nine months of 1996 and 1995. The implementation of the Reserve Money Manager account resulted in increases in the rate paid on NOW accounts for the current quarter and for the first nine months of 1996 compared to the same periods in 1995. Excluding the impact of the Reserve Money Manager account NOW rates would have been 2.23% for the quarter and 2.19% for the first nine months of 1996, compared to 2.16% and 2.17% for the comparable periods in 1995.

   Table 8 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 1996 and the second quarter of 1996 and between the third quarter of 1996 and the third quarter of 1995.


NONINTEREST INCOME


Noninterest income for the third quarter of 1996 was down $3.0 million (12%) to $21.3 million compared to the same period of 1995 and up $.1 million for the first nine months of 1996 compared to the first nine months of 1995. Excluding securities losses and nonrecurring items included in both 1996 and 1995, noninterest income would be up $2.9 million (12%) for the third quarter of 1996 compared to the third quarter of 1995 and up $10.2 million (15%) for the first nine months of 1996 compared to the same period in 1995. Noninterest income from Calcasieu totaled $.8 million for both periods in 1996.

   The nonrecurring items include a $2.4 million gain in the first quarter of 1995 related to the divestiture of three banking offices in Northwest Louisiana in connection with Hibernia's merger with Pioneer Bancshares Corporation; a $.6 million fee earned in the first quarter of 1995 to amend the terms of a large commercial credit; gains in the second and third quarter of 1995 to record the sale of the Company's student loan portfolio and municipal bond administration business totaling $1.8 million and $1.6 million, respectively; a $1.4 million gain on the settlement of an acquired loan in the first quarter of 1996; and $.5 million in the second quarter of 1996 to record an additional gain related to the sale of the municipal bond administration business.

   The major categories of noninterest income for the three months and nine months ended September 30, 1996, and the comparable periods in 1995 are presented in Table 9.



   Service charges on deposits increased $2.1 million (18%) for the third quarter of 1996 and $5.5 million (16%) for the first nine months of 1996 over the comparable periods in 1995 primarily due to increases in the price for certain deposit activities and the number of consumer and commercial accounts, as well as $.4 million additional service charge income relating to Calcasieu.

   Other service, collection and exchange fees were up $1.2 million (17%) and $4.4 million (22%) in the third quarter and the first nine months of 1996, respectively, compared to the same periods in 1995. The major factors in these increases were $.2 million relating to Calcasieu; significant growth in fees generated by the Bank's upgraded and expanded ATM network; fees resulting from the successful introductions in 1996 of Hibernia's "Checkmate" debit card and "Capital Access," a credit card for small businesses; and growth in fees from retail investment services as Hibernia successfully marketed fixed annuity products.

   Excluding the nonrecurring items previously mentioned, other income was down $.6 million (29%) for the third quarter of 1996 and down $.3 million (6%) for the first nine months of 1996 compared to the same periods in 1995.


NONINTEREST EXPENSE


For the third quarter of 1996, noninterest expense totaled $81.8 million, a $17.2 million (27%) increase from the third quarter of
1995.   For the first nine months of 1996 noninterest expense  totaled
$223.1 million, a $21.7 million (11%) increase over the first nine months of 1995. Calcasieu accounted for $2.2 million of the increase. Expenses for the 1996 periods reflect nonrecurring items which include
$4.0   million   in   asset  write-downs  related   to   technological
enhancements and $3.3 million in additions to reserves for health care benefits and other expenses. Noninterest expense for the third quarter and the first nine months of 1996 also includes $2.4 million and $6.0 million, respectively, related to Hibernia's strategic improvement process, Vision 2000. Through customer-focused business process redesign and technology enhancements, this corporate-wide effort will provide opportunities to increase revenue and reduce
costs.   In  addition, Vision 2000 will create a  culture  which  will facilitate continuous improvement. Noninterest expense for the three months and nine months ended September 30, 1996 and 1995 is presented by major category in Table 10.

  Staff costs, the largest component of noninterest expense, increased $7.1 million (22%) in the third quarter of 1996 and $15.3 million (16%) in the first nine months of 1996 compared to the same periods a year ago. The addition to reserves for health care benefits increased staff costs by $1.3 million and Calcasieu accounted for $.8 million of the increase in both 1996 periods. Higher accruals for incentives and bonuses, reflecting Hibernia's movement toward more performance based compensation, and increases in various medical and insurance benefits, totaling $1.5 million for the quarter and $4.0 million for the nine-month period, were other major factors contributing to these increases.

  Occupancy and equipment expenses increased $4.0 million (33%) in the third quarter of 1996 and $5.4 million (16%) in the first nine months of 1996 compared to the same periods in 1995. Asset write-downs of $4.0 million related to technological enhancements and $.4 million in expenses related to Calcasieu were the primary factors in the increases in 1996 over the comparable periods in 1995.

   Data processing expenses increased $1.2 million (28%) for the third quarter of 1996 compared to the third quarter of 1995. For the first nine months of 1996, data processing expenses increased $1.1 million (7%). The 1996 periods include $1.4 million and $3.6 million for the three months and nine months, respectively, in Vision 2000 expenses. The first nine months of 1995 included approximately $1.0 million in duplicate expenses to outside vendors as Hibernia completed its conversion to a new data processor in the first quarter of 1995. Excluding the Vision 2000 expenses and the duplicate expenses in 1995, data processing expenses decreased $.2 million for the third quarter and $1.5 million for the first nine months of 1996 compared to the same periods in 1995. In addition to the savings from the change in data processors, increased efficiencies derived from combining the separate operations of merger partners also contributed to the decreases.

   Income from foreclosed property, net of expenses, totaled $.3 million in the third quarter of 1996, and $2.1 million in the first nine months of 1996, compared to $.2 million and $.8 million, respectively, for the same periods a year ago. The first half of 1996 periods included significant gains on the sale of several properties.


   Regulatory expenses increased $.3 million in the third quarter of 1996 compared to the third quarter of 1995 as the 1995 period included a $1.7 million refund of prior FDIC insurance premium expenses. For the first nine months of 1996 compared to the same period in 1995 regulatory expenses were down $6.4 million (89%). The lower expense levels (net of the FDIC refund in 1995) are the result of the virtual elimination of FDIC premiums for well-capitalized, highly-rated banks. Recently enacted legislation imposed a one-time $4.5 billion assessment on thrifts and banks with thrift deposits in order to raise the reserves of the Savings Association Insurance Fund (SAIF) to legally required reserves. Because Hibernia has no thrift deposits, the Company did not incur expenses in the third quarter related to this assessment. However, beginning in 1997, the legislation provides assessments on banks (based on deposit levels) to pay interest on bonds of the Financing Corporation (FICO), the proceeds of which were used in the Savings and Loan bailout of the 1980s. Based on current deposit levels, the 1997 expense would be approximately $1 million.

  Postage increased $.5 million (39%) in the third quarter of 1996 and $.8 million (23%) for the first nine months of 1996 compared to the same periods in 1995 due to increased direct marketing efforts.

   Telecommunications expenses increased $.3 million (18%), for the third quarter of 1996 and $1.1 million (22%) for the first nine months of 1996 compared to the same periods in 1995 primarily due to a change in the manner in which these expenses are incurred. During 1995, Hibernia built and outsourced the operation of its own wide area network to replace the network of its prior data processing provider. Expenses that were previously included in data processing are currently classified as telecommunications. In addition, data line expenses related to the Bank's enhanced ATM network and merger activity also increased telecommunications expenses.

   Professional fees decreased $.5 million (30%) for the third quarter of 1996, and $1.7 million (31%) for the first nine months of 1996 compared to the same periods in 1995 as the decreases in legal and professional fees related to mergers and litigation more than offset Vision 2000 consultant fees. State taxes on bank equity increased $.4 million and $1.2 million, for the third quarter and the first nine months of 1996, respectively compared to 1995 due to the growth in equity.

   Advertising and promotional expenses increased $.5 million (33%) in the third quarter of 1996 and $1.7 million (32%) in the first nine months of 1996 compared to the same periods in 1995 because of a general increase in advertising and product development activity.

   The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), was 71.18% for the third quarter of 1996 compared to 62.58% for the same period in 1995. This ratio for the first nine months of 1996 was 66.02%, down slightly compared to 66.18% for the first nine months of 1995. The efficiency ratio for the third quarter of 1996, excluding nonrecurring items, was 64.83%. Excluding nonrecurring items for both periods, the efficiency ratio for the first nine months of 1996 was 64.64% compared to 67.57% for the first nine months of 1995. The improvement in efficiency for the nine months reflects increases in net interest income and noninterest income combined with proportionately lower increases in overhead.


INCOME TAXES


The Company recorded $14.6 million in income taxes in the third quarter of 1996 and $42.4 million in the first nine months of 1996. For the comparable periods in 1995, federal income tax expense totaled $3.0 million and $7.8 million, respectively. During 1995, the Company recorded federal income taxes at a lower-than-normal effective tax rate due to previously unrecognized deferred tax benefits.

   The Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and the Bank are subject to Louisiana state income tax.


CAPITAL


Shareholders' equity totaled $868.0 million at September 30, 1996, compared to $688.7 million at September 30, 1995. The increase is primarily the result of net income over the most recent 12 months totaling $112.8 million, and the issuance of $100 million in preferred stock on September 30, 1996. These increases were partially offset by $33.8 million in dividends paid on common stock. Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents these ratios along with selected components of the capital ratio calculations for the most recent five quarters.

   The acquisitions of Calcasieu and St. Bernard Bank and Trust Co., which were completed on August 26 and October 1, 1996, respectively, have enabled Hibernia to leverage its capital by using purchase transactions in which assets are acquired without increasing equity. As a result of these transactions, the Company's capital ratios will decline from their current levels, but will remain above the standards required for designation as a "well-capitalized" institution.

   The Fixed/Adjustable Rate Noncumulative Preferred Stock issued on September 30, 1996 is nonconvertible and qualifies as Tier 1 capital. The issuance allows Hibernia to maintain its strong capital ratios and enhances its ability to act when future opportunities arise. A shelf registration statement filed by the Company in July 1996 with the Securities and Exchange Commission allows the Company to issue up to $250 million of securities over a two-year period, including preferred stock and subordinated debt. The remaining $150 million in securities registered on this shelf registration provides Hibernia with the flexibility to quickly modify its capital structure to meet competitive and market conditions.



LIQUIDITY


The loan-to-deposit ratio, one measure of liquidity, was 78.2% at September 30, 1996, 79.3% at June 30, 1996, and 70.6% at September 30,
1995.   The  decrease in the current quarter compared  to  the  second quarter reflects the effect of the Calcasieu transaction which added $612.1 million in deposits and $347.1 million in loans (a 56.7% loan-
to-deposit  ratio).   Another indicator  of  liquidity  is  the  large
liability dependence ratio, which measures the bank's reliance on short-term borrowings and other large liabilities (such as large-
denomination  and  public  fund CDs and foreign  deposits).   Based  on
average balances, 19.20% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 1996 compared to 16.12% for the same period in 1995. For the first nine months of 1996 and 1995, these ratios were 17.82% and 15.91%, respectively. Although short-term borrowings have increased in the past year, a significant
portion   of  the  purchased  funds  is  part  of  a  total   customer
relationship, and thus is not subject to the same volatility as other sources of noncore funds

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

TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
                                September 30, 1996       June 30, 1996          September 30, 1995
($ in millions)                   Loans        %           Loans       %          Loans        %
Commercial:
  Commercial and
      industrial                $1,305.5      23.7 %    $1,055.4     21.1 %       $837.2     19.6 %
  Commercial real estate           478.6       8.7         452.0      9.0          470.8     11.0
  Services                         425.8       7.7         447.0      9.0          334.6      7.8
  Health care                      205.5       3.7         207.7      4.2          196.7      4.6
  Transportation,  utilities
      and communications           172.5       3.1         171.0      3.4          190.2      4.4
  Individuals                      112.1       2.1         113.8      2.3           95.9      2.2
  Energy                           132.7       2.4         108.9      2.2           79.9      1.9
    Total commercial             2,832.7      51.4       2,555.8     51.2        2,205.3     51.5
Consumer:
  Residential mortgages:
    First mortgages              1,209.3      22.0       1,094.1     21.9          948.3     22.1
    Junior liens                   135.4       2.5         119.8      2.4           88.6      2.1
  Indirect                         752.3      13.7         730.9     14.7          627.6     14.7
  Revolving credit                 112.5       2.0         107.9      2.2           86.3      2.0
  Other                            463.7       8.4         381.2      7.6          323.1      7.6
    Total consumer               2,673.2      48.6       2,433.9     48.8        2,073.9     48.5

Total loans                     $5,505.9     100.0 %    $4,989.7    100.0%      $4,279.2    100.0%

TABLE 2  -  NONPERFORMING ASSETS
                                               Sept. 30       June 30      March 31       Dec. 31      Sept. 30
($ in thousands)                                   1996          1996          1996          1995          1995
Nonaccrual loans                                $14,409       $17,434       $18,492       $17,318       $19,611
Restructured loans                                    -             -             -             -             -
    Total nonperforming loans                    14,409        17,434        18,492        17,318        19,611
Foreclosed assets                                 3,742         3,547         5,578         5,344         6,305
Excess bank-owned property                        2,220         2,955         3,023         2,946         2,245
    Total nonperforming assets                  $20,371       $23,936       $27,093       $25,608       $28,161
Accruing loans past due
    90 days or more                              $3,258        $3,791        $5,795        $2,794        $2,843
Reserve for possible loan losses               $129,210      $143,999      $144,913      $147,678      $152,053
Nonperforming loans as a percentage
    of total loans                                 0.26%         0.35%         0.39%         0.38%         0.46%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank-owned property                 0.37%         0.48%         0.57%         0.56%         0.66%
Reserve for possible loan losses as a
    percentage of nonperforming loans            896.73%       825.97%       783.65%       852.74%       775.35%

TABLE 3  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
                                      Three Months Ended         Nine Months Ended
                                         September 30                September 30
($ in thousands)                       1996         1995           1996        1995
Nonperforming loans
    at beginning of period            $17,434     $20,858       $17,318      $27,631
Additions                               8,113       4,219        17,781       13,159
Charge-offs, gross                     (4,439)     (2,274)      (10,267)      (7,636)
Returns to performing status             (671)       (848)         (831)      (6,372)
Payments and sales                     (6,028)     (2,344)       (9,592)      (7,171)
Nonperforming loans
    at end of period                  $14,409     $19,611       $14,409      $19,611

TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
                                            Three Months Ended            Nine Months Ended
                                              September 30                 September 30
($ in thousands)                           1996           1995          1996           1995
Balance at beginning of period           $143,999       $152,235      $147,678       $153,957
Loans charged off                          (9,134)        (5,203)      (22,487)       (16,007)
Recoveries                                  4,030          5,016        13,704         14,238
Net loans charged off                      (5,104)          (187)       (8,783)        (1,769)
Provision for possible loan losses        (15,000)             5       (15,000)          (135)
Addition due to acquisition                 5,315              -         5,315              -
Balance at end of period                 $129,210       $152,053      $129,210       $152,053
Reserve for possible loan losses
    as a percentage of loans                 2.35  %        3.55  %       2.35  %        3.55%
Annualized net charge-offs as a
    percentage of average loans              0.40  %        0.02  %       0.24  %        0.06%

TABLE 5  -  DEPOSIT COMPOSITION
                                        Third Quarter 1996            Second Quarter 1996         Third Quarter 1995
                                        Average       % of            Average      % of           Average      % of
($ in millions)                       Balances      Deposits        Balances     Deposits       Balances     Deposits
Demand, noninterest-bearing            $1,154.5       17.8%         $1,107.3      17.6%         $1,102.3       18.1%
NOW accounts                              249.0        3.8             231.4       3.7             686.1       11.3
Money market deposit accounts           1,366.9       21.0           1,395.8      22.2             966.7       15.9
Savings accounts                          350.6        5.4             346.3       5.5             352.7        5.8
Other consumer time deposits            2,198.6       33.8           2,107.9      33.6           2,052.8       33.8
    Total core deposits                 5,319.6       81.8           5,188.7      82.6           5,160.6       84.9
Public fund certificates of
    deposit of $100,000 or more           869.4       13.4             832.2      13.2             702.3       11.5
Certificates of deposit of
    $100,000 or more                      279.4        4.3             219.8       3.5             175.4        2.9
Foreign time deposits                      36.4        0.5              43.6       0.7              40.2        0.7
    Total deposits                     $6,504.8      100.0%         $6,284.3     100.0%         $6,078.5      100.0%


TABLE 6  -  NET INTEREST MARGIN  (taxable-equivalent)
                                                     1996                              1995
                                       Third        Second          First       Fourth        Third
                                     Quarter       Quarter        Quarter      Quarter      Quarter
Yield on earning assets                8.34%         8.36%          8.23%        8.27%        8.20%
Rate on interest-bearing liabilities   4.31          4.30           4.34         4.41         4.43
 Net interest spread                   4.03          4.06           3.89         3.86         3.77
Contribution of
 noninterest-bearing funds             0.88          0.92           0.98         0.98         0.93
 Net interest margin                   4.91%         4.98%          4.87%        4.84%        4.70%
Noninterest-bearing funds
 supporting earning assets            20.48%        21.44%         22.46%       22.12%       21.10%

TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
                                                     1996                            1995
                                        Third       Second        First       Fourth       Third
(Percentage of average balances)      Quarter      Quarter      Quarter      Quarter     Quarter
Loans                                   72.0%        69.9%        67.1%        65.8%       62.1%
Securities available for sale           25.6         27.7         30.1          8.7         8.3
Securities held to maturity                -            -            -         24.2        27.3
 Total securities                       25.6         27.7         30.1         32.9        35.6
Short-term investments                   2.4          2.4          2.8          1.3         2.3
 Total interest-earning assets         100.0%       100.0%       100.0%       100.0%      100.0%

TABLE 8 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
                                                  Third Quarter 1996 Compared to:
                                      Second Quarter 1996                          Third Quarter 1995
                                                    Increase (Decrease) Due to Change In:
($ in thousands)                     Volume       Rate        Total          Volume       Rate       Total
Taxable-equivalent
    interest earned on:
  Loans                              $5,988    ($1,124)       $4,864        $22,515    ($3,143)    $19,372
  Securities available for sale      (1,769)     1,164          (605)        21,681        339      22,020
  Securities held to maturity             -          -             -        (29,641)         -     (29,641)
  Short-term investments                 39         43            82            199       (246)        (47)
        Total                         4,258         83         4,341         14,754     (3,050)     11,704

Interest paid on:
  NOW accounts                          132        107           239         (2,971)     1,147      (1,824)
  Money market
      deposit accounts                 (167)        65          (102)         2,395       (860)      1,535
  Savings accounts                       22         60            82            (11)        (6)        (17)
  Other consumer time                 1,243       (338)          905          2,052     (1,831)        221
  Public fund certificates of
      deposit of $100,000 or more       499        356           855          2,322       (942)      1,380
  Certificates of deposit
      of $100,000 or more               748        (36)          712          1,300         93       1,393
  Foreign deposits                      (98)        12           (86)           (54)       (48)       (102)
  Federal funds purchased                82         (5)           77            138        (23)        115
  Repurchase agreements                 187         42           229            273       (364)        (91)
  Long-term debt                          3          2             5            (28)         2         (26)
        Total                         2,651        265         2,916          5,416     (2,832)      2,584
Taxable-equivalent
  net interest income                $1,607      ($182)       $1,425         $9,338      ($218)     $9,120

(1) Change due to mix (both rate and volume) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.


TABLE 9  -  NONINTEREST INCOME
                                                 Three Months Ended                  Nine Months Ended
                                                                  Percentage                           Percentage
                                          Sept. 30     Sept. 30    Increase       Sept. 30   Sept. 30 Increase
($ in thousands)                              1996         1995   (Decrease)      1996       1995    (Decrease)
Service charges on deposits                $13,817     $11,670       18 %       $39,000     $33,536       16 %
Trust fees                                   3,198       3,015        6           9,245       8,718        6
Other service, collection and
 exchange charges:
 Retail investment service income            2,075       1,490       39           6,565       4,646       41
 Mortgage loan servicing income              1,863       1,877       (1)          5,429       5,679       (4)
 ATM fees                                    1,752       1,556       13           4,973       3,910       27
 Other                                       2,688       2,242       20           7,339       5,698       29
Total other service, collection
 and exchange charges                        8,378       7,165       17          24,306      19,933       22
Other income:
 Gain on divestiture of
  banking offices                                -           -        -               -       2,361     (100)
 Gain on sale of business
  lines                                          -         281     (100)            517       3,345      (85)
 Other income                                1,562       2,211      (29)          6,417       5,928        8
Total other income                           1,562       2,492      (37)          6,934      11,634      (40)
Securities gains (losses), net              (5,613)         (9)     N/M          (5,613)        (53)     N/M
 Total Noninterest Income                  $21,342     $24,333      (12)%       $73,872      $73,768       - %

N/M=Not meaningful



TABLE 10  -  NONINTEREST EXPENSE
                                                      Three Months Ended                    Nine Months Ended
                                                                     Percentage                                Percentage
                                             Sept. 30     Sept. 30    Increase       Sept. 30      Sept. 30     Increase
($ in thousands)                                 1996         1995   (Decrease)          1996          1995    (Decrease)
Salaries                                      $31,931      $27,608        16 %        $91,474       $81,482        12 %
Benefits                                        7,574        4,803        58           20,202        14,861        36
   Total staff costs                           39,505       32,411        22          111,676        96,343        16
Occupancy, net                                  6,535        6,635        (2)          19,365        19,460         -
Equipment                                       9,610        5,481        75           20,477        15,001        37
   Total occupancy and equipment               16,145       12,116        33           39,842        34,461        16
Data processing                                 5,583        4,377        28           15,791        14,692         7
Foreclosed property expense, net                 (307)        (216)      (42)          (2,130)         (774)     (175)
Regulatory expense                                278           12       N/M              823         7,213       (89)
Postage                                         1,676        1,206        39            4,453         3,614        23
Stationery and supplies                         1,610        1,421        13            4,605         4,736        (3)
Telecommunications                              2,141        1,820        18            6,366         5,236        22
Professional fees                               1,167        1,668       (30)           3,711         5,362       (31)
State taxes on bank equity                      1,500        1,143        31            4,500         3,321        36
Advertising and promotional
   expenses                                     1,908        1,440        33            6,871         5,206        32
Amortization of intangibles                     1,702          928        83            3,626         2,781        30
Other                                           8,924        6,281        42           23,009        19,295        19
   Total Noninterest Expense                  $81,832      $64,607        27 %       $223,143      $201,486        11 %
Efficiency ratio   (1)                          71.18%       62.58%                     66.02%        66.18%

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).
N/M  =  not meaningful

TABLE 11  -  CAPITAL
                               Sept. 30      June 30     March 31      Dec. 31     Sept. 30
($ in millions)                    1996         1996         1996         1995         1995
Risk-based capital:
 Tier 1                          $741.8       $733.4       $714.3       $697.1       $667.6
 Total                            815.8        800.4        778.0        758.3        725.2

Assets:
 Quarterly average assets *     7,619.6       7,439.2     7,357.0      7,141.4      7,146.5
 Net risk-adjusted assets       5,863.2       5,285.3     5,014.3      4,810.5      4,512.9

Ratios:
 Leverage                          9.74%         9.86%       9.71%        9.76%        9.34%
 Tier 1 risk-based capital        12.65         13.88       14.25        14.49        14.79
 Total risk-based capital         13.91         15.14       15.52        15.76        16.07
*Excluding SFAS No. 115 adjustment and disallowed intangibles.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Taxable-equivalent basis (1)                      Third Quarter 1996           Second Quarter 1995            Third Quarter 1995
(Average balances $ in millions,              Average                       Average                        Average
interest $ in thousands)                      Balance  Interest   Rate      Balance  Interest   Rate       Balance  Interest  Rate

ASSETS
Interest-earning assets:
 Loans (2)                                   $5,143.2  $116,151     8.99%  $4,878.5  $111,287   9.17%     $4,150.0  $96,779  9.26%
 Securities available for sale                1,829.9    31,101     6.79    1,935.6    31,706   6.56         553.5    9,081  6.56
 Securities held to maturity                        -         -        -          -         -      -       1,827.1   29,641  6.48
  Total securities                            1,829.9    31,101     6.79    1,935.6    31,706   6.56       2,380.6   38,722  6.50
 Short-term investments                         167.7     2,252     5.34      164.8     2,170   5.30         153.7    2,299  5.93
  Total interest-earning assets               7,140.8  $149,504     8.34%   6,978.9  $145,163   8.36%      6,684.3 $137,800  8.20%
Reserve for possible loan losses               (143.6)                       (145.3)                        (152.2)
Noninterest-earning assets:
 Cash and due from banks                        319.4                         300.5                          317.3
 Other assets                                   424.8                         320.3                          316.6
  Total noninterest-earning assets              744.2                         620.8                          633.9
   Total assets                              $7,741.4                      $7,454.4                       $7,166.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
  NOW accounts                                 $249.0    $1,909     3.05%    $231.4    $1,670    2.90 %     $686.1   $3,733  2.16%
  Money market deposit accounts               1,366.9     7,924     2.31    1,395.8     8,026    2.31        966.7    6,389  2.62
  Savings accounts                              350.6     1,874     2.13      346.3     1,792    2.08        352.7    1,891  2.13
  Other consumer time deposits                2,198.6    30,069     5.44    2,107.9    29,164    5.56      2,052.8   29,848  5.77
  Public fund certificates of deposits
      of $100,000 or more                       869.4    11,789     5.39      832.2    10,934    5.28        702.3   10,409  5.88
  Certificates of deposits of $100,000 or more  279.4     3,505     4.99      219.8     2,793    5.11        175.4    2,112  4.78
  Foreign time deposits                          36.4       491     5.37       43.6       577    5.32         40.2      593  5.85
   Total interest-bearing deposits            5,350.3    57,561     4.28    5,177.0    54,956    4.27      4,976.2   54,975  4.38
 Short-term borrowings:
  Federal funds purchased                        44.1       557     5.03       37.5       480    5.14         33.2      442  5.28
  Repurchase agreements                         277.0     3,267     4.69      261.2     3,038    4.68        255.3    3,358  5.22
 Debt                                             7.1       110     6.15        6.9       105    6.11          8.9      136  6.03
  Total interest-bearing liabilities          5,678.5   $61,495     4.31%   5,482.6  $ 58,579    4.30 %    5,273.6  $58,911  4.43%
Noninterest-bearing liabilities:
 Demand deposits                              1,154.5                       1,107.3                        1,102.3
 Other liabilities                              158.6                         127.4                          119.8
  Total noninterest-bearing liabilities       1,313.1                       1,234.7                        1,222.1
Total shareholders' equity                      749.8                         737.1                          670.3
   Total liabilities and shareholders'equity $7,741.4                      $7,454.4                       $7,166.0

SPREAD AND NET YIELD
Interest rate spread                                                4.03%                        4.06%                       3.77 %
Cost of funds supporting interest-earning assets                    3.43%                        3.38%                       3.50 %
Net interest income/margin                              $88,009     4.91%              $86,584   4.98%              $78,889  4.70 %

(1) Based on the statutory income tax rate of 35%.


CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (cont.)
                                                        Nine Months Ended            Nine Months Ended
Taxable-equivalent basis (1)                            September 30, 1996          September 30, 1995
(Average balances $ in millions,                    Average                         Average
interest $ in thousands)                            Balance  Interest   Rate        Balance  Interest   Rate

ASSETS
Interest-earning assets:
 Loans (2)                                        $4,890.1   $332,678   9.09 %     $3,983.0   $276,101   9.27 %
 Securities available for sale                     1,949.2     96,809   6.62          585.2     28,441   6.48
 Securities held to maturity                             -          -      -        1,916.7     91,248   6.35
  Total securities                                 1,949.2     96,809   6.62        2,501.9    119,689   6.38
 Short-term investments                              175.2      6,991   5.32          131.9      5,745   5.82
  Total interest-earning assets                    7,014.5   $436,478   8.31 %      6,616.8   $401,535   8.11 %
Reserve for possible loan losses                    (145.3)                          (153.2)
Noninterest-earning assets:
 Cash and due from banks                             308.4                            311.6
 Other assets                                        352.3                            315.2
  Total noninterest-earning assets                   660.7                            626.8
   Total assets                                   $7,529.9                         $7,090.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits:
  NOW accounts                                      $233.3     $5,246   3.00 %       $692.6    $11,251   2.17 %
  Money market deposit accounts                    1,409.5     24,697   2.34        1,003.1     20,479   2.73
  Savings accounts                                   349.7      5,496   2.10          352.5      5,823   2.21
  Other consumer time deposits                     2,116.5     88,074   5.56        2,009.2     84,030   5.59
  Public fund certificates of deposits
      of $100,000 or more                            826.0     33,237   5.37          693.0     30,904   5.96
  Certificates of deposits of $100,000 or more       228.2      8,617   5.04          191.3      6,771   4.73
  Foreign time deposits                               39.5      1,611   5.45           35.8      1,555   5.81
   Total interest-bearing deposits                 5,202.7    166,978   4.29        4,977.5    160,813   4.32
 Short-term borrowings:
  Federal funds purchased                             41.6      1,591   5.10           45.6      1,966   5.76
  Repurchase agreements                              258.9      9,066   4.68          198.0      7,661   5.17
 Debt                                                  7.1        326   6.13           10.2        463   6.08
  Total interest-bearing liabilities               5,510.3   $177,961   4.31 %      5,231.3   $170,903   4.37 %
Noninterest-bearing liabilities:
 Demand deposits                                   1,142.1                          1,092.0
 Other liabilities                                   135.2                            121.6
  Total noninterest-bearing liabilities            1,277.3                          1,213.6
Total shareholders' equity                           742.3                            645.5
   Total liabilities and shareholders' equity     $7,529.9                         $7,090.4

SPREAD AND NET YIELD
Interest rate spread                                                    4.00 %                          3.74 %
Cost of funds supporting interest-earning assets                        3.39 %                          3.46 %
Net interest income/margin                                   $258,517   4.92 %               $230,632   4.65 %

(1) Based on the statutory income tax rate of 35%.

                      PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

       (a)     Exhibits

       (b)     Reports on Form 8-K

                      A  report on Form 8-K dated September 18,  1996,
            was  filed  by  the  registrant  reporting  Item  5  Other
            Events.


                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                            HIBERNIA CORPORATION
                                            (Registrant)

Date:  November 13, 1996                     By: /s/ Ron E. Samford, Jr.
                                             Ron E. Samford, Jr.
                                             Executive Vice President and
                                             Controller (principal accounting
                                             officer)