Form 10-K
period 1996-12-31
HIBERNIA CORP
filed 1997-03-28
CIK 47288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996         Commission file No. 1-10294

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

          Securities registered pursuant to Section 12 (b) of the Act:

                       CLASS A COMMON STOCK, NO PAR VALUE
                                (Title of class)

                             NEW YORK STOCK EXCHANGE
                   (Name of each exchange on which registered)

        Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997.

                Class A Common Stock, no par value $1,700,714,859

           State the aggregate number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1997.

                Class A Common Stock, no par value - 128,917,331

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant's definitive proxy statement, which was filed on March 21, 1997, are incorporated by reference into Part III of this Report.

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

PART III (1)
Item 10     Directors and Executive Officers of the Registrant
Item 11     Executive Compensation
Item 12     Security Ownership of Certain Beneficial Owners and Management
Item 13     Certain Relationships and Related Transactions

PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
            (a) Financial Statements
                         Report of Independent Auditors'                     ***
                         Hibernia Corporation and Subsidiaries:
                             Consolidated Balance Sheets - December 31,
                                1996 and 1995                                ***
                             Consolidated Income Statements - Years
                                Ended December 31, 1996, 1995 and 1994       ***
                             Consolidated Statements of Changes in
                                  Shareholders' Equity - Years Ended
                                  December 31, 1996, 1995 and 1994           ***
                             Consolidated Statements of Cash Flows -
                                  Years Ended December 31, 1996, 1995
                                   and 1994                                  ***
                             Notes to Consolidated Financial Statements      ***
            (b) Reports on Form 8-K                                           **
                              None

            (c) Exhibits                                                      **

* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.

** Reports on Form 8-K and Exhibits have been separately filed with the Commission.

***  This information is included in EX-13.

(1) The material required by Items 10 through 13 is incorporated by reference to the Company's definitive Proxy Statement filed with the Commission on March 21, 1997, however, the "Report of Executive Compensation Committee" and the "Performance Graph" contained therein are not incorporated herein by reference.

PART I


ITEM 1. BUSINESS

         Hibernia Corporation (Company) is a bank holding company organized in 1972 and, as of December 31, 1996, was the largest bank holding company in Louisiana with assets of $9.3 billion and deposits of $7.8 billion. The Company operates two wholly owned bank subsidiaries. Hibernia National Bank was chartered in Louisiana in 1933 and Hibernia National Bank of Texas, formerly The Texarkana National Bank, was chartered in 1887 (Banks). On December 31, 1996, the Company reentered the Texas market by acquiring Texarkana National
Bancshares, Inc., the holding company of The Texarkana National Bank. In addition to the bank subsidiaries, the Company also owns two nonbank subsidiaries, Hibernia Capital Corporation (HCC) and Zachary Taylor Life Insurance Company (Zachary Taylor). HCC is a licensed Small Business Investment Company formed in 1995 to provide equity capital and long-term loans to small businesses. Zachary Taylor is currently inactive, and the Company has an agreement with the Federal Reserve Bank whereby the Company will not actively operate this subsidiary as an insurance company without Federal Reserve Board approval.

         As of December 31, 1996 the Company operated 201 banking locations in 29 Louisiana parishes and two Texas counties. During 1996, the Company completed mergers with five institutions with combined assets of $1.6 billion and 48 offices. Since the beginning of 1994, 15 mergers have been completed involving 16 banks with combined assets of $3.4 billion and 111 offices. Two mergers completed in 1996 were accounted for as purchase transactions. The other three mergers in 1996 and all mergers completed in 1995 and 1994 were accounted for as poolings of interests.

         The Company offers a broad array of financial products and services, including consumer, small business, commercial, international, mortgage and private banking; leasing; corporate finance; treasury management; trust; brokerage; and investments.

         The Company also provides financial risk management products and advisory services to customers. These products are designed to assist customers in managing their exposure in the areas of interest rate, currency and commodity risks. The Company offers repurchase agreements, bankers acceptances, eurodollar deposits, safekeeping of securities, U.S. Government and Government agency obligations, tax-free municipal obligations, reverse repurchase agreements, letters of credit, and collection and foreign exchange transactions. At December 31, 1996, the Company performed mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments, for over 37,000 residential loans.

         In addition, the Company offers a variety of agency, fiduciary, investment advisory, employee benefit and custodial services. Through Tower Investors, Inc., its wholly owned subsidiary, Hibernia National Bank sells fixed and variable annuities in retail markets. The Company also provides retail and discount brokerage services through a wholly owned subsidiary of Hibernia National Bank, Hibernia Investment Securities, Inc. (HISI). HISI is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

COMPETITION

         The financial services industry in which the Company operates is highly competitive. The Banks compete with national and state banks for deposits, loans, and trust accounts and with savings and loan associations and credit unions for loans and deposits. In addition, the Banks compete with other providers of financial services, from both inside and outside Louisiana and Texas, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services.

SUPERVISION AND REGULATION

         The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank Holding Company Act of 1956 (BHCA) and to supervision by the Board of Governors of the Federal Reserve System (FRB). The BHCA requires the Company to obtain the prior approval of the FRB for bank acquisitions, limits the acquisition of shares of out-of-state banking organizations unless permitted by state law and prescribes limitations on the nonbanking activities of the Company. The Banks are subject to regulation and examination by the Office of the Comptroller of the Currency
(OCC).

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) further expanded the regulatory and enforcement powers of bank regulatory agencies. Among the significant provisions of FDICIA is the requirement that bank regulatory agencies prescribe standards relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits.
FDICIA mandates annual examinations of banks by their primary regulators.

         The banking industry is affected by the monetary and fiscal policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate and the federal funds rate (which is the rate banks charge each other for overnight borrowings) and changes in reserve requirements on bank deposits.

         HISI is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions through the Deputy Commissioner of Securities. HCC is regulated by the Small Business Administration. Zachary Taylor is regulated by the Louisiana Commissioner of Insurance. The Louisiana Commissioner of Insurance also regulates the licensing of Tower Investors, Inc. and those persons engaged in the sale of fixed annuities and insurance products. The Texas Commissioner of Insurance performs a similar function in Texas, although Hibernia National Bank of Texas is not currently engaged in the types of activities regulated by the Texas Commissioner of insurance other than the sale of credit life insurance.

LOAN PORTFOLIO

         The amounts and percentages of loans outstanding by type are as follows:


------------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                1996                1995                 1994                 1993                 1992
------------------------------------------------------------------------------------------------------------------------------------

                                          % of                  % of                 % of                % of                 % of
                                 Amount  Total        Amount   Total       Amount   Total       Amount    Total      Amount  Total
Commercial, financial
  and agricultural .....     $1,722,301     29%   $1,282,553     27%   $  942,125     25%   $  799,743     24%   $  890,256    26%

Real estate - construction       65,289      1        35,066      1        53,606      1        48,810      1        32,253     1

Real estate - mortgage .      2,676,515     44     2,150,796     46     1,849,317     48     1,806,526     53     1,854,984    55

Consumer ...............      1,351,711     22     1,146,355     24       871,542     23       637,770     19       531,642    16

Lease financing ........         16,162      1          --      --           --      --           --      --           --     --

All other ..............        211,050      3       108,423      2       102,330      3        96,313      3        53,538     2
------------------------------------------------------------------------------------------------------------------------------------
                             $6,043,028    100%   $4,723,193    100%   $3,818,920    100%   $3,389,162    100%   $3,362,673   100%
------------------------------------------------------------------------------------------------------------------------------------




SELECTED LOAN MATURITIES

         The following table shows selected categories of loans outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.


                                                                       Maturing
--------------------------------------------------------------------------------------------------------
                                                           After One
                                               Within     But Within           After
($ in thousands)                             One Year     Five Years      Five Years           Total
--------------------------------------------------------------------------------------------------------
Commercial, financial and
  agricultural ...........                    $542,824      $873,213      $  306,264      $1,722,301

Real estate - construction                      44,757        16,941           3,591          65,289
--------------------------------------------------------------------------------------------------------

                                              $587,581      $890,154      $  309,855      $1,787,590
========================================================================================================

                                                                              Interest Sensitivity
--------------------------------------------------------------------------------------------------------
                                                                             Fixed         Variable
                                                                              Rate             Rate
--------------------------------------------------------------------------------------------------------

Due after one but within five years                                        $194,693         $695,461

Due after five years ..............                                          52,489          257,366
--------------------------------------------------------------------------------------------------------

                                                                           $247,182         $952,827
========================================================================================================



SUMMARY OF LOAN LOSS EXPERIENCE

         The following is a summary of activity in the reserve for possible loan losses:

                                                           Year Ended December 31
----------------------------------------------------------------------------------------------------------
($ in thousands)                       1996           1995           1994           1993          1992
----------------------------------------------------------------------------------------------------------

Balance of reserve for
  possible loan losses
  at beginning of period .....    $ 150,516      $ 156,005      $ 186,562      $ 211,820      $ 235,165

Addition due to purchased
  companies ..................        5,611           --             --              359           --

Loans charged off:
  Commercial, financial,
    and agricultural .........       (5,880)        (5,723)        (7,653)       (12,377)       (38,899)
  Real estate - construction .          (76)           (14)           (54)          (417)        (1,587)
  Real estate - mortgage .....       (2,630)        (4,980)       (11,689)       (11,866)       (36,599)
  Consumer ...................      (26,046)       (14,264)       (12,123)       (18,134)       (21,154)
  All other ..................         (243)            (4)            (1)          --             (311)
                               ------------------------------------------------------------------------------
    Total loans charged
      off ....................      (34,875)       (24,985)       (31,520)       (42,794)       (98,550)
Recoveries of loans
  previously charged off:
  Commercial, financial,
    and agricultural .........        6,688          7,868          7,490          7,136          6,890
  Real estate - construction .          138            235             97            181            250
  Real estate - mortgage .....        4,477          5,194          7,107          7,700          5,941
  Consumer ...................        7,435          4,961          4,069          4,883          4,911
  All other ..................          403             98             69             63            422
                               ------------------------------------------------------------------------------
    Total recoveries .........       19,141         18,356         18,832         19,963         18,414
                               ------------------------------------------------------------------------------
Net loans charged off ........      (15,734)        (6,629)       (12,688)       (22,831)       (80,136)

 Additions to reserve
  charged to operating
  expense ....................      (12,625)         1,140        (17,869)        (2,786)        72,297

Reduction due to sale
  of Texas bank ..............         --             --             --             --          (15,506)
                               ------------------------------------------------------------------------------

Balance at end of period .....    $ 127,768      $ 150,516      $ 156,005      $ 186,562      $ 211,820
                               ==============================================================================

Ratio of net charge-offs
  to average loans outstanding        0.30%          0.16%          0.36%          0.70%          2.04%
                               ==============================================================================


ALLOCATION OF RESERVE FOR LOAN LOSSES

         The reserve for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. See "Reserve and Provision for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report to Shareholders for a discussion of the factors which influence management's judgment in determining the adequacy of the reserve for possible loan losses.


-----------------------------------------------------------------------------------------
($ in thousands)                  1996        1995       1994         1993        1992
-----------------------------------------------------------------------------------------
Reserve at end of period:
Commercial, financial and
   agricultural ..........    $ 17,615    $ 31,678    $ 41,937    $ 57,018    $ 54,791
Real estate - construction         493         481       1,104       1,254       1,070
Real estate - mortgage ...      18,561      38,238      55,130      75,446      67,424
Consumer .................      59,400      34,419      21,134      19,044      22,435
Not allocated ............      31,699      45,700      36,700      33,800      66,100
                            -------------------------------------------------------------

                              $127,768    $150,516    $156,005    $186,562    $211,820
                            =============================================================




MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

         The following table shows large-denomination certificates of deposit as of December 31, 1996 by remaining maturity.

------------------------------------------------------------
($ in thousands)                     Domestic    Foreign
------------------------------------------------------------
3 months or less ..............    $  736,278    $71,015
Over 3 months through 6 months        328,496       --
Over 6 months through 12 months       170,603       --
Over 12 months through 5 years         72,384       --
Over 5 years ..................        18,239       --
------------------------------------------------------------

     Total ....................    $1,326,000    $71,015
============================================================

SHORT-TERM BORROWINGS

         The following table summarizes pertinent data related to federal funds purchased and securities sold under agreements to repurchase for 1996, 1995 and 1994. Funds purchased and securities sold under agreements to repurchase generally mature within one to 14 days from the transaction date.


-----------------------------------------------------------------------
($ in thousands)                      1996         1995         1994
-----------------------------------------------------------------------
Outstanding at December 31 ...    $331,796     $265,126     $173,490
Maximum month-end outstandings     363,496      359,582      202,737
Average daily outstandings ...     320,654      259,647      175,499
Average rate during the year .        4.8%         5.3%         3.6%
Average rate at year end .....        5.0%         4.8%         3.7%



ITEM 2.  PROPERTIES

         The Company's executive offices are located in downtown New Orleans, Louisiana, in the downtown branch office of Hibernia National Bank. The Company leases its main office building and operations center under the terms of sale/leaseback agreements. The Company and the Banks consider all properties owned or leased to be suitable and adequate for their intended purposes and consider the terms of existing leases to be fair and reasonable.
         On December 31, 1996 the Banks reported miscellaneous property with a net book value of $8,876,000. These properties include $5,206,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $3,670,000 of duplicate or excess bank-owned premises. See "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report for a further discussion of these properties.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Banks are parties to certain pending legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

ITEM X.  IDENTIFICATION OF EXECUTIVE OFFICERS

         Each executive officer of the Company and Hibernia National Bank holds his or her position until the earlier of (a) their removal or resignation from office, (b) their successor is appointed by the Board of Directors, or (c) such time that the Board no longer deems their position to be that of an executive officer.

         J. HERBERT BOYDSTUN, 51, Regional Chairman, Southwest Louisiana of the Company and Hibernia National Bank, assumed those responsibilities in 1996. Mr. Boydstun served as Regional Chairman, Southcentral/Northeast Louisiana from 1995 to 1996 and as Regional Chairman, Northeast Louisiana from August 1994 until 1995. Mr. Boydstun joined the Company in August 1994 following the merger of First Bancorp of Louisiana, Inc., a bank holding company headquartered in West Monroe, Louisiana, with and into the Company, where he served as President of First Bancorp and as Chairman and Chief Executive Officer of First National Bank of West Monroe, the primary national banking subsidiary of First Bancorp, from 1982 to 1994. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

         E.R. "BO" CAMPBELL, 55, Regional Chairman, Northern Louisiana of the Company and Hibernia National Bank, is responsible for the operations of Hibernia National Bank in North Louisiana and assumed responsibilities for Northeast Texas at year end 1996. Mr. Campbell also serves on the Boards of Directors of the Company and Hibernia National Bank. Mr. Campbell assumed his position at Hibernia National Bank in January 1995 following the merger of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport, Louisiana, with and into the Company. Mr. Campbell served from 1992 to 1994 as Chairman of the Board of Pioneer Bancshares and its Louisiana banking subsidiary, Pioneer Bank & Trust Company, and served as President of Pioneer Bancshares from 1977 to 1992.

         K. KIRK DOMINGOS III, 55, Senior Executive Vice President/Support Services of the Company and Hibernia National Bank, is responsible for the overall administrative functions of Hibernia National Bank. Mr. Domingos has been employed by the Company and/or its subsidiaries since August 1975 and assumed the position of Senior Executive Vice President responsible for Support Services in August 1994 and the position of Executive Vice President and Administrative Executive of Hibernia National Bank in August 1991.

         B.D. FLURRY, 55, serves as Regional President, Northern Louisiana for the Company and Hibernia National Bank, a position he has held since January 1995. Prior to joining Hibernia, Mr. Flurry served as President (from 1991 through 1994) of Pioneer Bank & Trust Company, a subsidiary of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport, Louisiana that merged with and into Hibernia in January 1995. Mr. Flurry assumed primary responsibility for oversight of the Texarkana, Texas market at year-end 1996.

         MARSHA M. GASSAN, 44, serves as Senior Executive Vice President and Chief Financial Officer of the Company and Hibernia National Bank, positions which she assumed in April 1996. Prior to that time, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to 1994).

         STEPHEN A. HANSEL, 49, serves as President and Chief Executive Officer of the Company and Hibernia National Bank, which positions he assumed in March 1992. Mr. Hansel also serves on the Boards of Directors of the Company and Hibernia National Bank.

         RUSSELL S. HOADLEY, 52, serves as Executive Vice President/Employee and Public Relations for the Company and Hibernia National Bank, a position he assumed in 1994. From the time he joined the Company in July 1993 until this promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company. Prior to joining the Company, Mr. Hoadley served as Vice President/Director of Corporate Communications for Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida, which position he held from 1988 to June 1993.

         SCOTT P. HOWARD, 49, serves as Senior Executive Vice President/Arena Executive for Commercial Banking for the Company and Hibernia National Bank and has served in that position since March 1996. From May 1992 until that time, Mr. Howard served as Executive Vice President/Corporate and International Banking for Hibernia National Bank.

         RONALD E. SAMFORD, JR., 44, serves as Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company, which positions he has held since November 1992. Prior to joining Hibernia, Mr. Samford served as Senior Vice President and Chief Accounting Officer of TeamBank, a bank headquartered in Forth Worth, Texas from August 1990 to November 1992.

         RICHARD L. "IKE" STAGE, 52, serves as Senior Executive Vice President/Arena Executive for Consumer Banking for the Company and Hibernia National Bank, positions he assumed in March 1996. Prior to joining the Company, Mr. Stage served as Executive Vice President and Director of Community Banking (from 1994 to 1995) and as Executive Vice President and Director of Complimentary Delivery Systems (from 1991 to 1993) for Huntington National Bank, a national bank headquartered in Columbus, Ohio. During 1994 and 1995, Mr. Stage served as an Executive Vice President and the head of retail banking for Huntington Bancshares, the parent holding company of Huntington National Bank.

         RICHARD G. WRIGHT, 47, serves as Senior Executive Vice President and Chief Credit Officer of the Company and Hibernia National Bank, a position which he assumed in March 1996. From August 1994 until that time, Mr. Wright served as Executive Vice President/Credit Policy and Analysis of Hibernia National Bank, and he served as Senior Vice President in the Credit and Asset Quality area of Hibernia National Bank from the time he joined the Company in May 1992 until August 1994. Prior to joining the Company, Mr. Wright served as President and Chief Operating Officer for ACTION, Inc., a manufacturer of Western saddles and tack, headquartered in McKinney, Texas.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HIBERNIA CORPORATION
                                           (Registrant)


                                           /s/Stephen A. Hansel
                                           Stephen A. Hansel, President and
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.





/s/Marsha M. Gassan                        /s/Ronald E. Samford, Jr.
Marsha M. Gassan                           Ronald E. Samford, Jr.
Senior Executive Vice President            Executive Vice President & Controller
Chief Financial Officer                    Chief Accounting Officer


Robert H. Boh*, Director                    Sidney W. Lassen*, Director
J. Herbert Boydstun*, Director              Laura A. Leach*, Director
J. Terrell Brown*, Director                 Donald J. Nalty*, Director
E.R. "Bo" Campbell*, Director               William C. O'Malley*, Director
Richard W. Freeman, Jr.*, Director          Robert T. Ratcliff*, Director
Stephen A. Hansel*, Director                Duke Shackelford*, Director
Dick H. Hearin*, Director                   James H. Stone*, Director
Robert T. Holleman*, Director               Janee M. Tucker*, Director
Hugh J. Kelly*, Director                    Virginia E. Weinmann*, Director
Elton R. King*, Director                    Robert E. Zetzmann*, Director


*By:     /s/ Patricia C. Meringer
         Patricia C. Meringer
         Attorney-in-fact