Form 10-Q
period 1997-03-31
HIBERNIA CORP
filed 1997-05-15
CIK 47288

                              HIBERNIA CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1997            Commission File Number 1-10294




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

                  Class                        Outstanding at April 30, 1997
   Class A Common Stock, no par value              128,977,220 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                              March 31      December 31        March 31
Unaudited ($ in thousands)                                             1997             1996            1996
--------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks ..................................       $  460,921         $  558,440         $  325,994
  Short-term investments ...................................          239,295            158,293            246,383
  Securities available for sale ............................        2,116,551          2,178,674          2,165,841
  Securities held to maturity ..............................                -                  -                  -
  Loans, net of unearned income ............................        6,195,139          6,043,028          4,956,434
      Reserve for possible loan losses .....................         (119,878)          (127,768)          (147,854)
--------------------------------------------------------------------------------------------------------------------
          Loans, net .......................................        6,075,261          5,915,260          4,808,580
--------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ..............................          171,743            172,107            126,839
  Customers' acceptance liability ..........................              284                135                202
  Other assets .............................................          317,781            323,887            206,715
--------------------------------------------------------------------------------------------------------------------
          Total assets .....................................       $9,381,836         $9,306,796         $7,880,554
--------------------------------------------------------------------------------------------------------------------

Liabilities
  Deposits:
      Demand, noninterest-bearing ..........................       $1,448,704         $1,540,917         $1,160,022
      Interest-bearing .....................................        6,483,681          6,280,886          5,491,002
--------------------------------------------------------------------------------------------------------------------
          Total deposits ...................................        7,932,385          7,821,803          6,651,024
--------------------------------------------------------------------------------------------------------------------
  Short-term borrowings ....................................          357,111            331,796            291,798
  Liability on acceptances .................................              284                135                202
  Other liabilities ........................................          144,083            165,328            127,424
  Debt .....................................................            7,390             51,349             35,052
--------------------------------------------------------------------------------------------------------------------
          Total liabilities ................................        8,441,253          8,370,411          7,105,500
--------------------------------------------------------------------------------------------------------------------

Shareholders' equity
Preferred Stock, no par value:
    Authorized - 100,000,000  shares;
    2,000,000 Series A issued and outstanding
    at March 31, 1997 and December 31, 1996 ................          100,000            100,000                  -
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 129,002,573,
     128,805,305, and 128,318,202 at March 31, 1997,
     December 31, 1996 and March 31, 1996, respectively ....          247,685            247,306            246,371
  Surplus ..................................................          378,651            377,028            373,549
  Retained earnings ........................................          236,507            217,797            163,635
  Treasury stock at cost: 62,137 and 50,000 shares at
     March 31, 1997 and December 31, 1996, respectively ....             (734)              (569)                 -
  Unrealized gains (losses) on securities available for sale           (8,272)             8,141              5,889
  Unearned compensation ....................................          (13,254)           (13,318)           (14,390)
--------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity .......................          940,583            936,385            775,054
--------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity .......       $9,381,836         $9,306,796         $7,880,554
--------------------------------------------------------------------------------------------------------------------
----------------
See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands, except per share data)                      1997             1996
----------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans .............................       $132,841         $108,846
    Interest on securities available for sale ..............         35,894           36,303
    Interest on securities held to maturity ................              -                -
    Interest on short-term investments .....................          2,933            2,588
----------------------------------------------------------------------------------------------
        Total interest income ..............................        171,668          147,737
----------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...................................         66,710           57,673
    Interest on short-term borrowings ......................          4,484            3,417
    Interest on debt .......................................            635              395
----------------------------------------------------------------------------------------------
        Total interest expense .............................         71,829           61,485
----------------------------------------------------------------------------------------------
Net interest income ........................................         99,839           86,252
    Provision for possible loan losses .....................              -              425
----------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses         99,839           85,827
----------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits ............................         16,074           13,047
    Trust fees .............................................          3,469            3,268
    Other service, collection and exchange charges .........          9,569            7,733
    Other operating income .................................          2,901            3,351
    Securities gains (losses), net .........................             15               67
----------------------------------------------------------------------------------------------
        Total noninterest income ...........................         32,028           27,466
----------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits .........................         42,850           37,250
    Occupancy expense, net .................................          7,318            6,323
    Equipment expense ......................................          6,847            5,498
    Data processing expense ................................          4,520            5,304
    Foreclosed property expense, net .......................           (324)            (715)
    Amortization of intangibles ............................          3,566              960
    Other operating expense ................................         20,193           18,089
----------------------------------------------------------------------------------------------
        Total noninterest expense ..........................         84,970           72,709
----------------------------------------------------------------------------------------------
Income before income taxes .................................         46,897           40,584
Income tax expense .........................................         16,283           14,282
----------------------------------------------------------------------------------------------
Net income .................................................       $ 30,614         $ 26,302
----------------------------------------------------------------------------------------------

Net income applicable to common shareholders ...............       $ 28,889         $ 26,302
----------------------------------------------------------------------------------------------

Net income per common share ................................       $   0.23         $   0.21
----------------------------------------------------------------------------------------------
----------------
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
-----------------------------------------------------------------------------------------------------------------------

                                          Preferred       Common                  Retained
                                              Stock        Stock      Surplus     Earnings          Other        Total
-----------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996 ........     $100,000     $247,306     $377,028     $217,797      $ (5,746)     $936,385
Net income ...........................            -            -            -       30,614             -        30,614
Issuance of common stock:
   Dividend Reinvestment Plan ........            -          140          828            -             -           968
   Stock Option Plan .................            -          195          530            -             -           725
   Retirement Security Plan ..........            -           44          265            -             -           309
Cash dividends declared:
   Common ($.08 per share) ...........            -            -            -      (10,179)            -       (10,179)
   Preferred ($.8625 per share) ......            -            -            -       (1,725)            -        (1,725)
Acquisition of treasury stock ........            -            -            -            -          (165)         (165)
Allocation of ESOP shares ............            -            -            -            -            64            64
Change in unrealized gains (losses)
   on securities available for sale ..            -            -            -            -       (16,413)      (16,413)
-----------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1997 ...........     $100,000     $247,685     $378,651     $236,507      $(22,260)     $940,583
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------

                                          Preferred       Common                  Retained
                                              Stock        Stock      Surplus     Earnings          Other        Total
-----------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995 ........          $ -     $246,357     $373,556     $146,010      $  1,884      $767,807
Net income ...........................            -            -            -       26,302             -        26,302
Issuance of common stock:
   Stock Option Plan .................            -           14          (31)           -           172           155
   Restricted stock awards ...........            -            -            -            -            11            11
   By pooled companies prior to merger            -            -           24            -             -            24
Cash dividends declared:
   Common ($.07 per share) ...........            -            -            -       (8,419)            -        (8,419)
   By pooled companies prior to merger            -            -            -         (258)            -          (258)
Change in unrealized gains (losses)
   on securities available for sale ..            -            -            -            -       (10,568)      (10,568)
-----------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1996 ...........          $ -     $246,371     $373,549     $163,635      $ (8,501)     $775,054
-----------------------------------------------------------------------------------------------------------------------
----------------
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands)                                                         1997             1996
---------------------------------------------------------------------------------------------------------
Operating activities
  Net income .........................................................         $ 30,614         $ 26,302
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses ..........................                -              425
         Amortization of intangibles and deferred charges ............            3,449              960
         Depreciation and amortization ...............................            6,253            5,025
         Premium amortization, net of discount accretion .............              538            1,875
         Realized securities gains, net ..............................              (15)             (67)
         Gain on sale of assets ......................................             (739)            (760)
         Provision for losses on foreclosed and other assets .........              227              462
         Decrease (increase) in deferred income tax asset ............              (54)              27
         Decrease in interest receivable and other assets ............           10,814            2,484
         Increase (decrease) in interest payable and other liabilities          (21,166)           8,696
---------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities .....................           29,921           45,429
---------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale .........................          (94,432)         (35,645)
  Proceeds from sales of securities available for sale ...............            1,725           43,565
  Proceeds from maturities of securities available for sale ..........          129,063          158,510
  Net increase in loans ..............................................         (215,137)        (304,174)
  Proceeds from sales of loans .......................................           55,137           67,410
  Purchases of premises, equipment and other assets ..................           (7,498)          (5,561)
  Proceeds from sales of foreclosed assets ...........................            2,690            1,563
  Proceeds from sales of premises, equipment and other assets ........              124              162
---------------------------------------------------------------------------------------------------------
       Net cash used by investing activities .........................         (128,328)         (74,170)
---------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in domestic deposits ..................................          104,070           83,184
  Net increase (decrease) in time deposits - foreign office ..........            6,546           (1,857)
  Net increase in short-term borrowings ..............................           25,315           26,672
  Proceeds from issuance of debt .....................................                -           52,295
  Payments on debt ...................................................          (43,959)         (51,604)
  Proceeds from issuance of common stock .............................            2,002              190
  Dividends paid .....................................................          (11,919)          (8,677)
  Acquisition of treasury stock ......................................             (165)               -
---------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities .....................           81,890          100,203
---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents .....................          (16,517)          71,462
  Cash and cash equivalents at beginning of year .....................          716,733          500,915
---------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period ....................         $700,216         $572,377
---------------------------------------------------------------------------------------------------------
----------------
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited


         Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

         Note 2 EMPLOYEE BENEFIT PLANS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors. The options are granted at no less than the fair market value of the stock at the date of grant. Options granted to directors under the 1987 Stock Option Plan vest in six months. All other options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant.

         Options granted to employees and directors, other than the chief executive officer, become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1993 Directors' Stock Option Plan become fully vested upon retirement of the holder. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted. Options granted under the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan generally expire 10 years from the date of grant unless the holder dies, retires, becomes permanently disabled or leaves the employ of the Company, at which time the options expire at various times ranging from 30 to 365 days. All options vest immediately upon a change in control of the Company.

         At March 31, 1997, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan totaled 154,246, 1,092,139, and 712,500, respectively.

     The following tables summarize the activity in the plans during the first quarter of 1997.



---------------------------------------------------------------------------------------
                                                                             Weighted
                                                                              Average
                                         Incentive      Non-Qualified  Exercise Price
---------------------------------------------------------------------------------------
1987 Stock Option Plan:
Outstanding, December 31, 1996 ...         160,553          1,343,588          $ 7.45
Canceled .........................               -             (1,474)           4.94
Exercised ........................               -             (5,867)           4.94
---------------------------------------------------------------------------------------
Outstanding, March 31, 1997 ......         160,553          1,336,247          $ 7.47
---------------------------------------------------------------------------------------
Exercisable, March 31, 1997 ......         160,553          1,336,247          $ 7.47
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Long-Term Incentive Plan:
Outstanding, December 31, 1996 ...          12,598          4,841,972          $ 8.27
Granted ..........................               -          1,522,050           13.44
Canceled .........................               -            (32,886)           8.77
Exercised ........................               -            (80,470)           7.20
---------------------------------------------------------------------------------------
Outstanding, March 31, 1997 ......          12,598          6,250,666          $ 9.54
---------------------------------------------------------------------------------------
Exercisable, March 31, 1997 ......               -          2,282,570          $ 7.51
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
1993 Directors' Stock Option Plan:
Outstanding, December 31, 1996 ...               -            263,750          $ 8.57
Exercised ........................               -            (15,000)           7.77
---------------------------------------------------------------------------------------
Outstanding, March 31, 1997 ......               -            248,750          $ 8.61
---------------------------------------------------------------------------------------
Exercisable, March 31, 1997 ......               -             70,000          $ 7.61
---------------------------------------------------------------------------------------

         During 1995, the Company  instituted an employee  stock  ownership plan
(ESOP) in which substantially all employees participate. The ESOP, with a guarantee of the Parent Company, borrowed funds from Hibernia National Bank to purchase Hibernia Class A Common Stock. The ESOP is expected to acquire up to $30,000,000 of Hibernia Class A Common Stock in open-market purchases of which $16,350,000 had been acquired at March 31, 1997.

         Note 3 NET INCOME PER COMMON SHARE Net income per common share is based on the weighted average number of common shares outstanding of 127,272,878 for the three months ended March 31, 1997 and 126,523,705 for the three months ended March 31, 1996. These weighted averages exclude uncommitted shares held by the ESOP.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to present both net income per common share and net income per common share - assuming dilution. The adoption of SFAS No. 128 will not impact the Company's net income per common share. However, the Company has not previously been required to present net income per common share - assuming dilution. For the quarters ended March 31, 1997 and 1996, net income per common share - assuming dilution would have been $0.22 and $0.20, respectively, if the Company had been required to adopt SFAS No. 128.

QUARTERLY CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
--------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                          March 31            Dec. 31           March 31
($ in thousands, except per-share data)                       1997               1996               1996
--------------------------------------------------------------------------------------------------------
Interest income ...................................       $171,668           $171,350           $147,737
Interest expense ..................................         71,829             70,726             61,485
--------------------------------------------------------------------------------------------------------
Net interest income ...............................         99,839            100,624             86,252
Provision for possible loan losses ................              -                  -                425
--------------------------------------------------------------------------------------------------------
Net interest income after provision
    for possible loan losses ......................         99,839            100,624             85,827
--------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income .............................         32,013             31,545             27,399
   Securities gains (losses), net .................             15                165                 67
--------------------------------------------------------------------------------------------------------
Noninterest income ................................         32,028             31,710             27,466
Noninterest expense ...............................         84,970             84,210             72,709
--------------------------------------------------------------------------------------------------------
Income before taxes ...............................         46,897             48,124             40,584
Income tax expense ................................         16,283             17,189             14,282
--------------------------------------------------------------------------------------------------------
Net income ........................................       $ 30,614           $ 30,935           $ 26,302
--------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ......       $ 28,889           $ 29,195           $ 26,302
--------------------------------------------------------------------------------------------------------
Per common share information: (2)
   Net income .....................................       $   0.23           $   0.23           $   0.21
   Cash dividends declared ........................       $   0.08           $   0.08           $   0.07
Average shares outstanding (000s) .................        127,273            127,080            126,524
Dividend payout ratio .............................          34.78%             34.78%             33.33%
--------------------------------------------------------------------------------------------------------
Selected quarter-end balances (in millions)
Loans .............................................       $6,195.2           $6,043.0           $4,956.4
Deposits ..........................................        7,932.4            7,821.8            6,651.0
Debt ..............................................            7.4               51.3               35.1
Equity ............................................          940.6              936.4              775.1
Total assets ......................................        9,381.8            9,306.8            7,880.6
--------------------------------------------------------------------------------------------------------
Selected average balances (in millions)
Loans .............................................       $6,092.3           $5,892.0           $4,839.9
Deposits ..........................................        7,734.1            7,529.3            6,577.4
Debt ..............................................           44.3               31.4               27.5
Equity ............................................          943.8              921.0              775.9
Total assets ......................................        9,265.2            9,008.2            7,794.2
--------------------------------------------------------------------------------------------------------
Selected ratios
Net interest margin (taxable-equivalent) ..........           4.83%              4.93%              4.83%
Return on assets ..................................           1.32%              1.37%              1.35%
Return on common equity ...........................          13.69%             14.22%             13.56%
Return on total equity ............................          12.97%             13.44%             13.56%
Efficiency ratio ..................................          63.41%             62.96%             63.07%
Average equity/average assets .....................          10.19%             10.22%              9.95%
Tier 1 risk-based capital ratio ...................          12.00%             12.07%             14.32%
Total risk-based capital ratio ....................          13.26%             13.33%             15.59%
Leverage ratio ....................................           8.79%              8.78%              9.68%
--------------------------------------------------------------------------------------------------------
Tax-effected net income and ratios excluding
  goodwill and core deposit intangible amortization
  and balances (3)
Net income applicable to common shareholders ......       $ 31,732           $ 32,132           $ 27,079
Net income per common share (2) ...................       $   0.25           $   0.25           $   0.21
Return on assets ..................................           1.39%              1.45%              1.39%
Return on common equity ...........................          18.14%             19.07%             14.31%
Efficiency ratio ..................................          60.94%             60.38%             62.39%
--------------------------------------------------------------------------------------------------------
----------------
(1)    All financial  information has been restated for mergers accounted for as poolings of interests.  The effects of mergers  accounted for as purchase transactions  have been  included  from the date of  consummation.  Prior periods have been conformed to current-period presentation.
(2)    Income per common share data are based on the weighted  average number of common  shares  outstanding  (net  of  uncommitted  ESOP  shares)  in the respective period. Dividends per common share are historical amounts.
(3)    Amortization  and  balances  of  core  deposit  intangibles  are  net  of
       applicable  taxes.   Goodwill  amortization  and  balances  are  not  tax
       effected.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Management's Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the "Company" or "Hibernia") and its subsidiaries, principally Hibernia National Bank and Hibernia National Bank of Texas, collectively referred to as the "Banks." This discussion should be read in conjunction with the accompanying tables and consolidated financial statements.

MERGER ACTIVITY

     In 1996, the Company completed five mergers, two in Louisiana and one in Texas which were accounted for as poolings of interests, and two in Louisiana which were accounted for as purchase transactions. All prior-year information has been restated to reflect the effect of the mergers accounted for as poolings of interests. For the two mergers in 1996 accounted for as purchases, the financial information of those institutions is combined with Hibernia as of and subsequent to merger.

     Measures of financial performance subsequent to the purchase transactions are more relevant when comparing "tangible" results (i.e., before amortization of goodwill and core deposit intangibles) because they are more indicative of cash flows, and thus the Company's ability to support growth and pay dividends. The tangible measures of financial performance are presented in the Quarterly
Consolidated Summary of Income and Selected Financial Data on the preceding page.

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchase transactions are referred to as the "purchased companies."


FIRST-QUARTER 1997 HIGHLIGHTS

     Hibernia   Corporation's   first-quarter   1997  results  showed  continued
improvement in earnings over the first quarter of 1996, strong loan and deposit increases, improved asset quality and growth in noninterest income.

     o Net income for the first quarter of 1997 totaled $30.6 million ($.23 per common share), up 16% compared to $26.3 million ($.21 per common share) for the first quarter of 1996. Tangible earnings per common share were $.25 in the first quarter of 1997 compared to $.21 for the first quarter of 1996.

     o Returns on assets (ROA) and total equity (ROE) were 1.32% and 12.97%, respectively, for the first quarter of 1997 compared to 1.35% and 13.56% for the same period a year ago. Returns on common equity were 13.69% and 13.56% for the first quarter of 1997 and 1996, respectively.

     o First-quarter 1997 results improved compared to the same period last year because of a $13.6 million (16%) increase in net interest income (resulting from higher average earning assets) and a $4.6 million (17%) improvement in noninterest income. These increases were partially offset by increases in noninterest expense and income tax expense, which were up $12.3 million (17%) and $2.0 million (14%), respectively. Approximately $7.4 million, or 60%, of the increase in noninterest expense was related to amortization of purchase accounting intangibles and additional noninterest expenses associated with the purchased companies.

     o Total loans were up $1.2 billion (25%) from March 31, 1996 to $6.2 billion at March 31, 1997. Commercial loans grew $581.3 million (31%) to $2.4 billion. Small business banking loans increased $233.8 million (26%) to $1.1 billion and consumer loans increased $423.6 million (19%) to $2.6 billion.

     o Asset quality remained strong with reserve coverage of nonperforming loans at almost 722% at March 31, 1997, as nonperforming loans decreased $2.3 million from March 31, 1996 to $16.6 million at March 31, 1997. Total nonperforming assets of $23.9 million at March 31, 1997 were down 15% from a year ago. Nonperforming assets as a percentage of loans plus foreclosed assets and excess bank-owned property were reduced to 0.39%, compared to 0.57% at March 31, 1996.

     o Deposits increased $1.3 billion (19%) from March 31, 1996, to $7.9 billion at March 31, 1997. A significant portion of this increase was attributable to the purchased companies, which added approximately $880 million in deposits.

     o In April 1997, Hibernia's Board of Directors declared a quarterly cash dividend of $.08 per common share, a 14% increase from the quarterly dividend declared in April 1996.

FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $8.5 billion in the first quarter of 1997, a $1.2 billion (17%) increase from the first-quarter 1996 average of $7.3 billion. The growth in average earning assets was due to the effect of the purchased companies and new loan growth. Hibernia has funded the loan growth through increases in deposits and borrowed funds and proceeds from maturing securities.

     Loans. Average loans for the first quarter of 1997 of $6.1 billion were up $200.3 million (3%) from the fourth quarter of 1996 and up $1.3 billion (26%) compared to the first quarter of 1996. The purchased companies accounted for approximately 30% of the increase in the first quarter of 1997 compared to the first quarter of 1996.

     Table 1 presents Hibernia's commercial and small business banking loans classified by repayment source and consumer loans classified by type at March 31, 1997, December 31, 1996 and March 31, 1996. Total loans increased $152.1 million (3%) during the first quarter of 1997 as commercial loans increased $106.2 million (5%), small business banking loans were up $15.3 million (1%) and consumer loans increased $30.6 million (1%). Compared to March 31, 1996, loans increased $1.2 billion (25%). Commercial loans were up $581.3 million (31%), small business banking loans grew $233.8 million (26%) and consumer loans increased $423.6 million (19%). Commercial and small business banking growth was spread across most categories. In consumer lending, growth was seen in residential mortgage loans and revolving credit loans.

     Securities. Average securities decreased $71.0 million (3%) in the first quarter of 1997 compared to the first quarter of 1996 as a result of the reinvestment of maturing securities into higher-yielding loans, partially offset by the effect of the purchased companies.

     Short-Term Investments. Average short-term investments (primarily federal funds sold) for the three months ended March 31, 1997, totaled $224.2 million, up $29.8 million (15%) compared to an average of $194.4 million in the first quarter of 1996.

------------------------------------------------------------------------------------------------------------
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
------------------------------------------------------------------------------------------------------------
                                            March 31, 1997         December 31, 1996        March 31, 1996
------------------------------------------------------------------------------------------------------------
($ in millions)                           Loans      Percent       Loans     Percent       Loans     Percent
------------------------------------------------------------------------------------------------------------
Commercial:
   Commercial and
       industrial ................      $  902.2       14.6%    $  865.9       14.3%    $  719.2       14.5%
   Services industry .............         484.6        7.8        455.3        7.5        292.1        5.9
   Real estate ...................         420.4        6.8        419.1        6.9        350.8        7.1
   Health care ...................         215.9        3.5        227.3        3.8        181.3        3.7
   Transportation,  communications
      and utilities ..............         196.4        3.2        182.4        3.0        170.2        3.4
   Energy ........................         171.4        2.7        143.2        2.4        104.2        2.1
   Other .........................          54.4        0.9         45.9        0.8         46.2        0.9
------------------------------------------------------------------------------------------------------------
      Total commercial ...........       2,445.3       39.5      2,339.1       38.7      1,864.0       37.6
------------------------------------------------------------------------------------------------------------
Small Business Banking:
   Commercial and
       industrial ................         480.7        7.7        601.7       10.0        360.4        7.3
   Services industry .............         222.4        3.6        183.2        3.0        112.0        2.3
   Real estate ...................         133.3        2.1        118.9        2.0         92.0        1.8
   Health care ...................          59.9        1.0         54.7        0.9         32.9        0.7
   Transportation,  communications
      and utilities ..............          29.6        0.5         24.3        0.4         16.7        0.3
   Energy ........................           9.8        0.2          6.8        0.1          7.9        0.2
   Other .........................         190.1        3.1        120.9        2.0        270.1        5.4
------------------------------------------------------------------------------------------------------------
      Total small business banking       1,125.8       18.2      1,110.5       18.4        892.0       18.0
------------------------------------------------------------------------------------------------------------
Consumer:
   Residential mortgages:
      First mortgages ............       1,112.2       17.9      1,082.2       17.9        884.9       17.9
      Junior liens ...............         118.9        1.9        121.2        2.0         79.8        1.6
   Indirect ......................         727.4       11.7        749.9       12.4        703.4       14.2
   Revolving credit ..............         177.1        2.9        144.4        2.4         94.9        1.9
   Other .........................         488.4        7.9        495.7        8.2        437.4        8.8
------------------------------------------------------------------------------------------------------------
      Total consumer .............       2,624.0       42.3      2,593.4       42.9      2,200.4       44.4
------------------------------------------------------------------------------------------------------------
Total loans ......................      $6,195.1      100.0%    $6,043.0      100.0%    $4,956.4      100.0%
------------------------------------------------------------------------------------------------------------

ASSET QUALITY

     Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled $23.9 million at March 31, 1997. Nonperforming assets decreased $4.3 million (15%) from $28.3 million at March 31, 1996 and declined $1.0 million (4%) from $24.9 million at December 31, 1996. Nonperforming loans, which totaled $16.6 million at March 31, 1997, declined $2.3 million (12%) from a year ago, and were up $0.6 million (4%) from the prior quarter end. Foreclosed assets totaled $4.3 million at March 31, 1997, down $2.0 million (32%) from a year earlier, and down $0.9 million (17%) from December 31, 1996. Excess bank-owned property at March 31, 1997 was unchanged from $3.0 million a year earlier, and down $0.7 million (18%) from December 31, 1996. Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property at March 31, 1997, improved to 0.39%, down from 0.57% a year ago and 0.41% at December 31, 1996.

     Table 2 presents a summary of nonperforming assets at the end of the last five quarters. Table 3 presents a summary of changes in nonperforming loans for the three-month periods ended March 31, 1997 and 1996.

----------------------------------------------------------------------------------------------------------------
TABLE 2  -  NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------
                                              March 31        Dec.31      Sept. 30       June 30      March 31
($ in thousands)                                  1997          1996          1996          1996          1996
----------------------------------------------------------------------------------------------------------------
Nonaccrual loans ........................     $ 16,610      $ 16,043      $ 15,050      $ 18,217      $ 18,886
Restructured loans ......................            -             -             -             -             -
----------------------------------------------------------------------------------------------------------------
    Total nonperforming loans ...........       16,610        16,043        15,050        18,217        18,886
----------------------------------------------------------------------------------------------------------------
Foreclosed assets .......................        4,330         5,206         4,571         4,323         6,361
Excess bank-owned property ..............        3,008         3,670         2,220         2,956         3,023
----------------------------------------------------------------------------------------------------------------
    Total nonperforming assets ..........     $ 23,948      $ 24,919      $ 21,841      $ 25,496      $ 28,270
----------------------------------------------------------------------------------------------------------------
Accruing loans past due
    90 days or more .....................     $  4,890      $  5,281      $  6,791      $  7,279      $  9,384
Reserve for possible loan losses ........     $119,878      $127,768      $133,221      $147,222      $147,854
Nonperforming loans as a percentage
    of total loans ......................         0.27%         0.27%         0.26%         0.35%         0.38%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank-owned property ......         0.39%         0.41%         0.38%         0.49%         0.57%
Reserve for possible loan losses as a
    percentage of nonperforming loans ...       721.72%       796.41%       885.19%       808.16%       782.88%
----------------------------------------------------------------------------------------------------------------


     At March 31, 1997, the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $14.1 million. The related reserve for possible loan losses was $2.7 million. The comparable amounts at March 31, 1996 were $17.3 million and $2.7 million, respectively. These loans are included in nonaccrual loans in Table 2.

     Accruing loans past due 90 days or more were $4.9 million at March 31, 1997 compared to $9.4 million and $5.3 million at March 31, 1996 and December 31, 1996, respectively. Loans past due 30 days or more were 0.81% of total loans at March 31, 1997, down from 1.23% and 1.05% at December 31, 1996 and March 31, 1996, respectively. Commercial loan delinquencies were 0.20% of total commercial loans at March 31, 1997 compared to 0.84% at December 31, 1996 and 0.22% at March 31, 1996. Small business loan delinquencies decreased to 1.17% at March 31, 1997, from 1.31% at year-end 1996 and 1.37% at March 31, 1996. Consumer loan delinquencies decreased to 1.22% from 1.56% at December 31, 1996 and 1.61% at March 31, 1996.

     As illustrated in Table 3, loans totaling $18.7 million were added to nonperforming loans during the first quarter of 1997. Payments and sales resulted in a $14.2 million reduction in nonperforming loans and charge-offs further reduced nonperforming loans in the first quarter of 1997 by $3.0 million. Much of the activitiy in nonperforming loans is due to a $14.0 million loan that was placed on nonaccrual in the first quarter of 1997. Subsequently, a payment for $12.2 million was received, and the remaining $1.8 million was charged off. Although not a component of nonperforming loan activity, nonaccrual loans that have been charged-off may be recovered in ensuing periods, and, in that event, would be reflected as recoveries in the reserve for possible loan losses in Table 4.

     In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $18.9 million as of March 31, 1997.

------------------------------------------------------------
TABLE 3  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
------------------------------------------------------------
                                        Three Months
                                       Ended March 31
------------------------------------------------------------
($ in thousands)                     1997          1996
------------------------------------------------------------
Nonperforming loans
    at beginning of period .     $ 16,043      $ 17,692
Additions ..................       18,692         5,350
Charge-offs, gross .........       (3,005)       (2,220)
Returns to performing status         (891)          (28)
Payments and sales .........      (14,229)       (1,908)
-----------------------------------------------------------
Nonperforming loans
    at end of period .......     $ 16,610      $ 18,886
-----------------------------------------------------------

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     As a result of continued asset quality improvement and strong reserve coverage, no provision for possible loan losses was recorded for the first quarter of 1997 compared to a nominal provision recorded in the first quarter of 1996 by one of the pooled companies. As of March 31, 1997 the reserve for possible loan losses as a percentage of nonperforming loans was 722%, compared to 783% at March 31, 1996 and 796% at December 31, 1996.

     Net charge-offs totaled $7.9 million in the first quarter of 1997, compared to $3.1 million in the first quarter of 1996. As a percentage of average loans, annualized net charge-offs in the first quarter of 1997 and 1996 were 0.52% and 0.26%, respectively. Net charge-offs were up primarily due to management's preemptive approach to charge-offs, as well as the significant growth in the loan portfolio over the past three years.

     The reserve for possible loan losses totaled $119.9 million, or 1.94% of total loans, at March 31, 1997, compared to $147.9 million, or 2.98%, a year earlier. In terms of both dollar amount and as a percentage of loans, the reserve for possible loan losses has been declining since the end of 1993 as a result of net charge-offs, negative provisions and loan growth. Management has deemed the present level to be adequate to absorb future potential loan losses inherent in the existing portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends. Because factors such as loan growth, the future collectibility of loans and the amounts and timing of future cash flows expected to be received on impaired loans are uncertain, the level of future provisions, if any, cannot be predicted. Table 4 presents an analysis of the activity in the reserve for possible loan losses for the first quarter of 1997 and 1996.

--------------------------------------------------------------------
TABLE 4  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
--------------------------------------------------------------------
                                                  Three Months
                                                 Ended March 31
--------------------------------------------------------------------
($ in thousands)                              1997            1996
--------------------------------------------------------------------
Balance at beginning of period ...       $ 127,768       $ 150,516
Loans charged off ................         (13,500)         (7,109)
Recoveries .......................           5,610           4,022
--------------------------------------------------------------------
Net loans charged off ............          (7,890)         (3,087)
Provision for possible loan losses               -             425
--------------------------------------------------------------------
Balance at end of period .........       $ 119,878       $ 147,854
--------------------------------------------------------------------
Reserve for possible loan losses
    as a percentage of loans .....            1.94%           2.98%
Annualized net charge-offs as a
    percentage of average loans ..            0.52%           0.26%
--------------------------------------------------------------------


FUNDING SOURCES:

DEPOSITS AND BORROWINGS

     Deposits. Average deposits totaled $7.7 billion in the first quarter of 1997, a $1.2 billion (18%) increase from the first quarter of 1996. This growth resulted from both the purchased companies and Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the introduction of new products. Excluding the growth in deposits attributable to the purchased companies, average deposits grew $333.3 million (5%). Among the new products introduced were the Tower Super SavingsSM account, which offers liquidity and a rate indexed to the 90-day Treasury bill auction discount rate and the 7-day CD.

     Table 5 presents the composition of average deposits for the first quarter of 1997 and the fourth and first quarters of 1996.

-----------------------------------------------------------------------------------------------------
TABLE 5  -  DEPOSIT COMPOSITION
-----------------------------------------------------------------------------------------------------
                                     First Quarter 1997   Fourth quarter 1996   First Quarter 1996
-----------------------------------------------------------------------------------------------------
                                    Average       % of     Average      % of    Average       % of
($ in millions)                    Balances   Deposits    Balances  Deposits   Balances   Deposits
-----------------------------------------------------------------------------------------------------
Demand, noninterest-bearing ...    $1,363.9      17.6%    $1,359.2      18.0%  $1,208.3      18.4%
NOW accounts ..................       390.9       5.1        391.3       5.2      262.7       4.0
Money market deposit accounts .     1,545.5      20.0      1,472.0      19.6    1,527.0      23.2
Savings accounts ..............       505.3       6.5        443.4       5.9      369.7       5.6
Other consumer time deposits ..     2,532.5      32.7      2,521.2      33.5    2,168.0      33.0
-----------------------------------------------------------------------------------------------------
    Total core deposits .......     6,338.1      81.9      6,187.1      82.2    5,535.7      84.2
-----------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more       965.4      12.5        930.1      12.4      798.5      12.1
Certificates of deposit of
    $100,000 or more ..........       362.9       4.7        363.3       4.8      204.7       3.1
Foreign time deposits .........        67.7       0.9         48.8       0.6       38.5       0.6
-----------------------------------------------------------------------------------------------------
    Total deposits ............    $7,734.1     100.0%    $7,529.3     100.0%  $6,577.4     100.0%
-----------------------------------------------------------------------------------------------------


     Average core deposits totaled $6.3 billion in the first quarter of 1997, an $802.4 million (14%) increase from the first quarter of 1996. NOW account average balances were up $128.2 million, savings deposits increased $135.6 million and other consumer time deposits grew $364.5 million in the first quarter of 1997 compared to the first quarter of 1996. These increases were primarily due to the purchased companies. In addition, savings deposits and consumer time deposits experienced growth due to the introduction of new products.

     Average noncore deposits increased $354.3 million (34%) from the first quarter of 1996, with the purchased companies accounting for almost 30% of the increase. Public fund certificates of deposit increased $166.9 million (21%) and other large-denomination certificates of deposit increased $158.2 million (77%). The increases in public funds deposits are due, in part, to greater access in new markets (through mergers and acquisitions) to public agency funds as well as increases in funds from previously existing relationships.


     Borrowings. Average borrowings -- which include federal funds purchased, securities sold under agreements to repurchase (repurchase agreements) and debt -- increased $108.2 million (34%) to $424.6 million for the first quarter of 1997 compared to the first quarter of 1996. The increase resulted primarily from growth in repurchase agreements related to new cash management products which "sweep" funds from deposit accounts.

     Average repurchase agreements increased $99.8 million in the first quarter of 1997 over the comparable period in 1996 as a result of continued marketing of cash management products, which allow Hibernia customers to earn interest on idle deposits. Fluctuations in short-term borrowings resulted from differences in the timing of lending opportunities and the growth of other funding sources (deposits and proceeds from maturing securities). The Company's reliance on these funds, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

     The Company's long-term debt at March 31, 1997, which totaled $7.4 million, is comprised of advances from the Federal Home Loan Bank of Dallas.


INTEREST RATE SENSITIVITY

     The primary objective of asset/liability management is controlling interest rate risk. On a monthly basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports. Using these tools, management attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules and enter into derivative contracts as means of minimizing interest rate risk.

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Derivative financial instruments were entered into by one of the pooled companies to hedge against exposure to changes in interest rates on the market value of the securities available for sale portfolio. These derivatives were liquidated during the first quarter of 1997. At March 31, 1996, the notional value of these derivatives was $449.0 million. The fair value at that date of $1.7 million is included in the securities available for sale portfolio. Hibernia held foreign exchange rate forward contracts totaling $9.8 million at March 31, 1997, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $147.0 million at March 31, 1997. In addition to these customer-related financial instruments, the Company has entered into contracts for its own account which total $42.4 million. As of March 31, 1997, Hibernia's credit exposure related to derivative financial instruments held for trading totaled $1.0 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the three months ended March 31, 1997, totaled $102.0 million, a $14.1 million increase from the same period in 1996 and virtually unchanged from the fourth quarter of 1996.

     Factors contributing to the increase in net interest income from the first quarter of 1996 include: the effect of the purchased companies; the positive effect of the change in the mix of earning assets from lower-yielding securities to loans, which comprised 71.6% of average earning assets in the first quarter of 1997 compared to 66.3% in the first quarter of 1996; overall growth in earning assets; lower rates paid on deposits; and higher yields on securities. These factors were partially offset by lower yields on loans. The increase in net interest income due to the growth in earning assets in the first quarter of 1997 compared to the fourth quarter of 1996 was offset by a $1.7 million decrease in income on nonaccrual or previously charged-off loans.

     The net interest margin was 4.83% for the first quarter of 1997, unchanged from the first quarter of 1996, and down 10 basis points from the fourth quarter of 1996. The convergence of several factors in the first quarter of 1997 combined to depress the margin in the short term. Hibernia's Equity PrimeLine(R) loan product and Tower Super SavingsSM accounts were introduced at attractive introductory rates in the first quarter of 1997. Beginning in the second quarter of 1997, the rates on these products will be tied to market rates. Growth of funding sources in excess of loan growth resulted in the investment of funds in lower-yielding short-term investments. The expiration of the introductory rates on new products and the reinvestment of funds from short-term earning assets into higher-yielding loans should result in improvement in the net interest margin for the rest of 1997.

     Table 6 details the net interest margin for the most recent five quarters. Table 7 shows the composition of earning assets for the most recent five quarters, revealing the change in the mix of earning assets.

-------------------------------------------------------------------------------------
TABLE 6  -  NET INTEREST MARGIN   (taxable-equivalent)
-------------------------------------------------------------------------------------
                                          1997                  1996
-------------------------------------------------------------------------------------
                                          First   Fourth    Third   Second    First
                                        Quarter  Quarter  Quarter  Quarter  Quarter
-------------------------------------------------------------------------------------
Yield on earning assets ............      8.26%    8.33%    8.32%    8.34%    8.22%
Rate on interest-bearing liabilities      4.29     4.29     4.32     4.30     4.35
-------------------------------------------------------------------------------------
    Net interest spread ............      3.97     4.04     4.00     4.04     3.87
Contribution of
    noninterest-bearing funds ......      0.86     0.89     0.88     0.91     0.96
-------------------------------------------------------------------------------------
    Net interest margin ............      4.83%    4.93%    4.88%    4.95%    4.83%
-------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......     20.16%   20.65%   20.24%   21.13%   22.11%
-------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
-------------------------------------------------------------------------------------------------
                                          1997                         1996
-------------------------------------------------------------------------------------------------
                                         First       Fourth       Third      Second       First
(Percentage of average balances)       Quarter      Quarter     Quarter     Quarter     Quarter
-------------------------------------------------------------------------------------------------
Commercial loans ................         27.8%       26.4%       26.0%       26.1%       25.0%
Small business banking loans ....         13.1        13.9        13.5        12.2        12.2
Consumer loans ..................         30.7        31.0        31.8        30.8        29.1
-------------------------------------------------------------------------------------------------
    Total loans .................         71.6        71.3        71.3        69.1        66.3
-------------------------------------------------------------------------------------------------
Securities available for sale ...         25.8        26.4        26.4        28.6        31.0
Short-term investments ..........          2.6         2.3         2.3         2.3         2.7
-------------------------------------------------------------------------------------------------
    Total interest-earning assets        100.0%      100.0%      100.0%      100.0%      100.0%
-------------------------------------------------------------------------------------------------

     Table 8 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 1997 and the fourth quarter of 1996 and between the first quarter of 1997 and the first quarter of 1996.

-------------------------------------------------------------------------------------------------------------------
TABLE 8 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
-------------------------------------------------------------------------------------------------------------------
                                                                     First 1997 Compared to:
-------------------------------------------------------------------------------------------------------------------
                                                 Fourth Quarter 1996                   First Quarter 1996
-------------------------------------------------------------------------------------------------------------------
                                                           Increase (Decrease) Due to Change In:
-------------------------------------------------------------------------------------------------------------------
($ in thousands)                         Volume        Rate         Total       Volume         Rate        Total
-------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............    $ 4,145      $(2,374)     $ 1,771      $11,939      $(2,913)     $ 9,026
     Small business banking ........       (873)        (617)      (1,490)       5,188           14        5,202
     Consumer loans ................      1,056       (1,412)        (356)      10,517         (840)       9,677
-------------------------------------------------------------------------------------------------------------------
         Loans .....................      4,328       (4,403)         (75)      27,644       (3,739)      23,905
-------------------------------------------------------------------------------------------------------------------
     Securities available for sale .        174          453          627       (1,177)       1,371          194
     Short-term investments ........        401          (73)         328          391          (46)         345
-------------------------------------------------------------------------------------------------------------------
           Total ...................      4,903       (4,023)         880       26,858       (2,414)      24,444
-------------------------------------------------------------------------------------------------------------------

Interest paid on:
     NOW accounts ..................         (3)          43           40          957           99        1,056
     Money market
         deposit accounts ..........        438          214          652          112          (82)          30
     Savings accounts ..............        358          422          780          798          437        1,235
     Other consumer time ...........        151       (1,127)        (976)       4,872       (2,616)       2,256
     Public fund certificates of
         deposit of $100,000 or more        479         (258)         221        2,249          (70)       2,179
     Certificates of deposit
         of $100,000 or more .......         (4)        (145)        (149)       1,991          (43)       1,948
     Foreign deposits ..............        246          (18)         228          381          (48)         333
     Federal funds purchased .......       (129)          10         (119)        (109)           6         (103)
     Repurchase agreements .........        351          (97)         254        1,161            9        1,170
     Long-term debt ................        185          (13)         172          241           (1)         240
-------------------------------------------------------------------------------------------------------------------
           Total ...................      2,072         (969)       1,103       12,653       (2,309)      10,344
-------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
     net interest income ...........    $ 2,831      $(3,054)     $  (223)     $14,205      $  (105)     $14,100
-------------------------------------------------------------------------------------------------------------------
----------------
(1)    Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion  to the  relationship  of the absolute  dollar amounts to the changes in each.




     The analysis of Consolidated Average Balances, Interest and Rates on the following pages of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended March 31, 1997, December 31, 1996 and March 31, 1996.

----------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
----------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                                         First Quarter 1997
----------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                                           Average
interest $ in thousands)                                                   Balance      Interest         Rate
----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ...............................................      $2,369.1      $ 51,087         8.75%
    Small business banking loans ...................................       1,113.3        26,165         9.53
    Consumer loans .................................................       2,609.9        56,535         8.77
----------------------------------------------------------------------------------------------------------------
        Total loans (2) ............................................       6,092.3       133,787         8.90
----------------------------------------------------------------------------------------------------------------
    Securities available for sale ..................................       2,193.7        37,097         6.78
    Short-term investments .........................................         224.2         2,933         5.30
----------------------------------------------------------------------------------------------------------------
        Total interest-earning assets ..............................       8,510.2      $173,817         8.26%
----------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses....................................        (123.9)
Noninterest-earning assets:
    Cash and due from banks ........................................         389.8
    Other assets ...................................................         489.1
----------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ...........................         878.9
----------------------------------------------------------------------------------------------------------------
        Total assets ...............................................      $9,265.2
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ...............................................      $  390.9       $ 2,932         3.04%
        Money market deposit accounts ..............................       1,545.5         9,269         2.43
        Savings accounts ...........................................         505.3         3,161         2.54
        Other consumer time deposits ...............................       2,532.5        32,904         5.27
        Public fund certificates of deposit
            of $100,000 or more ....................................         965.4        13,001         5.46
        Certificates of deposit of $100,000 or more ................         362.9         4,566         5.10
        Foreign time deposits ......................................          67.7           877         5.25
----------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits ........................       6,370.2        66,710         4.25
----------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ....................................          42.5           554         5.28
        Repurchase agreements ......................................         337.8         3,930         4.72
    Debt ...........................................................          44.3           635         5.82
----------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities .........................       6,794.8      $ 71,829         4.29%
----------------------------------------------------------------------------------------------------------------
Noninterest liabilities:
    Demand deposits ................................................       1,363.9
    Other liabilities ..............................................         162.7
----------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities ......................       1,526.6
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity .........................................         943.8
----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity .................      $9,265.2
----------------------------------------------------------------------------------------------------------------

SPREAD AND NET YIELD
Interest rate spread................................................                                     3.97%
Cost of funds supporting interest-earning assets....................                                     3.43%
Net interest income/margin..........................................                    $101,988         4.83%
----------------------------------------------------------------------------------------------------------------
----------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

----------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (cont.)
----------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                                        Fourth quarter 1996
----------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                                           Average
interest $ in thousands)                                                   Balance      Interest         Rate
----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ...............................................      $2,180.1      $ 49,316         9.00%
    Small business banking loans ...................................       1,150.1        27,655         9.57
    Consumer loans .................................................       2,561.8        56,891         8.84
----------------------------------------------------------------------------------------------------------------
        Total loans (2) ............................................       5,892.0       133,862         9.04
----------------------------------------------------------------------------------------------------------------
    Securities available for sale ..................................       2,183.4        36,470         6.68
    Short-term investments .........................................         193.7         2,605         5.35
----------------------------------------------------------------------------------------------------------------
        Total interest-earning assets ..............................       8,269.1      $172,937         8.33%
----------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses....................................        (131.5)
Noninterest-earning assets:
    Cash and due from banks ........................................         378.2
    Other assets ...................................................         492.4
----------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ...........................         870.6
----------------------------------------------------------------------------------------------------------------
        Total assets ...............................................      $9,008.2
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ...............................................      $  391.3      $ 32,892         2.94%
        Money market deposit accounts ..............................       1,472.0         8,617         2.33
        Savings accounts ...........................................         443.4         2,381         2.14
        Other consumer time deposits ...............................       2,521.2        33,880         5.35
        Public fund certificates of deposit
            of $100,000 or more ....................................         930.1        12,780         5.47
        Certificates of deposit of $100,000 or more ................         363.3         4,715         5.16
        Foreign time deposits ......................................          48.8           649         5.30
----------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits ........................       6,170.1        65,914         4.25
----------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ....................................          52.5           673         5.10
        Repurchase agreements ......................................         307.8         3,676         4.75
    Debt ...........................................................          31.4           463         5.87
----------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities .........................       6,561.8      $ 70,726         4.29%
----------------------------------------------------------------------------------------------------------------
Noninterest liabilities:
    Demand deposits ................................................       1,359.2
    Other liabilities ..............................................         166.2
----------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities ......................       1,525.4
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity .........................................         921.0
----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity .................      $9,008.2
----------------------------------------------------------------------------------------------------------------

SPREAD AND NET YIELD
Interest rate spread................................................                                     4.04%
Cost of funds supporting interest-earning assets....................                                     3.40%
Net interest income/margin..........................................                     $102,211        4.93%
----------------------------------------------------------------------------------------------------------------
----------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

----------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (cont.)
----------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                                        First Quarter 1996
----------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                                           Average
interest $ in thousands)                                                   Balance      Interest         Rate
----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ...............................................      $1,822.3      $ 42,061         9.28%
    Small business banking loans ...................................         892.5        20,963         9.45
    Consumer loans .................................................       2,125.1        46,858         8.86
----------------------------------------------------------------------------------------------------------------
        Total loans (2) ............................................       4,839.9       109,882         9.13
----------------------------------------------------------------------------------------------------------------
    Securities available for sale ..................................       2,264.7        36,903         6.52
    Short-term investments .........................................         194.4         2,588         5.34
----------------------------------------------------------------------------------------------------------------
        Total interest-earning assets ..............................       7,299.0      $149,373         8.22%
----------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses....................................        (149.8)
Noninterest-earning assets:
    Cash and due from banks ........................................         320.7
    Other assets ...................................................         324.3
----------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ...........................         645.0
----------------------------------------------------------------------------------------------------------------
        Total assets ...............................................      $7,794.2
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ...............................................      $  262.7      $  1,876         2.87%
        Money market deposit accounts ..............................       1,527.0         9,239         2.43
        Savings accounts ...........................................         369.7         1,926         2.10
        Other consumer time deposits ...............................       2,168.0        30,648         5.69
        Public fund certificates of deposit
            of $100,000 or more ....................................         798.5        10,822         5.45
        Certificates of deposit of $100,000 or more ................         204.7         2,618         5.14
        Foreign time deposits ......................................          38.5           544         5.68
----------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits ........................       5,369.1        57,673         4.32
----------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ....................................          50.9           657         5.19
        Repurchase agreements ......................................         238.0         2,760         4.66
    Debt ...........................................................          27.5           395         5.79
----------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities .........................       5,685.5      $ 61,485         4.35%
----------------------------------------------------------------------------------------------------------------
Noninterest liabilities:
    Demand deposits ................................................       1,208.3
    Other liabilities ..............................................         124.5
----------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities ......................       1,332.8
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity .........................................         775.9
----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity .................      $7,794.2
----------------------------------------------------------------------------------------------------------------

SPREAD AND NET YIELD
Interest rate spread................................................                                     3.87%
Cost of funds supporting interest-earning assets....................                                     3.39%
Net interest income/margin..........................................                   $ 87,888          4.83%
----------------------------------------------------------------------------------------------------------------
----------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

     Noninterest income for the first quarter of 1997 was up $4.6 million (17%) to $32.0 million compared to the same period of 1996. Excluding nonrecurring income related to a $1.4 million gain on the settlement of an acquired loan in the first quarter of 1996, noninterest income was up $6.0 million (23%). Approximately 40% of the increase was due to the purchased companies.

     The major categories of noninterest income for the three months ended March 31, 1997 and 1996 are presented in Table 9.


-------------------------------------------------------------------------
TABLE 9  -  NONINTEREST INCOME
-------------------------------------------------------------------------
                                           Three Months Ended
-------------------------------------------------------------------------
                                                          Percentage
                                      March 31    March 31  Increase
($ in thousands)                          1997        1996 (Decrease)
-------------------------------------------------------------------------
Service charges on deposits ......     $16,074     $13,047      23%
Trust fees .......................       3,469       3,268       6
Other service, collection and
    exchange charges:
    Mortgage loan servicing fees .       2,002       1,954       2
    Retail investment service fees       2,575       1,848      39
    ATM fees .....................       2,037       1,567      30
    Other ........................       2,955       2,364      25
-------------------------------------------------------------------------
 Total other service, collection
    and exchange charges .........       9,569       7,733      24
-------------------------------------------------------------------------
Other income .....................       2,901       3,351     (13)
Securities gains (losses), net ...          15          67     (78)
-------------------------------------------------------------------------
    Total noninterest income .....     $32,028     $27,466      17%
-------------------------------------------------------------------------



     Service charges on deposits increased $3.0 million (23%) for the first quarter of 1997 over the comparable period in 1996. The purchased companies accounted for about 60% of the increase. Growth in fee-generating deposit accounts was the primary reason for the remainder of the increase.

     Other service, collection and exchange fees were up $1.8 million (24%) in the first quarter of 1997 compared to the first quarter of 1996, primarily due to increases in retail investment service fees, ATM fees and debit and credit card fees. Financial products attractive to consumers such as mutual funds, annuities and discount brokerage services fueled the $0.7 million increase in retail investment services. Hibernia's upgraded and expanded ATM network resulted in a $0.5 million increase in ATM fees. Fees resulting from the successful introductions in 1996 of Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses led to a $0.7 million increase in card-generated income.

     Excluding the nonrecurring $1.4 million gain in the first quarter of 1996 previously mentioned, other income was up $1.0 million (49%) for the first quarter of 1997 compared to the same period in 1996. The increase was primarily due to $0.3 million in income from the Company's private equity investment activity initiated in the second quarter of 1996 and $0.1 million increase in income from Hibernia's joint venture with a major mortgage company that originates, underwrites, closes and services multi-family housing loans under a FNMA program.





NONINTEREST EXPENSE

     For the first quarter of 1997, noninterest expense totaled $85.0 million, a $12.3 million (17%) increase from the first quarter of 1996. Amortization of intangibles and noninterest expense associated with the purchased companies accounted for over 60% of the increase, with the remainder primarily due to increases in staff costs and equipment expenses. Included in noninterest expense are $0.9 million and $2.1 million, in the first quarter of 1997 and 1996, respectively, related to Hibernia's strategic improvement process, Vision 2000. Through customer-focused business process redesign and technology enhancements, this corporate-wide effort will provide opportunities to increase revenues and reduce costs. In addition, Vision 2000 is creating a culture that will facilitate continuous improvement. Noninterest expense for the three months ended March 31, 1997 and 1996 is presented by major category in Table 10.


---------------------------------------------------------------------------
TABLE 10  -  NONINTEREST EXPENSE
---------------------------------------------------------------------------
                                             Three Months Ended
---------------------------------------------------------------------------
                                                             Percentage
                                     March 31      March 31    Increase
($ in thousands)                         1997          1996   (Decrease)
---------------------------------------------------------------------------
Salaries ........................     $35,745       $30,437         17%
Benefits ........................       7,105         6,813          4
---------------------------------------------------------------------------
    Total staff costs ...........      42,850        37,250         15
---------------------------------------------------------------------------
Occupancy, net ..................       7,318         6,323         16
Equipment .......................       6,847         5,498         25
---------------------------------------------------------------------------
    Total occupancy and equipment      14,165        11,821         20
---------------------------------------------------------------------------
Data processing .................       4,520         5,304        (15)
Telecommunications ..............       2,757         2,223         24
Advertising and promotional
    expenses ....................       2,910         2,407         21
Postage .........................       2,183         1,530         43
Stationery and supplies .........       1,744         1,619          8
Professional fees ...............       1,481         1,523         (3)
Regulatory expense ..............         575           296         94
Loan collection expense .........         765           505         52
Foreclosed property expense, net         (324)         (715)       (55)
Amortization of intangibles .....       3,566           960        271
Other ...........................       7,778         7,986         (3)
---------------------------------------------------------------------------
    Total noninterest expense ...     $84,970       $72,709         17%
---------------------------------------------------------------------------
Efficiency ratio   (1)                  63.41%        63.07%
Tangible efficiency ratio  (2)          60.94%        62.39%
---------------------------------------------------------------------------
(1)  Noninterest  expense as a  percentage  of  taxable-equivalent  net interest income plus non-interest income (excluding securities transactions).
(2)  Noninterest   expense  (excluding   amortization  of  purchase   accounting
     intangibles) as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).


     Staff costs, the largest component of noninterest expense, increased $5.6 million (15%) in the first quarter of 1997 compared to the same period a year ago. The purchased companies accounted for almost half of the increase, while higher accruals for incentives and bonuses (reflecting Hibernia's improved performance) and normal merit increases were other major factors contributing to the increase in staff costs.

     Occupancy and equipment expenses increased $2.3 million (20%) in the first quarter of 1997 compared to the first quarter of 1996. Over half of the increase was attributable to the purchased companies. Higher equipment expenses as a result of the ATM upgrades, Vision 2000 investments and other technological enhancements were other factors in this increase.

     Data processing expenses decreased $0.8 million (15%) for the first quarter of 1997 compared to the first quarter of 1996. A $1.4 million decrease in expenses related to Vision 2000 more than offset the increased data processing expenses related to the purchased companies.

     Telecommunications expenses increased $0.5 million (24%), for the first quarter of 1997 primarily due to expenses related to the Company's enhanced communications capabilities, including the operation of its wide area network and enhanced ATM network.

     Advertising and promotional expenses increased $0.5 million (21%) in the first quarter of 1997 compared to the same period in 1996 because of an increase in advertising related to the introduction of the Tower Super SavingsSM and the Hibernia Equity PrimeLine(R) accounts discussed previously, product development activity and direct marketing. Postage increased $0.7 million (43%) in the first quarter of 1997 compared to the same period in 1996, primarily due to increased direct marketing efforts.

     Regulatory expenses increased $0.3 million (94%) in the first quarter of 1997 compared to the first quarter of 1996. The lower expense levels in the first quarter of 1996 are the result of the virtual elimination of FDIC premiums for well-capitalized, highly-rated banks. Legislation enacted in the third quarter of 1996 provided for assessments on banks (based on deposit levels) to pay interest on bonds of the Financing Corporation (FICO). Hibernia's assessment related to the FICO funding for the first quarter of 1997 was just over $0.2 million.

     Amortization of intangibles, a noncash expense, increased $2.6 million to $3.6 million in the first quarter of 1997 compared to the first quarter of 1996 due to the goodwill and core deposit intangibles created by the two purchase transactions in late 1996. Goodwill that resulted from these transactions totaling $120.1 million is being amortized on a straight-line basis over 25 years. Core deposit intangibles totaling $18.5 million is being amortized on an accelerated basis over 10 years.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure that management uses to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at March 31, 1997 was 63.41% compared to 63.07% at March 31, 1996. The tangible efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 60.94% for the first quarter of 1997, a 145 basis point improvement from 62.39% for the same period of 1996. The improvement in efficiency for the first quarter of 1997 reflects increases in net interest income and noninterest income combined with proportionately lower increases in noninterest expense.


INCOME TAXES

     The Company recorded $16.3 million in income taxes in the first quarter of 1997, a $2.0 million (14%) increase from $14.3 million in the first quarter of 1996 as pretax income rose 16%.

     Hibernia National Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. Hibernia National Bank of Texas is subject to Texas franchise tax.


CAPITAL

     Shareholders' equity totaled $940.6 million at March 31, 1997, compared to $775.1 million at March 31, 1996. The increase is primarily the result of net income over the most recent 12 months totaling $114.3 million, and the issuance of $100 million in preferred stock on September 30, 1996. These increases were partially offset by $37.9 million in dividends declared on common stock, $3.5 million in dividends declared on preferred stock and the $14.2 million change in unrealized gains (losses) on securities available for sale. Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 11 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

--------------------------------------------------------------------------------------------------
TABLE 11  -  CAPITAL
--------------------------------------------------------------------------------------------------
                                    March 31    Dec. 31     Sept. 30      June 30     March 31
($ in millions)                         1997       1996         1996         1996         1996
--------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................     $ 801.0    $ 777.1      $ 778.1      $ 771.2      $ 750.8
    Total ......................       884.8      858.1        854.9        841.2        817.4

Assets:
    Quarterly average assets (1)     9,111.5    8,850.9      8,015.8      7,840.2      7,759.6
    Net risk-adjusted assets ...     6,672.3    6,438.3      6,094.4      5,520.3      5,243.3

Ratios:
    Tier 1 risk-based capital ..       12.00%     12.07%       12.77%       13.97%       14.32%
    Total risk-based capital ...       13.26%     13.33%       14.03%       15.24%       15.59%
    Leverage ...................        8.79%      8.78%        9.71%        9.84%        9.68%
--------------------------------------------------------------------------------------------------
----------
(1) Excluding SFAS No. 115 adjustment and disallowed intangibles.


     The two mergers completed during 1996 that were accounted for as purchase transactions enabled Hibernia to leverage its capital, acquiring assets (and earnings capacity) without increasing equity. As a result of these transactions, the Company's capital ratios have declined from previous levels, but still significantly exceed the standards required for designation as a "well-capitalized" institution.

     The Fixed/Adjustable Rate Noncumulative Preferred Stock issued on September 30, 1996 is nonconvertible and qualifies as Tier 1 capital. The issuance allowed Hibernia to maintain its strong capital ratios and enhances its ability to act when future opportunities arise. A shelf registration statement filed by the Company in July 1996 with the Securities and Exchange Commission allows the Company to issue up to $250 million of securities over a two-year period, including preferred stock and subordinated debt. The remaining $150 million in securities included in this shelf registration provide Hibernia with the flexibility to quickly modify its capital structure to meet competitive and market conditions.


LIQUIDITY

     Liquidity is a measure of ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. These needs can be met by generating profits, attracting new deposits and converting assets (such as short-term investments and securities available for sale) to cash. Management monitors liquidity through a periodic review of maturity profiles, yield and rate behaviors, and loan and deposit forecasts to minimize funding risks.

     The loan-to-deposit ratio, one measure of liquidity, was 78.1% at March 31, 1997, 77.3% at December 31, 1996, and 74.5% at March 31, 1996. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund CDs and foreign deposits). Based on average balances, 18.73% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) in the first quarter of 1997, unchanged from the fourth quarter of 1996 and up 274 basis points from 15.99% for the first quarter of 1996. Although short-term borrowings have increased in the past year, a significant portion of the purchased funds results from a cash management product that is just one part of a total customer relationship, and thus is not subject to the same volatility as other sources of noncore funds.

     Attracting and retaining core deposits at competitive rates are the Company's primary sources of liquidity. Hibernia's extensive retail office network, aided by the introduction of new deposit products, provided $6.5 billion in core deposits at March 31, 1997, up $1.0 billion (17%) from $5.5 billion a year earlier. Large-denomination certificates of deposit, public funds, and funds which can be purchased through the Banks' memberships in the Federal Home Loan Bank of Dallas and from correspondent banks were additional sources of liquidity. The Company can also raise additional funds through the sale of securities registered on the shelf registration discussed in the Capital section.

                              HIBERNIA CORPORATION
                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings

         The Company and the Banks are parties to certain pending legal proceedings arising from matters incidental to their business. In addition, Hibernia National Bank has agreed in principle to a settlement of all litigation pending against it related to the sale of collateral protection insurance, which litigation was described in the Company's Form 10-Q for the quarter ended March 31, 1996. The terms of this settlement are being finalized and will be subject to court approval once the parties have reached a final agreement. The Company does not expect this settlement or any actions relating to pending legal proceedings to have a material effect on the financial condition, results of operations, or liquidity of the Company.


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


                                         HIBERNIA CORPORATION
                                         (Registrant)

Date:  May 14, 1997             By:      /s/ Ron E. Samford, Jr.
                                         Ron E. Samford, Jr.
                                         Executive Vice President and Controller
                                         Chief Accounting Officer