Form 10-Q
period 1997-06-30
HIBERNIA CORP
filed 1997-08-13
CIK 47288

                              HIBERNIA CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1997              Commission File Number 1-10294




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

                  Class                            Outstanding at July 31, 1997
   Class A Common Stock, no par value                    129,222,855 Shares


Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                        June 30       December 31          June 30
Unaudited ($ in thousands)                                                      1997              1996             1996
---------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks .............................................   $   462,991      $   558,440      $   355,035
  Short-term investments ..............................................       228,444          158,293           66,566
  Securities available for sale .......................................     2,050,015        2,178,674        2,037,136
  Securities held to maturity .........................................             -                -                -
  Loans, net of unearned income .......................................     6,555,095        6,043,028        5,204,450
      Reserve for possible loan losses ................................      (120,176)        (127,768)        (147,222)
---------------------------------------------------------------------------------------------------------------------------
          Loans, net ..................................................     6,434,919        5,915,260        5,057,228
---------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment .........................................       171,106          172,107          127,999
  Customers' acceptance liability .....................................         1,183              135              440
  Other assets ........................................................       324,610          323,887          210,817
---------------------------------------------------------------------------------------------------------------------------
          Total assets ................................................   $ 9,673,268      $ 9,306,796      $ 7,855,221
---------------------------------------------------------------------------------------------------------------------------

Liabilities
  Deposits:
      Demand, noninterest-bearing .....................................   $ 1,433,559      $ 1,540,917      $ 1,164,985
      Interest-bearing ................................................     6,535,306        6,280,886        5,463,924
---------------------------------------------------------------------------------------------------------------------------
          Total deposits ..............................................     7,968,865        7,821,803        6,628,909
---------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings ...............................................       591,463          331,796          296,669
  Liability on acceptances ............................................         1,183              135              440
  Other liabilities ...................................................       134,776          165,328          120,763
  Debt ................................................................         7,028           51,349           26,842
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities ...........................................     8,703,315        8,370,411        7,073,623
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity Preferred Stock, no par value:
    Authorized - 100,000,000 shares; 2,000,000 Series A issued
     and outstanding at June 30, 1997 and December 31, 1996 ...........       100,000          100,000
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 129,172,549,
     128,805,305, and 128,352,938 at June 30, 1997,
     December 31, 1996 and June 30, 1996, respectively ................       248,011          247,306          246,438
  Surplus .............................................................       379,918          377,028          373,668
  Retained earnings ...................................................       257,550          217,797          183,099
  Treasury stock at cost: 51,598, 50,000 and 6,331 shares at June 30,
     1997, December 31, 1996, and June 30, 1996, respectively .........          (639)            (569)             (65)
  Unrealized gains (losses) on securities available for sale ..........         3,388            8,141           (7,152)
  Unearned compensation ...............................................       (18,275)         (13,318)         (14,390)
---------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ..................................       969,953          936,385          781,598
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ..................   $ 9,673,268      $ 9,306,796      $ 7,855,221
---------------------------------------------------------------------------------------------------------------------------
---------------
See notes to consolidated financial statements.


Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                      Three Months Ended             Six Months Ended
                                                                            June 30                       June 30
---------------------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands), except per share data                     1997          1996            1997           1996
---------------------------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans .............................     $ 141,020      $ 115,255      $ 273,861      $ 224,101
    Interest on securities available for sale ..............        34,595         33,620         70,488         69,923
    Interest on securities held to maturity ................             -              -              -              -
    Interest on short-term investments .....................         3,006          2,225          5,939          4,813
---------------------------------------------------------------------------------------------------------------------------
        Total interest income ..............................       178,621        151,100        350,288        298,837
---------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...................................        69,616         58,171        136,326        115,844
    Interest on short-term borrowings ......................         5,609          3,603         10,092          7,020
    Interest on debt .......................................           112            384            747            779
---------------------------------------------------------------------------------------------------------------------------
        Total interest expense .............................        75,337         62,158        147,165        123,643
---------------------------------------------------------------------------------------------------------------------------
Net interest income ........................................       103,284         88,942        203,123        175,194
    Provision for possible loan losses .....................             -            550              -            975
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       103,284         88,392        203,123        174,219
---------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits ............................        17,497         14,007         33,571         27,054
    Trust fees .............................................         3,716          3,183          7,185          6,451
    Other service, collection and exchange charges .........        10,851          8,735         20,420         16,468
    Other operating income .................................         3,852          2,387          6,753          5,738
    Securities gains (losses), net .........................           356             46            371            113
---------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ...........................        36,272         28,358         68,300         55,824
---------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits .........................        41,718         37,953         84,568         75,203
    Occupancy expense, net .................................         7,390          6,880         14,708         13,203
    Equipment expense ......................................         6,998          5,835         13,845         11,333
    Data processing expense ................................         5,273          5,011          9,793         10,315
    Foreclosed property expense, net .......................          (250)          (960)          (574)        (1,675)
    Amortization of intangibles ............................         3,443            963          7,009          1,924
    Other operating expense ................................        24,254         18,247         44,447         36,335
---------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ..........................        88,826         73,929        173,796        146,638
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes .................................        50,730         42,821         97,627         83,405
Income tax expense .........................................        17,795         14,678         34,078         28,960
---------------------------------------------------------------------------------------------------------------------------
Net income .................................................     $  32,935      $  28,143      $  63,549      $  54,445
---------------------------------------------------------------------------------------------------------------------------

Net income applicable to common shareholders ...............     $  31,210      $  28,143      $  60,099      $  54,445
---------------------------------------------------------------------------------------------------------------------------

Net income per common share ................................     $    0.25      $    0.22      $    0.47      $    0.43
---------------------------------------------------------------------------------------------------------------------------
---------------
See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
---------------------------------------------------------------------------------------------------------------------------
                                        Preferred        Common                    Retained
                                            Stock         Stock       Surplus      Earnings          Other         Total
---------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996 .....     $ 100,000     $ 247,306     $ 377,028     $ 217,797      $  (5,746)     $ 936,385
Net income ........................             -             -             -        63,549              -         63,549
Issuance of common stock: .........             -
   Dividend Reinvestment Plan .....             -           260         1,503             -              -          1,763
   Stock Option Plan ..............             -           397         1,070             -              -          1,467
   Restricted stock awards ........             -             4            20             -              -             24
   Retirement Security Plan .......             -            44           265             -              -            309
   Director compensation ..........             -             -            32             -            225            257
Cash dividends declared:
   Common ($.16 per share) ........             -             -             -       (20,346)             -        (20,346)
   Preferred ($1.725 per share) ...             -             -             -        (3,450)             -         (3,450)
Acquisition of treasury stock .....             -             -             -             -           (295)          (295)
Purchase of common shares by ESOP .             -             -             -             -         (5,021)        (5,021)
Allocation of ESOP shares .........             -             -             -             -             64             64
Change in unrealized gains (losses)
   on securities available for sale             -             -             -             -         (4,753)        (4,753)
---------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997 .........     $ 100,000     $ 248,011     $ 379,918     $ 257,550      $ (15,526)     $ 969,953
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                        Preferred        Common                   Retained
                                            Stock         Stock      Surplus      Earnings          Other          Total
---------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995 ........       $ -     $ 246,357     $ 373,556     $ 146,010      $   1,884      $ 767,807
Net income ...........................         -             -             -        54,445              -         54,445
Issuance of common stock:
   Dividend Reinvestment Plan ........         -            13            61             -              -             74
   Stock Option Plan .................         -            63             4             -            418            485
   Restricted stock awards ...........         -             5            23             -             11             39
   By pooled companies prior to merger         -             -            24             -              -             24
Cash dividends declared:
   Common ($.14 per share) ...........         -             -             -       (16,842)             -        (16,842)
   By pooled companies prior to merger         -             -             -          (514)             -           (514)
Acquisition of treasury stock ........         -             -             -             -           (311)          (311)
Change in unrealized gains (losses)
   on securities available for sale ..         -             -             -             -        (23,609)       (23,609)
---------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1996 ............       $ -     $ 246,438     $ 373,668     $ 183,099      $ (21,607)     $ 781,598
---------------------------------------------------------------------------------------------------------------------------
---------------
See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Six Months Ended June 30
Unaudited ($ in thousands)                                                      1997           1996
------------------------------------------------------------------------------------------------------
Operating activities
  Net income .........................................................     $  63,549      $  54,445
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses ..........................             -            975
         Amortization of intangibles and deferred charges ............         6,768          1,924
         Depreciation and amortization ...............................        12,633         10,217
         Premium amortization, net of discount accretion .............         1,109          3,501
         Realized securities gains, net ..............................          (371)          (113)
         Gain on sale of assets ......................................        (1,143)        (1,812)
         Provision for losses on foreclosed and other assets .........           436            931
         Decrease in deferred income tax asset .......................         1,296          1,010
         Decrease (increase) in interest receivable and other assets .        (5,769)         2,607
         Increase (decrease) in interest payable and other liabilities       (30,473)         2,035
------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities .....................        48,035         75,720
------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale .........................      (114,104)       (67,357)
  Proceeds from sales of securities available for sale ...............         2,078         53,537
  Proceeds from maturities of securities available for sale ..........       232,640        287,317
  Net increase in loans ..............................................      (655,137)      (640,197)
  Proceeds from sales of loans .......................................       133,229        153,558
  Purchases of premises, equipment and other assets ..................       (15,020)       (14,079)
  Proceeds from sales of foreclosed assets ...........................         5,662          5,076
  Proceeds from sales of premises, equipment and other assets ........           150            920
------------------------------------------------------------------------------------------------------
       Net cash used by investing activities .........................      (410,502)      (221,225)
------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in domestic deposits ..................................       134,059         70,228
  Net increase (decrease) in time deposits - foreign office ..........        13,071        (11,016)
  Net increase in short-term borrowings ..............................       259,667         31,543
  Proceeds from issuance of debt .....................................             -         66,335
  Payments on debt ...................................................       (44,321)       (73,854)
  Proceeds from issuance of common stock .............................         3,820            622
  Purchase of common stock by ESOP ...................................        (5,021)             -
  Dividends paid .....................................................       (23,811)       (17,356)
  Acquisition of treasury stock ......................................          (295)          (311)
------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities .....................       337,169         66,191
------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ................................       (25,298)       (79,314)
Cash and cash equivalents at beginning of year .......................       716,733        500,915
------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period ....................     $ 691,435      $ 421,601
------------------------------------------------------------------------------------------------------
------------
See notes to consolidated financial statements.

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

         Note 2 MERGER  AGREEMENTS  Mergers are pending with four  institutions:
Executive Bancshares, Inc. ("Executive"), Unicorp Bancshares - Texas, Inc. ("Unicorp"), Northwest Bancshares of Louisiana, Inc. ("Northwest"), and ArgentBank ("Argent"). Certain of these mergers are pending shareholder and/or regulatory approval. It is anticipated that these transactions will be accounted for as a pooling of interests when consummated. The following table shows selected balances and the estimated transaction value of each merger as of June 30, 1997 assuming a value of Hibernia Class A Common Stock of $13.9375.


------------------------------------------------------------
                                            Transaction
($ in millions)  Assets     Loans    Deposit      Value
------------------------------------------------------------
Executive ...   $138.1     $ 66.0     $126.4     $ 16.8
Unicorp .....    115.3       64.8      102.9       31.1
Northwest ...    105.2       36.8       92.0       21.3
Argent ......    760.0      438.7      641.2      190.0
------------------------------------------------------------


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

         At June 30, 1997, the number of shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan totaled 154,246, 1,091,801, and 642,500, respectively.

         The following tables summarize the activity in the plans during the second quarter of 1997.


---------------------------------------------------------------------------------------
                                                                           Weighted
                                                                            Average
                                         Incentive    Non-Qualified  Exercise Price
---------------------------------------------------------------------------------------
1987 Stock Option Plan:
Outstanding, March 31, 1997 ......        160,553       1,336,247      $ 7.47
Exercised ........................        (18,750)         (5,875)       4.75
---------------------------------------------------------------------------------------
Outstanding, June 30, 1997 .......        141,803       1,330,372      $ 7.51
---------------------------------------------------------------------------------------
Exercisable, June 30, 1997 .......        141,803       1,330,372      $ 7.51
---------------------------------------------------------------------------------------

Long-Term Incentive Plan:
Outstanding, March 31, 1997 ......         12,598       6,250,666      $ 9.54
Granted ..........................              -          13,750       12.70
Award of restricted stock ........              -           1,900        -
Canceled .........................              -         (15,312)      10.78
Exercised ........................              -         (51,920)       7.44
Issuance of restricted stock .....              -          (1,900)       -
---------------------------------------------------------------------------------------
Outstanding, June 30, 1997 .......         12,598       6,197,184      $ 9.56
---------------------------------------------------------------------------------------
Exercisable, June 30, 1997 .......              -       2,244,900      $ 7.51
---------------------------------------------------------------------------------------

1993 Directors' Stock Option Plan:
Outstanding, March 31, 1997 ......              -         248,750      $ 8.61
Granted ..........................              -          70,000       13.00
Exercised ........................              -         (28,750)       8.29
---------------------------------------------------------------------------------------
Outstanding, June 30, 1997 .......              -         290,000      $ 9.70
---------------------------------------------------------------------------------------
Exercisable, June 30, 1997 .......              -         116,250      $ 7.86
---------------------------------------------------------------------------------------


         During 1995, the Company  instituted an employee  stock  ownership plan
(ESOP) in which substantially all employees participate. The ESOP, with a guarantee of the Parent Company, borrowed funds from Hibernia National Bank to purchase Hibernia Class A Common Stock. The ESOP is authorized to acquire up to $30,000,000 of Hibernia Class A Common Stock in open-market purchases of which $8,629,000 remains for future purchases. As of June 30, 1997, the ESOP held 2,431,388 shares of Hibernia Class A Common Stock.

         Note 4 NET INCOME PER COMMON SHARE Net income per common share is based on the weighted average number of common shares outstanding of 127,209,011 and 127,240,768 for the three months and six months ended June 30, 1997 and 126,620,131 and 126,571,918 for the three months and six months ended June 30, 1996. These weighted averages exclude uncommitted shares held by the ESOP.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to present both net income per common share and net income per common share - assuming dilution. The adoption of SFAS No. 128 will not impact the Company's net income per common share. However, the Company has not previously been required to present net income per common share - assuming dilution. If the Company had been required to adopt SFAS No. 128, net income per common share - assuming dilution would have been $0.24 and $0.46 or the three months and six months ended June 30, 1997 and $0.22 and $0.42 or the three months and six months ended June 30, 1996.


CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                  Six Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                          June 30       March 31        June 30        June 30        June 30
($ in thousands, except per-share data)                      1997           1997           1996           1997           1996
------------------------------------------------------------------------------------------------------------------------------
Interest income ...................................   $   178,621    $   171,668    $   151,100    $   350,288    $   298,837
Interest expense ..................................        75,337         71,829         62,158        147,165        123,643
--------------------------------------------------------------------------------------------------------------------------------
Net interest income ...............................       103,284         99,839         88,942        203,123        175,194
Provision for possible loan losses ................             -              -            550              -            975
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for possible loan losses ......................       103,284         99,839         88,392        203,123        174,219
--------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income .............................        35,916         32,013         28,312         67,929         55,711
   Securities gains (losses), net .................           356             15             46            371            113
--------------------------------------------------------------------------------------------------------------------------------
Noninterest income ................................        36,272         32,028         28,358         68,300         55,824
Noninterest expense ...............................        88,826         84,970         73,929        173,796        146,638
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes ...............................        50,730         46,897         42,821         97,627         83,405
Income tax expense ................................        17,795         16,283         14,678         34,078         28,960
--------------------------------------------------------------------------------------------------------------------------------
Net income ........................................   $    32,935    $    30,614    $    28,143    $    63,549    $    54,445
--------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ......   $    31,210    $    28,889    $    28,143    $    60,099    $    54,445
--------------------------------------------------------------------------------------------------------------------------------
Per common share information: (2)
   Net income .....................................   $      0.25    $      0.23    $      0.22    $      0.47    $      0.43
   Cash dividends declared ........................   $      0.08    $      0.08    $      0.07    $      0.16    $      0.14
Average shares outstanding (000s) .................       127,209        127,273        126,620        127,241        127,406
Dividend payout ratio .............................         32.00%         34.78%         31.82%         34.04%         32.56%
--------------------------------------------------------------------------------------------------------------------------------
Selected quarter-end balances (in millions)
Loans .............................................   $   6,555.1    $   6,195.1    $   5,204.4
Deposits ..........................................       7,968.9        7,932.4        6,628.9
Debt ..............................................           7.0            7.4           26.8
Equity ............................................         970.0          940.6          781.6
Total assets ......................................       9,673.3        9,381.8        7,855.2
--------------------------------------------------------------------------------------------------------------------------------
Selected average balances (in millions)
Loans .............................................   $   6,386.3    $   6,092.3    $   5,084.7    $   6,240.1    $   4,962.4
Deposits ..........................................       7,873.5        7,734.1        6,617.4        7,804.2        6,597.4
Debt ..............................................           7.2           44.3           27.3           25.6           27.4
Equity ............................................         953.6          943.8          773.8          948.8          774.9
Total assets ......................................       9,419.3        9,265.2        7,854.8        9,342.7        7,824.5
--------------------------------------------------------------------------------------------------------------------------------
Selected ratios
Net interest margin (taxable-equivalent) ..........          4.87%          4.83%          4.94%          4.85%          4.88%
Return on assets ..................................          1.40%          1.32%          1.43%          1.36%          1.39%
Return on common equity ...........................         14.63%         13.69%         14.55%         14.16%         14.05%
Return on total equity ............................         13.82%         12.97%         14.55%         13.40%         14.05%
Efficiency ratio ..................................         62.79%         63.41%         62.24%         63.09%         62.65%
Average equity/average assets .....................         10.12%         10.19%          9.85%         10.16%          9.90%
Tier 1 risk-based capital ratio ...................         11.64%         12.00%         13.97%
Total risk-based capital ratio ....................         12.90%         13.26%         15.24%
Leverage ratio ....................................          8.86%          8.79%          9.84%
--------------------------------------------------------------------------------------------------------------------------------
Tax-effected net income and ratios excluding
  goodwill and core deposit intangible amortization
  and balances (3)
Net income applicable to common shareholders ......   $    33,963    $    31,732    $    28,920    $    65,695    $    55,999
Net income per common share (2) ...................   $      0.27    $      0.25    $      0.23    $      0.52    $      0.44
Return on assets ..................................          1.46%          1.39%          1.48%          1.43%          1.43%
Return on common equity ...........................         19.07%         18.14%         15.31%         18.61%         14.81%
Efficiency ratio ..................................         60.54%         60.94%         61.59%         60.74%         61.98%
--------------------------------------------------------------------------------------------------------------------------------
----------------
(1)   All financial  information has been restated for mergers  accounted for as poolings of  interests.  The effects of mergers  accounted for as purchase transactions  have  been  included  from the date of  consummation.  Prior periods have been conformed to current-period presentation.
(2)   Income per common share data are based on the weighted  average  number of common  shares  outstanding  (net  of  uncommitted  ESOP  shares)  in  the respective period. Dividends per common share are historical amounts.
(3)   Amortization  and  balances  of  core  deposit   intangibles  are  net  of
      applicable taxes. Goodwill amortization and balances are not tax effected.

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

MERGER ACTIVITY

     In 1996, the Company completed five mergers, two in Louisiana and one in Texas which were accounted for as poolings of interests, and two in Louisiana which were accounted for as purchase transactions. All prior-year information has been restated to reflect the effect of the mergers accounted for as poolings of interests. For the two mergers in 1996 accounted for as purchase transactions, the financial information of those institutions is combined with Hibernia as of and subsequent to merger.

     Measures of financial performance subsequent to the purchase transactions are more relevant when comparing "tangible" results (i.e., before amortization of goodwill and core deposit intangibles), because they are more indicative of cash flows, and thus the Company's ability to support growth and pay dividends. The tangible measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on the preceding page.

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchase transactions are referred to as the "purchased companies."

     Mergers are pending with four institutions (involving five banks) which would increase assets to approximately $10.8 billion. Hibernia would then have 232 banking locations in 31 Louisiana parishes and five Texas counties. Pending merger activity is summarized below:


                                                      June 30, 1997  Anticipated
                                                           Assets     Accounting       Estimated
     Bank Holding Company / Bank                         (millions)   Treatment        Merger Date
-----------------------------------------------------------------------------------------------------------

Executive Bancshares, Inc. (Texas)/ ...................     $138       Pooling      Third Quarter 1997 *
    First National Bank of Paris
    Collin County National Bank
Unicorp Bancshares-Texas, Inc./ .......................     $115       Pooling      Fourth Quarter 1997 **
    OrangeBank
Northwest Bancshares of Louisiana, Inc./ ..............     $105       Pooling      Fourth Quarter 1997 **
    First National Bank in Mansfield

ArgentBank (Louisiana) ................................     $760       Pooling      Fourth Quarter 1997 **
-----------------------------------------------------------------------------------------------------------
-------------
*   Pending shareholder approval.
**  Pending regulatory and shareholder approval



SECOND-QUARTER 1997 HIGHLIGHTS

     Hibernia   Corporation's   second-quarter  1997  results  showed  continued
improvement in earnings over the second quarter of 1996, strong loan and deposit increases and growth in noninterest income.

         Net income for the second quarter of 1997 totaled $32.9 million ($.25 per common share), up 17% compared to $28.1 million ($.22 per common share) for the second quarter of 1996. Tangible earnings per common share were $.27 in the second quarter of 1997 compared to $.23 for the second quarter of 1996. Net income for the first six months of 1997 totaled $63.5 million ($.47 per common share), up 17% compared to $54.4 million ($.43 per common share) for the first six months of 1996. Tangible earnings per common share were $.52 for the first six months of 1997 compared to $.44 for the first six months of 1996.


         Tangible returns on assets (ROA) and common equity (ROCE) were 1.46% and 19.07%, respectively, for the second quarter of 1997 compared to 1.48% and 15.31% for the same period a year ago. For the first six months of 1997, tangible ROA and ROCE were 1.43% and 18.61%, respectively, compared to 1.43%, and 14.81%, respectively for the same period a year ago.

         Second-quarter 1997 results improved compared to the same period last year because of a $14.3 million (16%) increase in net interest income (resulting from higher average earning assets) and a $7.9 million (28%) improvement in noninterest income. These increases were partially offset by increases in noninterest expense and income tax expense, which were up $14.9 million (20%) and $3.1 million (21%), respectively. Approximately 30% of the increase in noninterest income was related to the purchased companies and 15% was due to a gain recognized on the sale of Hibernia's interest in an electronic funds transfer network. Approximately $7.3 million, or 49%, of the increase in noninterest expense was related to amortization of purchase accounting intangibles and additional noninterest expenses associated with the purchased companies.

         Results for the first six months of 1997 improved over the first six months of 1996 due to a $27.9 million (16%) increase in net interest income and a $12.5 million (22%) improvement in noninterest income. These increases were partially offset by increases in noninterest expense, up $27.2 million (19%) and income tax expense, which was up $5.1 million (18%). Approximately $14.7 million, or 54%, of the increase in noninterest expense was related to amortization of purchase accounting intangibles and additional noninterest expenses associated with the purchased companies.

         Total loans grew $1.4 billion (26%) from June 30, 1996 to $6.6 billion at June 30, 1997. Commercial loans grew $661.3 million (34%) to $2.6 billion. Small business banking loans increased $242.4 million (26%) to $1.2 billion and consumer loans increased $447.0 million (19%) to $2.8 billion. Approximately 25% of the total loan growth was due to the purchased companies.

         Asset quality remained strong with reserve coverage of nonperforming loans at 536% at June 30, 1997. Nonperforming assets as a percentage of loans plus foreclosed assets and excess bank-owned property was 0.45% at June 30, 1997, down slightly from 0.49% at June 30, 1996.

         Deposits increased $1.3 billion (20%) from June 30, 1996 to $8.0 billion at June 30, 1997. A significant portion of this increase was attributable to the purchased companies, which added almost $0.9 billion in deposits.

         In July 1997, Hibernia's Board of Directors declared a quarterly cash dividend of $.08 per common share, a 14% increase from the quarterly dividend declared in July 1996.


FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $8.7 billion in the second quarter of 1997, a $1.3 billion (18%) increase from the second-quarter 1996 average of $7.4 billion. The growth in average earning assets was due to the effect of the purchased companies and new loan growth. Hibernia has funded the loan growth through increases in deposits and borrowed funds and proceeds from maturing securities.

Loans. Table 1 presents Hibernia's commercial and small business banking loans classified by repayment source and consumer loans classified by type at June 30, 1997, March 31, 1997 and June 30, 1996. Total loans increased $360.0 million (6%) during the second quarter of 1997 as commercial loans increased $179.9 million (7%), small business banking loans were up $43.5 million (4%) and consumer loans increased $136.6 million (5%). Compared to June 30, 1996, loans increased $1.4 billion (26%). Commercial loans were up $661.3 million (34%), small business banking loans grew $242.4 million (26%) and consumer loans increased $447.0 million (19%). Commercial and small business banking growth was spread across most categories. In consumer lending, growth was concentrated in residential mortgage loans and revolving credit loans.

------------------------------------------------------------------------------------------------------------
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
------------------------------------------------------------------------------------------------------------
                                            June 30, 1997         March 31, 1997          June 30, 1996
------------------------------------------------------------------------------------------------------------
($ in millions)                           Loans    Percent       Loans    Percent       Loans     Percent
------------------------------------------------------------------------------------------------------------
Commercial:
   Commercial and industrial .....     $   934.3      14.3%   $   902.2      14.6%   $   756.6      14.5%
   Services industry .............         524.2       8.0        484.6       7.8        357.0       6.9
   Real estate ...................         462.6       7.1        420.4       6.8        357.9       6.9
   Health care ...................         230.2       3.5        215.9       3.5        182.2       3.5
   Transportation,  communications
      and utilities ..............         191.0       2.9        196.4       3.2        158.4       3.0
   Energy ........................         223.4       3.4        171.4       2.7        102.6       2.0
   Other .........................          59.5       0.9         54.4       0.9         49.2       0.9
------------------------------------------------------------------------------------------------------------
      Total commercial ...........       2,625.2      40.1      2,445.3      39.5      1,963.9      37.7
------------------------------------------------------------------------------------------------------------
Small Business Banking:
   Commercial and industrial .....         468.7       7.1        480.7       7.7        342.2       6.6
   Services industry .............         250.3       3.8        222.4       3.6        142.7       2.8
   Real estate ...................         143.0       2.2        133.3       2.1        116.9       2.2
   Health care ...................          55.5       0.8         59.9       1.0         40.9       0.8
   Transportation,  communications
      and utilities ..............          29.9       0.5         29.6       0.5         20.2       0.4
   Energy ........................          13.3       0.2          9.8       0.2          7.6       0.1
   Other .........................         208.6       3.2        190.1       3.1        256.4       4.9
------------------------------------------------------------------------------------------------------------
      Total small business banking       1,169.3      17.8      1,125.8      18.2        926.9      17.8
------------------------------------------------------------------------------------------------------------
Consumer:
   Residential mortgages:
      First mortgages ............       1,236.3      18.9      1,112.2      17.9        929.8      17.9
      Junior liens ...............         118.3       1.8        118.9       1.9        105.9       2.0
   Indirect ......................         712.5      10.9        727.4      11.7        730.9      14.1
   Revolving credit ..............         232.1       3.5        177.1       2.9        105.1       2.0
   Other .........................         461.4       7.0        488.4       7.9        441.9       8.5
------------------------------------------------------------------------------------------------------------
      Total consumer .............       2,760.6      42.1      2,624.0      42.3      2,313.6      44.5
------------------------------------------------------------------------------------------------------------
Total loans ......................     $ 6,555.1     100.0%   $ 6,195.1     100.0%   $ 5,204.4     100.0%
------------------------------------------------------------------------------------------------------------


     Average loans for the second quarter of 1997 of $6.4 billion were up $294 million (5%) from the first quarter of 1997 and up $1.3 billion (26%) compared to the second quarter of 1996. For the first six months of 1997 average loans increased $1.3 billion (26%) compared to the first six months of 1996. The purchased companies accounted for approximately 25% of the increases in both of the periods.
     Securities. Average securities decreased $25.3 million (1%) in the second quarter of 1997 compared to the second quarter of 1996 and were down $48.4 million (2%) for the first six months of 1997 compared to the same period in 1996. The decreases were the result of the reinvestment of maturing securities into higher-yielding loans, partially offset by the effect of the purchased companies.

     Short-Term Investments. Average short-term investments (primarily federal funds sold) for the three months ended June 30, 1997, totaled $219.2 million, up $50.1 million (30%) compared to an average of $169.1 million in the second quarter of 1996. For the first six months of 1997 compared to the same period in 1996, short-term investments increased $39.9 million (22%) to $221.7 million.


ASSET QUALITY

     Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property at June 30, 1997 improved slightly to 0.45%, down from 0.49% a year ago. This measure was up slightly from 0.39% at March 31, 1997. Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled $29.7 million at June 30, 1997. Nonperforming assets increased $4.2 million (17%) from $25.5 million at June 30, 1996 and $5.8 million (24%) from $23.9 million at March 31, 1997.

     Nonperforming loans, which totaled $22.4 million at June 30, 1997, increased $4.2 million (23%) from a year ago, and $5.8 million (35%) from the prior quarter end. Although nonperforming loans increased, the ratio of nonperforming loans to total loans declined as the growth in the loan portfolio outpaced the growth in nonperforming loans. Foreclosed assets totaled $4.5 million at June 30, 1997, up $0.1 million (3%) from both June 30, 1996 and March 31, 1997. Excess bank-owned property at June 30, 1997 was down $0.1 million (4%) from $3.0 million a year earlier and down $0.2 million (6%) from March 31, 1997.

     Table 2 presents a summary of nonperforming assets at the end of the last five quarters. Table 3 shows loan delinquencies for the last five quarters. Both the amount and percentages of loan delinquencies declined at June 30, 1997 compared to June 30, 1996 and March 31, 1997. Additionally, less than 7% of delinquencies at June 30, 1997 were 90 days or more past due compared to almost 10% at March 31, 1997 and over 8% at June 30, 1996.


                                                                                                 -----
----------------------------------------------------------------------------------------------------------------
TABLE 2  -  NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------
                                              June 30       March 31        Dec.31      Sept. 30       June 30
($ in thousands)                                 1997           1997          1996          1996          1996
----------------------------------------------------------------------------------------------------------------
Nonaccrual loans ........................     $ 22,411      $ 16,610      $ 16,043      $ 15,050      $ 18,217
Restructured loans ......................            -             -             -             -             -
----------------------------------------------------------------------------------------------------------------
    Total nonperforming loans ...........       22,411        16,610        16,043        15,050        18,217
----------------------------------------------------------------------------------------------------------------
Foreclosed assets .......................        4,464         4,330         5,206         4,571         4,323
Excess bank-owned property ..............        2,840         3,008         3,670         2,220         2,956
----------------------------------------------------------------------------------------------------------------
    Total nonperforming assets ..........     $ 29,715      $ 23,948      $ 24,919      $ 21,841      $ 25,496
----------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ........     $120,176      $119,878      $127,768      $133,221      $147,222
Nonperforming loans as a percentage
    of total loans ......................         0.34%         0.27%         0.27%         0.26%         0.35%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank-owned property ......         0.45%         0.39%         0.41%         0.38%         0.49%
Reserve for possible loan losses as a
    percentage of nonperforming loans ...       536.24%       721.72%       796.41%       885.19%       808.16%
----------------------------------------------------------------------------------------------------------------

     At June 30, 1997 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $19.6 million. The related reserve for possible loan losses was $3.6 million. The comparable amounts at June 30, 1996 were $16.6 million and $2.6 million, respectively. These loans are included in nonaccrual loans in Table 2.



-----------------------------------------------------------------------------------------------------------
TABLE 3  -  LOAN DELINQUENCIES (1)
-----------------------------------------------------------------------------------------------------------
                                                 June 30    March 31      Dec.31     Sept. 30     June 30
($ in millions)                                     1997        1997        1996         1996        1996
-----------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ...........................     $ 44.1      $ 45.5      $ 69.2      $ 47.7      $ 46.6
    90 days or more .........................        3.2         4.8         5.3         3.7         4.3
-----------------------------------------------------------------------------------------------------------
        Total delinquencies .................     $ 47.3      $ 50.3      $ 74.5      $ 51.4      $ 50.9
-----------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ..............................       0.19%       0.20%       0.84%       0.03%       0.05%
    Small business banking ..................       0.96        1.17        1.31        1.28        1.00
    Consumer ................................       1.13        1.22        1.56        1.49        1.75
    Total loans .............................       0.72        0.81        1.23        0.90        0.98
-----------------------------------------------------------------------------------------------------------
-------------
(1) Accruing loans past due as to principal and/or interest 30 days or more.


     Table 4 presents a summary of changes in nonperforming loans for the three-month and six-month periods ended June 30, 1997 and 1996. Loans totaling $12.4 million were added to nonperforming loans during the second quarter of 1997. Payments and sales resulted in a $4.0 million reduction in nonperforming loans and charge-offs further reduced nonperforming loans in the second quarter of 1997 by $2.5 million. In the event that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for possible loan losses in Table 5 and not as a component of nonperforming loan activity.



---------------------------------------------------------------------------------------
TABLE 4  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
---------------------------------------------------------------------------------------
                                       Three Months                 Six Months
                                      Ended June 30               Ended June 30
---------------------------------------------------------------------------------------
($ in thousands)                   1997           1996          1997          1996
---------------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period .     $ 16,610      $ 18,886      $ 16,043      $ 17,692
Additions ..................       12,393         4,698        31,085        10,048
Charge-offs, gross .........       (2,486)       (2,849)       (5,491)       (5,069)
Returns to performing status         (150)         (132)       (1,041)         (160)
Payments and sales .........       (3,956)       (2,386)      (18,185)       (4,294)
---------------------------------------------------------------------------------------
Nonperforming loans
    at end of period .......     $ 22,411      $ 18,217      $ 22,411      $ 18,217
---------------------------------------------------------------------------------------


     In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $19.3 million at June 30, 1997 compared to $21.1 million at June 30, 1996 and $18.9 million at March 31, 1997.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     As a result of the low level of nonperforming loans and strong reserve coverage, no provision for possible loan losses was recorded for the second quarter or first six months of 1997 compared to nominal provisions recorded in the same periods of 1996 by one of the pooled companies. As of June 30, 1997 the reserve for possible loan losses as a percentage of nonperforming loans was 536%, compared to 808% at June 30, 1996 and 722% at March 31, 1997.

     Recoveries in the second quarter of 1997 included the collection of a large commercial loan that had previously been charged-off and the sale of a group of charged-off consumer loans in bankruptcy. As a result, Hibernia recognized net recoveries of $0.3 million in the second quarter of 1997, compared to net charge-offs of $1.2 million in the second quarter of 1996. For the first six months of 1997, net charge-offs totaled $7.6 million compared to $4.3 million for the first six months of 1996. As a percentage of average loans, annualized net recoveries were 0.02% in the second quarter of 1997 compared to net charge-offs of 0.09% in the second quarter of 1996. Annualized net charge-offs for the first six months of 1997 and 1996 were 0.24% and 0.17%, respectively.

     The reserve for possible loan losses totaled $120.2 million, or 1.83% of total loans, at June 30, 1997, compared to $147.2 million, or 2.83%, a year earlier. In terms of both dollar amount and as a percentage of loans, the reserve for possible loan losses has been declining since the end of 1993 as a result of net charge-offs, negative provisions and loan growth. Management has deemed the present level to be adequate to absorb future potential loan losses inherent in the existing portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends. Because factors such as loan growth, the future collectibility of loans and the amounts and timing of future cash flows expected to be received on impaired loans are uncertain, the level of future provisions, if any, cannot be predicted. Table 5 presents an analysis of the activity in the reserve for possible loan losses for the second quarter and first six months of 1997 and 1996.



---------------------------------------------------------------------------------------------------
TABLE 5  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
---------------------------------------------------------------------------------------------------
                                              Three Months                      Six Months
                                              Ended June 30                   Ended June 30
---------------------------------------------------------------------------------------------------
($ in thousands)                           1997           1996            1997            1996
---------------------------------------------------------------------------------------------------
Balance at beginning of period ...     $ 119,878       $ 147,854       $ 127,768       $ 150,516
Loans charged off ................        (8,714)         (7,005)        (22,214)        (14,113)
Recoveries .......................         9,012           5,823          14,622           9,844
---------------------------------------------------------------------------------------------------
Net loans charged off ............           298          (1,182)         (7,592)         (4,269)
Provision for possible loan losses             -             550               -             975
---------------------------------------------------------------------------------------------------
Balance at end of period .........     $ 120,176       $ 147,222       $ 120,176       $ 147,222
---------------------------------------------------------------------------------------------------
Reserve for possible loan losses
    as a percentage of loans .....          1.83%           2.83%           1.83%           2.83%
Annualized net charge-offs as a
    percentage of average loans ..         (0.02)%          0.09%           0.24%           0.17%
---------------------------------------------------------------------------------------------------


FUNDING SOURCES:

DEPOSITS AND BORROWINGS

     Deposits. Average deposits totaled $7.9 billion in the second quarter of 1997, a $1.3 billion (19%) increase from the second quarter of 1996. For the first six months of 1997 compared to the same period in 1996, average deposits increased $1.2 billion (18%) to $7.8 billion. Excluding the growth in deposits attributable to the purchased companies, average deposits grew $432.7 million (6%) in the second quarter of 1997 and $383.4 million (5%) for the first six months of 1997 over the comparable periods in 1996. This deposit growth resulted from Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the introduction of new products such as the 7-day CD and the Tower Super SavingsSM account (which offers liquidity and a rate indexed to the 90-day Treasury bill auction discount rate).

     Table 6 presents the composition of average deposits for the second and first quarters of 1997 and the second quarter of 1996.



------------------------------------------------------------------------------------------------------------
TABLE 6  -  DEPOSIT COMPOSITION
------------------------------------------------------------------------------------------------------------
                                     Second Quarter 1997      First Quarter 1997     Second Quarter 1996
------------------------------------------------------------------------------------------------------------
                                      Average      % of        Average     % of        Average     % of
($ in millions)                      Balances    Deposits     Balances   Deposits     Balances   Deposits
------------------------------------------------------------------------------------------------------------
Demand, noninterest-bearing ...     $  1,367.8      17.4%   $  1,363.9      17.6%   $  1,149.3      17.4%
NOW accounts ..................          306.4       3.9         390.9       5.1         274.7       4.2
Money market deposit accounts .        1,546.2      19.6       1,545.5      20.0       1,450.6      21.9
Savings accounts ..............          669.3       8.5         505.3       6.5         364.1       5.5
Other consumer time deposits ..        2,531.9      32.2       2,532.5      32.7       2,237.8      33.8
------------------------------------------------------------------------------------------------------------
    Total core deposits .......        6,421.6      81.6       6,338.1      81.9       5,476.5      82.8
------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more          990.5      12.6         965.4      12.5         853.7      12.9
Certificates of deposit of
    $100,000 or more ..........          380.3       4.8         362.9       4.7         243.6       3.7
Foreign time deposits .........           81.1       1.0          67.7       0.9          43.6       0.6
------------------------------------------------------------------------------------------------------------
    Total deposits ............     $  7,873.5     100.0%   $  7,734.1     100.0%   $  6,617.4     100.0%
------------------------------------------------------------------------------------------------------------

     Average core deposits totaled $6.4 billion in the second quarter of 1997, a $945.1 million (17%) increase from the second quarter of 1996. Average demand deposits grew $218.5 million, NOW account balances were up $31.7 million, money market deposits grew $95.6 million, savings deposits increased $305.2 million and other consumer time deposits grew $294.1 million in the second quarter of 1997 compared to the second quarter of 1996. These increases were primarily due to the purchased companies. In addition, savings deposits and consumer time deposits experienced growth due to the introduction of new products.

     Average noncore deposits increased $311.0 million (27%) from the second quarter of 1996, with the purchased companies accounting for 30% of the increase. Public fund certificates of deposit increased $136.8 million (16%) and other large-denomination certificates of deposit increased $136.7 million (56%). The increases in public funds deposits are due, in part, to greater access in new markets (through mergers) to public agency funds as well as increases in funds from previously existing relationships.

     Borrowings. Average borrowings -- which include federal funds purchased, securities sold under agreements to repurchase (repurchase agreements) and debt -- increased $117.8 million (35%) to $450.0 million for the second quarter of 1997 compared to the second quarter of 1996. For the first six months of 1997 compared to the same period in 1996 average borrowings increased $112.9 million (35%) to $437.3 million. The most significant factor in the growth of borrowings over prior periods is the increase in repurchase agreements related to cash management products which "sweep" funds from deposit accounts. Average repurchase agreements increased $77.4 million in the second quarter of 1997 and $88.5 million for the first six months of 1997 over the comparable periods in 1996.

     Fluctuations in short-term borrowings resulted from differences in the timing of lending opportunities and the growth of other funding sources (deposits and proceeds from maturing securities). The Company's reliance on these funds, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

     The Company's long-term debt at June 30, 1997, which totaled $7.0 million, is comprised of advances from the Federal Home Loan Bank of Dallas.


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

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Derivative financial instruments were entered into by one of the pooled companies to hedge against exposure to changes in interest rates on the market value of the securities available for sale portfolio. At June 30, 1996, the notional value of these derivatives was $176.0 million. The fair value at that date of $2.8 million is included in the securities available for sale portfolio. These derivatives were liquidated during the first quarter of 1997. At June 30, 1997, Hibernia held foreign exchange rate forward contracts totaling $17.5 million, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies. Hibernia also held an interest rate swap of $70.0 million which is used to manage interest rate risk on specific deposits.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $145.2 million at June 30, 1997. In addition to these customer-related financial instruments, the Company has entered into contracts for its own account which total $75.2 million. As of June 30, 1997, Hibernia's credit exposure related to derivative financial instruments held for trading totaled $0.3 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the second quarter of 1997, totaled $105.5 million, a $15.1 million increase from the same period in 1996 and up $3.6 million from the first quarter of 1997. Taxable-equivalent net interest income for the first six months of 1997 totaled $207.5 million, a $29.2 million increase over the first six months of 1996.

     Factors contributing to the increase in net interest income for the second quarter and first six months of 1997 over the comparable periods in 1996 include: the effect of the purchased companies; the positive effect of the change in the mix of earning assets from lower-yielding securities to loans, which comprised 73.6% of average earning assets in the second quarter of 1997 compared to 69.1% in the second quarter of 1996; overall growth in earning assets; and higher yields on securities. These factors were partially offset by lower yields on loans. Loan yields in the second quarter and first six months of 1996 were positively impacted by an almost $2.2 million increase in income on nonaccrual or previously charged-off loans.

     The analysis of Consolidated Average Balances, Interest and Rates on the following pages of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996, and for the first six months of 1997 and 1996.

-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
-----------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                 Second Quarter 1997                    First Quarter 1997
-----------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                       Average                               Average
interest $ in thousands)                               Balance     Interest       Rate       Balance    Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $2,573.3     $ 56,569       8.82%     $2,369.1    $ 51,087     8.75%
    Small business banking loans ..................    1,122.1       26,791       9.58       1,113.3      26,165     9.53
    Consumer loans ................................    2,690.9       58,592       8.73       2,609.9      56,535     8.77
-----------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................    6,386.3      141,952       8.91       6,092.3     133,787     8.90
-----------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................    2,075.1       35,927       6.93       2,193.7      37,097     6.78
    Short-term investments ........................      219.2        3,006       5.50         224.2       2,933     5.30
-----------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............    8,680.6     $180,885       8.35%      8,510.2    $173,817     8.26%
-----------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................     (119.7)                               (123.9)
Noninterest-earning assets:
    Cash and due from banks .......................      367.2                                 389.8
    Other assets ..................................      491.2                                 489.1
-----------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........      858.4                                 878.9
-----------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................   $9,419.3                              $9,265.2
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $  306.4     $  2,362       3.09%     $  390.9    $  2,932     3.04%
        Money market deposit accounts .............    1,546.2        9,650       2.50       1,545.5       9,269     2.43
        Savings accounts ..........................      669.3        5,067       3.04         505.3       3,161     2.54
        Other consumer time deposits ..............    2,531.9       32,940       5.22       2,532.5      32,904     5.27
        Public fund certificates of deposit
            of $100,000 or more ...................      990.5       13,627       5.52         965.4      13,001     5.46
        Certificates of deposit of $100,000 or more      380.3        4,890       5.16         362.9       4,566     5.10
        Foreign time deposits .....................       81.1        1,080       5.34          67.7         877     5.25
-----------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......    6,505.7       69,616       4.29       6,370.2      66,710     4.25
-----------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................      104.3        1,424       5.48          42.5         554     5.28
        Repurchase agreements .....................      338.5        4,185       4.96         337.8       3,930     4.72
    Debt ..........................................        7.2          112       6.24          44.3         635     5.82
-----------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........    6,955.7     $ 75,337       4.34%      6,794.8    $ 71,829     4.29%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest liabilities:
    Demand deposits ...............................    1,367.8                               1,363.9
    Other liabilities .............................      142.2                                 162.7
-----------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....    1,510.0                               1,526.6
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................      953.6                                 943.8
-----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $9,419.3                              $9,265.2
-----------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread ..............................                               4.01%                              3.97%
Cost of funds supporting interest-earning assets ..                               3.48%                              3.43%
Net interest income/margin ........................                $105,548       4.87%                 $101,988     4.83%
-----------------------------------------------------------------------------------------------------------------------------
---------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.


-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES  (CONT.)
-----------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries                                                           Six Months Ended
Taxable-equivalent basis (1)                                  Second Quarter 1996                 June 30,1997
-----------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                       Average                             Average
interest $ in thousands)                               Balance     Interest       Rate     Balance    Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $1,917.7     $ 45,313       9.50%   $2,471.8    $107,656      8.78%
    Small business banking loans ..................      900.6       20,743       9.26     1,117.7      52,957      9.55
    Consumer loans ................................    2,266.4       50,152       8.89     2,650.6     115,126      8.75
-----------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................    5,084.7      116,208       9.19     6,240.1     275,739      8.91
-----------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................    2,100.4       34,192       6.52     2,134.1      73,024      6.85
    Short-term investments ........................      169.1        2,225       5.28       221.7       5,939      5.40
-----------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............    7,354.2     $152,625       8.34%    8,595.9    $354,702      8.31%
-----------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................     (148.3)                             (121.8)
Noninterest-earning assets:
    Cash and due from banks .......................      315.7                               378.4
    Other assets ..................................      333.2                               490.2
-----------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........      648.9                               868.6
-----------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................   $7,854.8                            $9,342.7
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $  274.7     $  1,879       2.75%   $  348.4    $  5,294      3.06%
        Money market deposit accounts .............    1,450.6        8,469       2.35     1,545.9      18,919      2.47
        Savings accounts ..........................      364.1        1,890       2.09       587.8       8,228      2.82
        Other consumer time deposits ..............    2,237.8       31,000       5.57     2,532.1      65,844      5.24
        Public fund certificates of deposit
            of $100,000 or more ...................      853.7       11,214       5.28       978.0      26,627      5.49
        Certificates of deposit of $100,000 or more      243.6        3,142       5.19       371.7       9,457      5.13
        Foreign time deposits .....................       43.6          577       5.32        74.4       1,957      5.30
-----------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......    5,468.1       58,171       4.28     6,438.3     136,326      4.27
-----------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................       43.8          564       5.18        73.6       1,978      5.42
        Repurchase agreements .....................      261.1        3,039       4.68       338.1       8,114      4.84
    Debt ..........................................       27.3          384       5.65        25.6         747      5.88
-----------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........    5,800.3     $ 62,158       4.31%    6,875.6    $147,165      4.32%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest liabilities:
    Demand deposits ...............................    1,149.3                             1,365.9
    Other liabilities .............................      131.4                               152.4
-----------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....    1,280.7                             1,518.3
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................      773.8                               948.8
-----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $7,854.8                            $9,342.7
-----------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread ..............................                               4.03%                             3.99%
Cost of funds supporting interest-earning assets ..                               3.40%                             3.46%
Net interest income/margin ........................                $ 90,467       4.94%               $207,537      4.85%
-----------------------------------------------------------------------------------------------------------------------------
---------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.


----------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES     (CONT.)
----------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries                                             Six Months Ended
Taxable-equivalent basis (1)                                                        June 30, 1996
----------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                                        Average
interest $ in thousands)                                                Balance        Interest       Rate
----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ...............................................   $1,870.0       $ 87,374        9.40%
    Small business banking loans ...................................      896.6         41,706        9.35
    Consumer loans .................................................    2,195.8         97,010        8.88
----------------------------------------------------------------------------------------------------------------
        Total loans (2) ............................................    4,962.4        226,090        9.16
----------------------------------------------------------------------------------------------------------------
    Securities available for sale ..................................    2,182.5         71,095        6.52
    Short-term investments .........................................      181.8          4,813        5.32
----------------------------------------------------------------------------------------------------------------
        Total interest-earning assets ..............................    7,326.7       $301,998        8.28%
----------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses (149.1) Noninterest-earning assets:
    Cash and due from banks ........................................      318.2
    Other assets ...................................................      328.7
----------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ...........................      646.9
----------------------------------------------------------------------------------------------------------------
        Total assets ...............................................   $7,824.5
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ...............................................   $  268.7       $  3,755        2.81%
        Money market deposit accounts ..............................    1,488.8         17,707        2.39
        Savings accounts ...........................................      366.9          3,815        2.09
        Other consumer time deposits ...............................    2,202.8         61,650        5.63
        Public fund certificates of deposit
            of $100,000 or more ....................................      826.1         22,036        5.36
        Certificates of deposit of $100,000 or more ................      224.2          5,760        5.17
        Foreign time deposits ......................................       41.1          1,121        5.49
----------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits ........................    5,418.6        115,844        4.30
----------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ....................................       47.4          1,221        5.18
        Repurchase agreements ......................................      249.6          5,799        4.67
    Debt ...........................................................       27.4            779        5.72
----------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities .........................    5,743.0       $123,643        4.33%
----------------------------------------------------------------------------------------------------------------
Noninterest liabilities:
    Demand deposits ................................................    1,178.8
    Other liabilities ..............................................      127.8
----------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities ......................    1,306.6
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity .........................................      774.9
----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity .................   $7,824.5
----------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread ...............................................                                  3.95%
Cost of funds supporting interest-earning assets ...................                                  3.40%
Net interest income/margin .........................................                  $178,355        4.88%
----------------------------------------------------------------------------------------------------------------
--------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

     The net interest margin was 4.87% for the second quarter of 1997. The reported net interest margin for the second quarter of 1996 of 4.94% would have been 4.82% excluding the effect of the increased income on nonaccrual or previously charged-off loans. Therefore, the net interest margin for the second quarter of 1997 was up 5 basis points over the same period a year ago and up 4 basis points over the first quarter of 1997. The net interest margin for first six months of 1997 was 4.85%, up slightly from the same period in 1996 (after a 6 basis points adjustment for the income on nonaccrual loans). The positive effects of the change in the mix of earning assets and the increasing yields on securities were partially offset by the negative impact of introductory rates offered on Hibernia's Equity PrimeLine(R) loan product and Tower Super SavingsSM account. During the second quarter of 1997, the rates on these products began to reprice to market rates.

     Table 7 details the net interest margin for the most recent five quarters.



-----------------------------------------------------------------------------------------------
TABLE 7  -  NET INTEREST MARGIN   (taxable-equivalent)
-----------------------------------------------------------------------------------------------
                                                1997                     1996
-----------------------------------------------------------------------------------------------
                                        Second      First     Fourth      Third     Second
                                        Quarter    Quarter    Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------
Yield on earning assets ............      8.35%      8.26%      8.33%      8.32%      8.34%
Rate on interest-bearing liabilities      4.34       4.29       4.29       4.32       4.31
-----------------------------------------------------------------------------------------------
    Net interest spread ............      4.01       3.97       4.04       4.00       4.03
Contribution of
    noninterest-bearing funds ......      0.86       0.86       0.89       0.88       0.91
-----------------------------------------------------------------------------------------------
    Net interest margin ............      4.87%      4.83%      4.93%      4.88%      4.94%
-----------------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......     19.87%     20.16%     20.65%     20.24%     21.13%
-----------------------------------------------------------------------------------------------

     Table 8 shows the composition of average earning assets for the five most recent quarters, revealing the change in the mix of earning assets.




-------------------------------------------------------------------------------------------
TABLE 8  -  INTEREST-EARNING ASSET COMPOSITION
-------------------------------------------------------------------------------------------
                                           1997                        1996
-------------------------------------------------------------------------------------------
                                      Second     First      Fourth     Third     Second
(Percentage of average balances)     Quarter    Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------
Commercial loans ................       29.7%     27.8%      26.4%      26.0%      26.1%
Small business banking loans ....       12.9      13.1       13.9       13.5       12.2
Consumer loans ..................       31.0      30.7       31.0       31.8       30.8
-------------------------------------------------------------------------------------------
    Total loans .................       73.6      71.6       71.3       71.3       69.1
-------------------------------------------------------------------------------------------
Securities available for sale ...       23.9      25.8       26.4       26.4       28.6
Short-term investments ..........        2.5       2.6        2.3        2.3        2.3
-------------------------------------------------------------------------------------------
    Total interest-earning assets     100.0 %    100.0%     100.0%     100.0%     100.0%
-------------------------------------------------------------------------------------------

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 1997 and the first quarter of 1997 and between the second quarter of 1997 and the second quarter of 1996.




-------------------------------------------------------------------------------------------------------------------------
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
-------------------------------------------------------------------------------------------------------------------------
                                                               Second Quarter 1997 Compared to:
-------------------------------------------------------------------------------------------------------------------------
                                                  First Quarter 1997                    Second Quarter 1996
-------------------------------------------------------------------------------------------------------------------------
                                                             Increase (Decrease) Due to Change In:
-------------------------------------------------------------------------------------------------------------------------
($ in thousands)                           Volume         Rate         Total       Volume          Rate         Total
-------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............     $  4,472      $  1,010     $  5,482      $ 14,595      $ (3,339)     $ 11,256
     Small business banking loans ..          209           417          626         5,263           785         6,048
     Consumer loans ................        1,761           296        2,057         9,253          (813)        8,440
-------------------------------------------------------------------------------------------------------------------------
         Loans .....................        6,442         1,723        8,165        29,111        (3,367)       25,744
-------------------------------------------------------------------------------------------------------------------------
     Securities available for sale .       (2,039)          869       (1,170)         (416)        2,151         1,735
     Short-term investments ........          (67)          140           73           684            97           781
-------------------------------------------------------------------------------------------------------------------------
           Total ...................        4,336         2,732        7,068        29,379        (1,119)       28,260
-------------------------------------------------------------------------------------------------------------------------
Interest paid on:
     NOW accounts ..................         (649)           79         (570)          230           253           483
     Money market
         deposit accounts ..........            4           377          381           577           604         1,181
     Savings accounts ..............        1,156           750        1,906         2,054         1,123         3,177
     Other consumer time ...........           (7)           43           36         3,904        (1,964)        1,940
     Public fund certificates of
         deposit of $100,000 or more          343           283          626         1,864           549         2,413
     Certificates of deposit
         of $100,000 or more .......          222           102          324         1,758           (10)        1,748
     Foreign deposits ..............          178            25          203           499             4           503
     Federal funds purchased .......          842            28          870           824            36           860
     Repurchase agreements .........            9           246          255           947           199         1,146
     Long-term debt ................         (572)           49         (523)         (309)           37          (272)
-------------------------------------------------------------------------------------------------------------------------
           Total ...................        1,526         1,982        3,508        12,348           831        13,179
-------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
     net interest income ...........     $  2,810      $    750     $  3,560      $ 17,031      $ (1,950)     $ 15,081
-------------------------------------------------------------------------------------------------------------------------
---------------
(1)  Change due to mix (both  volume and rate) has been  allocated to volume and rate changes in  proportion  to the  relationship  of the  absolute  dollar amounts to the changes in each.


NONINTEREST INCOME

     Noninterest income for the second quarter of 1997 was up $7.9 million (28%) to $36.3 million compared to the same period of 1996. For the first six months of 1997 compared to the same period in 1996, noninterest income was up $12.5 million (22%). Excluding nonrecurring items in both the 1997 and 1996 periods, noninterest income was up $7.2 million (26%) in the quarter and $13.2 million (24%) in the first six months. Nonrecurring items include a $1.2 million gain recognized in the second quarter of 1997 on the sale of Hibernia's interest in an electronic funds transfer network; $0.5 million in the second quarter of 1996 to record an additional gain related to the 1995 sale of the municipal bond administration business; and a $1.4 million gain on the settlement of an acquired loan in the first quarter of 1996. Approximately 30% of the increases in both the three-month and six-month periods was due to the purchased companies.

     The major categories of noninterest income for the three months and six months ended June 30, 1997 and 1996 are presented in Table 10.



----------------------------------------------------------------------------------------------------------------
TABLE 10  -  NONINTEREST INCOME
----------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                 Six Months Ended
----------------------------------------------------------------------------------------------------------------
                                                               Percentage                            Percentage
                                       June 30     June 30      Increase    June 30     June 30      Increase
($ in thousands)                         1997        1996      (Decrease)     1997        1996      (Decrease)
----------------------------------------------------------------------------------------------------------------
Service charges on deposits ......     $17,497     $14,007          25%     $33,571     $27,054          24%
Trust fees .......................       3,716       3,183          17        7,185       6,451          11
Other service, collection and
    exchange charges:
    Mortgage loan servicing fees .       2,025       1,926           5        4,027       3,880           4
    Retail investment service fees       3,217       2,675          20        5,792       4,523          28
    ATM fees .....................       2,126       1,701          25        4,163       3,268          27
    Other fees ...................       3,483       2,433          43        6,438       4,797          34
----------------------------------------------------------------------------------------------------------------
Total other service, collection
    and exchange charges .........      10,851       8,735          24       20,420      16,468          24
----------------------------------------------------------------------------------------------------------------
Other income .....................       3,852       2,387          61        6,753       5,738          18
Securities gains (losses), net ...         356          46         674          371         113         228
----------------------------------------------------------------------------------------------------------------
    Total noninterest income .....     $36,272     $28,358          28%     $68,300     $55,824          22%
----------------------------------------------------------------------------------------------------------------


     Service charges on deposits increased $3.5 million (25%) for the second quarter of 1997 and $6.5 million (24%) for the first six months of 1997 over the comparable periods in 1996. The purchased companies accounted for over 50% of the increases. Growth in fee-generating deposit accounts was the primary reason for the remainder of the increases.

     Other service, collection and exchange charges were up $2.1 million (24%) in the second quarter of 1997 and $4.0 million (24%) for the first six months of 1997 compared to the same periods in 1996, primarily due to increases in retail investment service fees, ATM fees and debit and credit card fees. Retail investment service fees increased $0.5 million in the second quarter and $1.3 million in first six months of 1997 compared to the same periods in 1996 because of Hibernia's attractive product offerings such as mutual funds, annuities and discount brokerage services and its expanded customer base resulting from the merged companies. Hibernia's upgraded and expanded ATM network resulted in a $0.4 million increase in ATM fees for the second quarter and a $0.9 million increase in the first six months of 1997 over the comparable periods in 1996. Fees resulting from the successful introductions in 1996 of Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses led to a $0.5 million increase in other fees for the second quarter of 1997. For the first six months of 1997, this increase totaled $1.2 million.

     Excluding the nonrecurring items previously mentioned, other income was up $0.8 million (41%) for the second quarter of 1997 and up $1.7 million for the first six months of 1997 (45%) compared to the same periods in 1996. The increases were primarily due to gains recorded on the sale of originated mortgage loans, income from direct holding company investments initiated in the second quarter of 1996 and income from Hibernia's joint venture with a major mortgage company that originates, underwrites, closes and services multi-family housing loans under an FNMA program.


NONINTEREST EXPENSE

     For the second quarter of 1997, noninterest expense totaled $88.8 million, a $14.9 million (20%) increase from the second quarter of 1996. Amortization of intangibles and noninterest expense associated with the purchased companies accounted for almost 50% of the increase, with the remainder primarily due to increases in staff costs and equipment expenses. Included in noninterest expense are costs related to Hibernia's strategic improvement process, Vision 2000. Through customer-focused business process redesign and technology enhancements, this corporate-wide effort will provide opportunities to increase revenues and reduce costs. In addition, Vision 2000 is creating a culture that will facilitate continuous improvement. The Vision 2000 expenses totaled $1.7 million and $1.5 million in the second quarter of 1997 and 1996, respectively, and $2.5 million and $3.6 million in the first six months of 1997 and 1996, respectively. Noninterest expense for the three months and six months ended June 30, 1997 and 1996 is presented by major category in Table 11.



-----------------------------------------------------------------------------------------------------------------------------------
TABLE 11  -  NONINTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                              Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Percentage                                     Percentage
                                        June 30        June 30          Increase       June 30         June 30         Increase
($ in thousands)                          1997           1996          (Decrease)       1997             1996         (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
Salaries ........................     $  35,193      $  31,824              11%      $  70,938       $  62,261              14%
Benefits ........................         6,525          6,129               6          13,630          12,942               5
-----------------------------------------------------------------------------------------------------------------------------------
    Total staff costs ...........        41,718         37,953              10          84,568          75,203              12
-----------------------------------------------------------------------------------------------------------------------------------
Occupancy, net ..................         7,390          6,880               7          14,708          13,203              11
Equipment .......................         6,998          5,835              20          13,845          11,333              22
-----------------------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment        14,388         12,715              13          28,553          24,536              16
-----------------------------------------------------------------------------------------------------------------------------------
Data processing .................         5,273          5,011               5           9,793          10,315              (5)
Telecommunications ..............         2,657          2,075              28           5,414           4,298              26
Advertising and promotional
    expenses ....................         3,584          2,787              29           6,494           5,194              25
Postage .........................         2,055          1,376              49           4,238           2,906              46
Stationery and supplies .........         2,117          1,519              39           3,860           3,138              23
Professional fees ...............         1,300          1,357              (4)          2,781           2,880              (3)
Regulatory expense ..............           574            315              82           1,149             611              88
Loan collection expense .........         1,010            477             112           1,775             982              81
Foreclosed property expense, net           (250)          (960)             74            (574)         (1,675)             66
Amortization of intangibles .....         3,443            963             258           7,009           1,924             264
Other ...........................        10,957          8,341              31          18,736          16,326              15
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ...     $  88,826      $  73,929              20%      $ 173,796       $ 146,638              19%
-----------------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (1).............         62.79%         62.24%                          63.09%          62.65%
Tangible efficiency ratio (2)....         60.54%         61.59%                          60.74%          61.98%
-----------------------------------------------------------------------------------------------------------------------------------
----------------
(1)    Noninterest  expense as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).
(2)    Noninterest  expense  (excluding   amortization  of  purchase  accounting
       intangibles)  as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).


     Staff costs, the largest component of noninterest expense, increased $3.8 million (10%) in the second quarter of 1997 and $9.4 million (12%) for the first six months of 1997 compared to the same periods a year ago. The purchased companies accounted for more than half of the increases in both periods, while higher accruals for incentives and bonuses (based on Hibernia's performance) and normal merit increases were other major factors contributing to the increase in staff costs.

     Occupancy and equipment expenses increased $1.7 million (13%) in the second quarter of 1997 and $4.0 million (16%) for the first six months of 1997 over the comparable periods in 1996. Over 60% of the increases was attributable to the purchased companies. Higher equipment expenses as a result of the ATM upgrades, costs related to Vision 2000 and other technological enhancements were other factors in these increases.

     Data processing expenses increased $0.3 million (5%) for the second quarter of 1997 compared to the second quarter of 1996. Data processing expenses decreased $0.5 million (5%) for the first six months of 1997 from the comparable period in 1996. Decreases in expenses related to Vision 2000 more than offset the increased data processing expenses related to the purchased companies in both periods.

     Telecommunications expenses increased $0.6 million (28%) for the second quarter of 1997 and $1.1 million (26%) for the first six months of 1997, primarily due to expenses related to the Company's enhanced communications capabilities, including the operation of its wide area network and enhanced ATM network.

     Advertising and promotional expenses increased $0.8 million (29%) in the second quarter of 1997 and $1.3 million (25%) for the first six months of 1997 compared to the same periods in 1996 because of an increase in advertising related to the introduction of new products, such as the Tower Super SavingsSM account and the Hibernia Equity PrimeLine(R) loan, product development activity and direct marketing. Postage increased $0.7 million (49%) in the second quarter of 1997 and $1.3 million (46%) compared to the same periods in 1996, primarily due to increased direct marketing efforts.

     Regulatory expenses increased $0.3 million (82%) in the second quarter of 1997 and $0.5 million (88%) for the first six months of 1997 compared to the second quarter and first six months of 1996, respectively. The lower expense levels in 1996 are the result of the virtual elimination of FDIC premiums for well-capitalized, highly-rated banks. Legislation enacted in the third quarter of 1996 provided for assessments on banks (based on deposit levels) to pay interest on bonds of the Financing Corporation (FICO). Hibernia's assessments related to the FICO funding were $0.2 million for the second quarter and $0.4 million for the first six months of 1997.

     Amortization of intangibles, a noncash expense, increased $2.5 million to $3.4 million in the second quarter of 1997 compared to the second quarter of 1996, and increased $5.1 million to $7.0 million for the first six months of 1997 compared to the first six months of 1996. Goodwill and core deposit intangibles created by the two purchase transactions in late 1996 were responsible for the increases. Goodwill that resulted from these transactions, totaling $120.1 million, is being amortized on a straight-line basis over 25 years. Core deposit intangibles totaling $18.5 million are being amortized on an accelerated basis over 10 years.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure that management uses to evaluate the success of efforts to control costs while generating revenue efficiently. The tangible efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 60.54% for the second quarter of 1997, a 105 basis point improvement from 61.59% for the same period of 1996. For the first six months of 1997, the tangible efficiency ratio was 60.74% compared to 61.98% for the first six months of 1996. The improvement in efficiency for both periods in 1997 reflects increases in net interest income and noninterest income combined with a lower rate of increases in noninterest expense (excluding amortization of intangibles).


INCOME TAXES

     The Company recorded a $17.8 million income tax expense in the second quarter of 1997, a $3.1 million (21%) increase from $14.7 million in the second quarter of 1996 as pretax income rose 18%. For the first six months of 1997, income tax expense totaled $34.1 million, up 18% compared to $29.0 million for the first six months of 1996.

     Hibernia National Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. Hibernia National Bank of Texas is subject to Texas franchise tax.


CAPITAL

     Shareholders' equity totaled $970.0 million at June 30, 1997, compared to $781.6 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $119.1 million, the issuance of $100 million in preferred stock on September 30, 1996 and a $10.5 million change in unrealized gains (losses) on securities available for sale. These increases were partially offset by $39.4 million in dividends declared on common stock and $5.2 million in dividends declared on preferred stock. Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.




--------------------------------------------------------------------------------------------------------------
TABLE 12  -  CAPITAL
--------------------------------------------------------------------------------------------------------------
                                       June 30       March 31       Dec. 31        Sept. 30        June 30
($ in millions)                          1997           1997           1996          1996            1996
--------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................     $   821.9      $   801.0      $   777.1      $   778.1      $   771.2
    Total ......................         910.5          884.8          858.1          854.9          841.2

Assets:
    Quarterly average assets (1)       9,278.3        9,111.5        8,850.9        8,015.8        7,840.2
    Net risk-adjusted assets ...       7,058.7        6,672.3        6,438.3        6,094.4        5,520.3

Ratios:
    Tier 1 risk-based capital ..         11.64%         12.00%         12.07%         12.77%         13.97%
    Total risk-based capital ...         12.90          13.26          13.33          14.03          15.24
    Leverage ...................          8.86           8.79           8.78           9.71           9.84
--------------------------------------------------------------------------------------------------------------
-------------
(1) Excluding SFAS No. 115 adjustment and disallowed intangibles.


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

     The Fixed/Adjustable Rate Noncumulative Preferred Stock issued on September 30, 1996 is nonconvertible and qualifies as Tier 1 capital. The issuance allowed Hibernia to maintain its strong capital ratios and enhances its ability to act when future opportunities arise. A shelf registration statement filed by the Company in July 1996 with the Securities and Exchange Commission allows the Company to issue up to $250 million of securities over a two-year period, including preferred stock and subordinated debt. The remaining $150 million in securities included in this shelf registration provide Hibernia with the flexibility to quickly modify its capital structure to meet competitive and market conditions. As a result of the pending mergers previously discussed, the Company is expected to issue 18.3 million shares of Hibernia Class A Common Stock. These mergers are not expected to have a material impact on Hibernia's capital ratios.


LIQUIDITY

     Liquidity is a measure of ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. Liquidity needs can be met by generating profits, attracting new deposits and converting assets (such as short-term investments and securities available for sale) to cash. Management monitors liquidity through a periodic review of maturity profiles, yield and rate behaviors, and loan and deposit forecasts to minimize funding risks.

     The loan-to-deposit ratio, one measure of liquidity, was 82.3% at June 30, 1997, 78.1% at March 31, 1997, and 78.5% at June 30, 1996. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund CDs and foreign deposits). Based on average balances, 19.80% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 1997, up 107 basis points from the first quarter of 1997 and up 203 basis points from the second quarter of 1996. Although short-term borrowings have increased in the past year, a significant portion of the purchased funds results from a cash management product that is just one part of a total customer relationship, and thus is not subject to the same volatility as other sources of noncore funds.

     Attracting and retaining core deposits at competitive rates are the Company's primary sources of liquidity. Hibernia's extensive retail office network, aided by the introduction of new deposit products, provided $6.6 billion in core deposits at June 30, 1997, up $1.1 billion (20%) from $5.5 billion a year earlier. Large-denomination certificates of deposit, public funds, and funds which can be purchased through the Banks' memberships in the Federal Home Loan Bank of Dallas and from correspondent banks were additional sources of liquidity. The Company can also raise additional funds through the sale of securities registered on the shelf registration discussed in the Capital section.

                           PART II. OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

EXHIBIT      DESCRIPTION

 3.1 Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

 3.2              By-Laws of the Registrant, as amended to date

10.13 Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.14 Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Hibernia Corporation Executive Life Insurance
                  Plan)

10.16 Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Commission by the Registrant (Registration No. 33-26871) is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

10.35 1993 Director Stock Option Plan of Hibernia Corporation, as amended to date

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.37             Exhibit 10.37 to the Registrant's  Annual Report on Form 19-K;
                  Form 10-K for the fiscal year ended December 31, 1994 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement) between J. Herbert Boydstun and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E.R. "Bo" Campbell and Hibernia Corporation)

10.39 Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between B.D. Flurry and Hibernia Corporation)

10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of the Registrant effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of the Registrant effective as of July
                  1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of the Registrant effective as of July 1996)

21 Exhibit 21 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Subsidiaries of the Registrant)



              (b)     Reports on Form 8-K

                      A report on Form 8-K dated May 12, 1997, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated May 28, 1997, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated June 27, 1997, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated July 16, 1997, was filed by the registrant reporting Item 5 Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                              HIBERNIA CORPORATION
                                  (Registrant)

Date:  August 13, 1997                   By:      /s/ Ron E. Samford, Jr.
     -------------------                             -----------------------
                                                      Ron E. Samford, Jr.
                                         Executive Vice President and Controller
                                         Chief Accounting Officer