Form 10-Q
period 1997-09-30
HIBERNIA CORP
filed 1997-11-14
CIK 47288

HIBERNIA CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997             Commission File Number 1-10294



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

            Class                                Outstanding at October 31, 1997
Class A Common Stock, no par value                     130,687,695 Shares


Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                 September 30      December 31     September 30
Unaudited ($ in thousands)                                                    1997             1996             1996
--------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks .........................................   $    415,518     $    564,947     $    453,523
  Short-term investments ..........................................        240,555          182,910          280,029
  Securities available for sale ...................................      2,010,247        2,219,127        2,087,581
  Securities held to maturity .....................................              -                -                -
  Loans, net of unearned income ...................................      7,041,630        6,104,789        5,777,776
      Reserve for possible loan losses ............................       (113,796)        (128,474)        (133,918)
----------------------------------------------------------------------------------------------------------------------
          Loans, net ..............................................      6,927,834        5,976,315        5,643,858
----------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment .....................................        172,620          174,058          171,302
  Customers' acceptance liability .................................            821              135              568
  Other assets ....................................................        313,498          325,635          295,443
----------------------------------------------------------------------------------------------------------------------
          Total assets ............................................   $ 10,081,093     $  9,443,127     $  8,932,304
======================================================================================================================

Liabilities
  Deposits:
      Demand, noninterest-bearing .................................   $  1,465,049     $  1,561,793     $  1,399,594
      Interest-bearing ............................................      6,636,694        6,385,521        6,089,850
----------------------------------------------------------------------------------------------------------------------
          Total deposits ..........................................      8,101,743        7,947,314        7,489,444
----------------------------------------------------------------------------------------------------------------------
  Short-term borrowings ...........................................        718,499          331,796          363,496
  Liability on acceptances ........................................            821              135              568
  Other liabilities ...............................................        142,969          165,824          146,606
  Debt ............................................................        106,777           53,881           20,863
----------------------------------------------------------------------------------------------------------------------
          Total liabilities .......................................      9,070,809        8,498,950        8,020,977
----------------------------------------------------------------------------------------------------------------------

Shareholders'  equity  Preferred  Stock, no par value:
     Authorized - 100,000,000 shares; 2,000,000 Series A
     issued and outstanding at September 30, 1997,
     December 31, 1996 and September 30, 1996 .....................        100,000          100,000          100,000
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 130,686,662,
     129,966,985, and 129,743,036 at September 30, 1997,
     December 31, 1996 and September 30, 1996, respectively .......        250,919          249,537          249,107
  Surplus .........................................................        381,879          376,802          373,980
  Retained earnings ...............................................        285,596          223,473          204,453
  Treasury stock at cost: 51,898 and 50,000 shares at September 30,
     1997 and December 31, 1996 ...................................           (643)            (569)               -
  Unrealized gains (losses) on securities available for sale ......         10,808            8,252           (1,823)
  Unearned compensation ...........................................        (18,275)         (13,318)         (14,390)
----------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ..............................      1,010,284          944,177          911,327
----------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ..............   $ 10,081,093     $  9,443,127     $  8,932,304
======================================================================================================================
----------------
See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30                  September 30
-------------------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands), except per-share data                     1997          1996           1997           1996
-------------------------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans .............................     $ 151,799     $ 121,578      $ 428,469      $ 348,196
    Interest on securities available for sale ..............        34,271        33,387        106,313        104,309
    Interest on securities held to maturity ................             -             -              -              -
    Interest on short-term investments .....................         3,280         2,572          9,651          7,618
-------------------------------------------------------------------------------------------------------------------------
        Total interest income ..............................       189,350       157,537        544,433        460,123
-------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...................................        72,141        61,816        210,770        179,351
    Interest on short-term borrowings ......................         8,694         3,919         18,786         10,939
    Interest on debt .......................................           840           373          1,692          1,248
-------------------------------------------------------------------------------------------------------------------------
        Total interest expense .............................        81,675        66,108        231,248        191,538
-------------------------------------------------------------------------------------------------------------------------
Net interest income ........................................       107,675        91,429        313,185        268,585
    Provision for possible loan losses .....................            16       (13,540)            64        (12,490)
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       107,659       104,969        313,121        281,075
-------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits ............................        18,042        14,925         51,828         42,161
    Trust fees .............................................         3,693         3,369         10,878          9,820
    Other service, collection and exchange charges .........        11,252         8,554         31,707         25,048
    Other operating income .................................         2,207         1,746          9,064          7,585
    Securities gains (losses), net .........................             1        (5,584)           372         (5,470)
-------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ...........................        35,195        23,010        103,849         79,144
-------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits .........................        45,006        43,704        130,761        119,694
    Occupancy expense, net .................................         7,681         6,833         22,863         20,163
    Equipment expense ......................................         7,036        10,629         21,098         22,112
    Data processing expense ................................         6,120         5,687         16,270         16,088
    Foreclosed property expense, net .......................            77          (231)          (498)        (1,901)
    Amortization of intangibles ............................         3,220         1,719         10,261          3,653
    Other operating expense ................................        20,618        21,494         65,828         58,253
-------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ..........................        89,758        89,835        266,583        238,062
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes .................................        53,096        38,144        150,387        122,157
Income tax expense .........................................        18,434        13,426         52,564         42,574
-------------------------------------------------------------------------------------------------------------------------
Net income .................................................     $  34,662     $  24,718      $  97,823      $  79,583
-------------------------------------------------------------------------------------------------------------------------

Net income applicable to common shareholders ...............     $  32,937     $  24,718      $  92,648      $  79,583
-------------------------------------------------------------------------------------------------------------------------

Net income per common share ................................     $    0.26     $    0.19      $    0.72      $    0.62
-------------------------------------------------------------------------------------------------------------------------
---------------
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
-----------------------------------------------------------------------------------------------------------------
                                     Preferred     Common                 Retained
                                         Stock      Stock     Surplus     Earnings       Other         Total
-----------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996 .....   $100,000   $249,537   $ 376,802    $ 223,473    $(5,635)   $   944,177
Net income ........................          -          -           -       97,823          -         97,823
Issuance of common stock: .........          -
   Dividend Reinvestment Plan .....          -        385       2,295            -          -          2,680
   Stock Option Plan ..............          -        949       2,613            -          -          3,562
   Restricted stock awards ........          -          4          20            -          -             24
   Retirement Security Plan .......          -         44         265            -          -            309
   Director compensation ..........          -          -          32            -        225            257
Cash dividends declared:
   Common ($.24 per share) ........          -          -           -      (30,525)         -        (30,525)
   Preferred ($2.5875 per share) ..          -          -           -       (5,175)         -         (5,175)
Acquisition of treasury stock .....          -          -           -            -       (299)          (299)
Purchase of common shares by ESOP .          -          -           -            -     (5,021)        (5,021)
Allocation of ESOP shares .........          -          -           -            -         64             64
Change in unrealized gains (losses)
   on securities available for sale          -          -           -            -      2,556          2,556
Other .............................          -          -        (148)           -          -           (148)
-----------------------------------------------------------------------------------------------------------------
Balances at September 30, 1997 ....   $100,000   $250,919   $ 381,879    $ 285,596    $(8,110)   $ 1,010,284
=================================================================================================================


-----------------------------------------------------------------------------------------------------------------
                                        Preferred     Common                 Retained
                                            Stock      Stock     Surplus     Earnings        Other        Total
-----------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995 ........   $      -   $248,587   $ 371,838    $ 150,920    $   2,020    $ 773,365
Net income ...........................          -          -           -       79,583            -       79,583
Issuance of common stock:
   Dividend Reinvestment Plan ........          -        145         646            -            -          791
   Stock Option Plan .................          -        141         199            -          483          823
   Retirement Security Plan ..........          -        229       1,055            -            -        1,284
   Restricted stock awards ...........          -          5          22            -           11           38
   By pooled companies prior to merger          -          -       2,220            -            -        2,220
Issuance of preferred stock ..........    100,000          -      (2,000)           -            -       98,000
Cash dividends declared:
   Common ($.21 per share) ...........          -          -           -      (25,268)           -      (25,268)
   By pooled companies prior to merger          -          -           -         (782)           -         (782)
Acquisition of treasury stock ........          -          -           -            -         (311)        (311)
Change in unrealized gains (losses)
   on securities available for sale ..          -          -           -            -      (18,416)     (18,416)
-----------------------------------------------------------------------------------------------------------------
Balances at September 30, 1996 .......   $100,000   $249,107   $ 373,980    $ 204,453    $ (16,213)   $ 911,327
=================================================================================================================
--------------
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Nine Months Ended September 30
Unaudited ($ in thousands)                                                        1997             1996
----------------------------------------------------------------------------------------------------------
Operating activities
  Net income .........................................................     $    97,823      $    79,583
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses ..........................              64          (12,490)
         Amortization of intangibles and deferred charges ............           9,911            3,653
         Depreciation and amortization ...............................          19,519           20,649
         Premium amortization, net of discount accretion .............           1,637            4,432
         Realized securities (gains) losses, net .....................            (372)           5,470
         Gain on sale of assets ......................................          (1,021)          (2,292)
         Provision for losses on foreclosed and other assets .........             827            1,070
         Decrease in deferred income tax asset .......................           1,846            1,186
         Decrease in interest receivable and other assets ............           1,163            9,130
         Increase (decrease) in interest payable and other liabilities         (22,924)          19,227
----------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities .....................         108,473          129,618
----------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale .........................        (160,345)        (183,576)
  Proceeds from sales of securities available for sale ...............           2,078          265,211
  Proceeds from maturities of securities available for sale ..........         369,823          403,734
  Net increase in loans ..............................................      (1,249,397)        (870,389)
  Proceeds from sales of loans .......................................         295,186          233,788
  Acquisitions, net of cash acquired of $131,985 .....................               -          (66,735)
  Purchases of premises, equipment and other assets ..................         (23,950)         (21,871)
  Proceeds from sales of foreclosed assets ...........................           6,271            6,902
  Proceeds from sales of premises, equipment and other assets ........             150            1,066
----------------------------------------------------------------------------------------------------------
       Net cash used by investing activities .........................        (760,184)        (231,870)
----------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in domestic deposits ..................................         120,249          209,368
  Net increase (decrease) in time deposits - foreign office ..........          34,282          (14,317)
  Net increase in short-term borrowings ..............................         386,703           64,295
  Proceeds from issuance of debt .....................................         100,000           75,041
  Payments on debt ...................................................         (47,104)         (91,609)
  Proceeds from issuance of preferred stock ..........................               -           98,000
  Proceeds from issuance of common stock .............................           6,832            5,156
  Purchase of common stock by ESOP ...................................          (5,021)               -
  Dividends paid .....................................................         (35,715)         (26,050)
  Acquisition of treasury stock ......................................            (299)            (311)
----------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities .....................         559,927          319,573
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents .....................         (91,784)         217,321
Cash and cash equivalents at beginning of year .......................         747,857          516,231
----------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period ....................     $   656,073      $   733,552
==========================================================================================================
-------------
See notes to consolidated financial statements.

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

         Note 2 MERGER AGREEMENTS A merger with Executive Bancshares, Inc. ("Executive") was consummated on August 31, 1997 in a transaction accounted for as a pooling of interests. At August 31, 1997 Executive had total assets of $135.8 million, total loans of $67.3 million and total deposits of $125.6 million. This transaction was valued at $16.8 million.

     Mergers  are  pending  with  four  institutions,  two in  Texas  and two in
Louisiana: Unicorp Bancshares - Texas, Inc. ("Unicorp"), Northwest Bancshares of Louisiana, Inc. ("Northwest"), ArgentBank ("Argent") and Firstshares of Texas, Inc. ("Firstshares"). Certain of these mergers are pending shareholder and/or regulatory approval. It is anticipated that these transactions will be accounted for as poolings of interests when consummated. The following table shows selected balances at September 30, 1997 and the estimated transaction value of each merger assuming a value of Hibernia Class A Common Stock of $17.8125, the closing price on October 31, 1997.

                                                  Transaction
($ in millions)    Assets       Loans    Deposits       Value
------------------------------------------------------------------
Unicorp (1)      $  119.3    $   65.9    $  106.9    $   39.4
Northwest .         104.8        36.1        91.1        26.9
Argent ....         758.2       451.4       629.6       237.2
Firstshares         288.8       132.4       243.5        65.7
------------------------------------------------------------------
-----------
(1) Consummated November 7, 1997; actual transaction value.

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

     The following tables summarize the activity in the plans during the third quarter of 1997.


                                                                                                 Weighted
                                                                                                  Average
                                              Incentive   Non-Qualified            Total   Exercise Price
----------------------------------------------------------------------------------------------------------
1987 Stock Option Plan:
Outstanding, June 30, 1997 ............         141,803       1,330,372        1,472,175       $  7.51
Exercised .............................               -         (17,469)         (17,469)         6.83
----------------------------------------------------------------------------------------------------------
Outstanding, September 30, 1997 .......         141,803       1,312,903        1,454,706       $  7.52
----------------------------------------------------------------------------------------------------------
Exercisable, September 30, 1997 .......         141,803       1,312,903        1,454,706       $  7.52
----------------------------------------------------------------------------------------------------------
Available for grant, September 30, 1997                                          154,246
----------------------------------------------------------------------------------------------------------

Long-Term Incentive Plan:
Outstanding, June 30, 1997 ............          12,598       6,197,184        6,209,782       $  9.56
Canceled ..............................               -        (117,240)        (117,240)        11.50
Exercised .............................               -        (270,102)        (270,102)         7.28
----------------------------------------------------------------------------------------------------------
Outstanding, September 30, 1997 .......          12,598       5,809,842        5,822,440       $  9.63
----------------------------------------------------------------------------------------------------------
Exercisable, September 30, 1997 .......               -       1,986,798        1,986,798       $  7.55
----------------------------------------------------------------------------------------------------------
Available for grant, September 30, 1997                                        1,209,341
----------------------------------------------------------------------------------------------------------

1993 Directors' Stock Option Plan:
Outstanding, June 30, 1997 ............               -         290,000          290,000       $  9.70
----------------------------------------------------------------------------------------------------------
Outstanding, September 30, 1997 .......               -         290,000          290,000       $  9.70
----------------------------------------------------------------------------------------------------------
Exercisable, September 30, 1997 .......               -         116,250          116,250       $  7.86
----------------------------------------------------------------------------------------------------------
Available for grant, September 30, 1997                                          642,500
----------------------------------------------------------------------------------------------------------



         During 1995, the Company  instituted an employee  stock  ownership plan
(ESOP) in which substantially all employees participate. The ESOP, with a guarantee of Hibernia Corporation, borrowed funds from Hibernia National Bank to purchase Hibernia Class A Common Stock. The ESOP is authorized to acquire up to $30,000,000 of Hibernia Class A Common Stock in open-market purchases of which $8,629,000 remains for future purchases. As of September 30, 1997, the ESOP held 2,431,388 shares of Hibernia Class A Common Stock.

         Note 4 NET INCOME PER COMMON SHARE Net income per common share is based on the weighted average number of common shares outstanding of 128,567,548 and 128,458,086 for the three months and nine months ended September 30, 1997 and 127,995,353 and 127,821,487 for the three months and nine months ended September 30, 1996. These weighted averages exclude uncommitted shares held by the ESOP.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to present both net income per common share and net income per common share - assuming dilution. The adoption of SFAS No. 128 will not impact the Company's net income per common share. However, the Company has not previously been required to present net income per common share - assuming dilution. If the Company had been required to adopt SFAS No. 128, net income per common share - assuming dilution would have been $0.25 and $0.70 for the three months and nine months ended September 30, 1997 and $0.19 and $0.61 for the three months and nine months ended September 30, 1996.


CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                        Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                         Sept. 30         June 30        Sept. 30         Sept. 30        Sept. 30
($ in thousands, except per-share data)                      1997            1997            1996             1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Interest income ...................................   $   189,350     $   181,065     $   157,537      $   544,433     $   460,123
Interest expense ..................................        81,675          76,560          66,108          231,248         191,538
------------------------------------------------------------------------------------------------------------------------------------
Net interest income ...............................       107,675         104,505          91,429          313,185         268,585
Provision for possible loan losses ................            16              24         (13,540)              64         (12,490)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for possible loan losses ......................       107,659         104,481         104,969          313,121         281,075
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income .............................        35,194          36,105          28,594          103,477          84,614
   Securities gains (losses), net .................             1             356          (5,584)             372          (5,470)
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income ................................        35,195          36,461          23,010          103,849          79,144
Noninterest expense ...............................        89,758          90,890          89,835          266,583         238,062
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes ...............................        53,096          50,052          38,144          150,387         122,157
Income tax expense ................................        18,434          17,731          13,426           52,564          42,574
------------------------------------------------------------------------------------------------------------------------------------
Net income ........................................   $    34,662     $    32,321     $    24,718      $    97,823     $    79,583
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ......   $    32,937     $    30,596     $    24,718      $    92,648     $    79,583
------------------------------------------------------------------------------------------------------------------------------------
Per common share information: (2)
   Net income .....................................   $      0.26     $      0.24     $      0.19      $      0.72     $      0.62
   Cash dividends declared ........................   $      0.08     $      0.08     $      0.07      $      0.24     $      0.21
Average shares outstanding (000s) .................       128,568         128,371         127,995          128,458         127,821
Dividend payout ratio .............................         30.77%          33.33%          36.84%           33.33%          33.87%
------------------------------------------------------------------------------------------------------------------------------------
Selected quarter-end balances (in millions)
Loans .............................................   $   7,041.6     $   6,621.1     $   5,777.8
Deposits ..........................................       8,101.7         8,095.3         7,489.4
Debt ..............................................         106.8             9.6            20.9
Equity ............................................       1,010.3           977.4           911.3
Total assets ......................................      10,081.1         9,811.1         8,932.3
------------------------------------------------------------------------------------------------------------------------------------
Selected average balances (in millions)
Loans .............................................   $   6,855.0     $   6,451.1     $   5,415.9      $   6,489.7     $   5,152.2
Deposits ..........................................       8,063.4         8,000.0         6,948.3          7,975.0         6,779.0
Debt ..............................................          54.0             9.7            24.3             36.9            27.9
Equity ............................................         994.4           961.5           795.2            969.3           786.1
Total assets ......................................       9,910.0         9,556.9         8,256.6          9,624.6         8,039.7
------------------------------------------------------------------------------------------------------------------------------------
Selected ratios
Net interest margin (taxable-equivalent) ..........          4.78%           4.85%           4.86%            4.82%           4.87%
Return on assets ..................................          1.40%           1.35%           1.20%            1.36%           1.32%
Return on common equity ...........................         14.73%          14.21%          12.45%           14.21%          13.51%
Return on total equity ............................         13.94%          13.45%          12.43%           13.46%          13.50%
Efficiency ratio ..................................         61.83%          63.62%          73.91%           62.97%          66.52%
Average equity/average assets .....................         10.03%          10.06%           9.63%           10.07%           9.78%
Tier 1 risk-based capital ratio ...................         11.33%          11.65%          12.77%
Total risk-based capital ratio ....................         12.58%          12.90%          14.03%
Leverage ratio ....................................          8.78%           8.80%           9.65%
------------------------------------------------------------------------------------------------------------------------------------
Tax-effected net income and ratios excluding
  goodwill and core deposit intangible amortization
  and balances (3)
Net income applicable to common shareholders ......   $    35,447     $    33,365     $    26,095      $   100,785     $    82,525
Net income per common share (2) ...................   $      0.28     $      0.26     $      0.20      $      0.78     $      0.65
Return on assets ..................................          1.52%           1.49%           1.27%            1.49%           1.37%
Return on common equity ...........................         18.77%          18.54%          14.33%           18.47%          14.65%
Efficiency ratio ..................................         59.83%          61.38%          72.66%           60.74%          65.66%
------------------------------------------------------------------------------------------------------------------------------------
(1) All financial  information  has been  restated for mergers  accounted for as poolings  of  interests.  The effects of mergers  accounted  for as purchase transactions have been included from the date of consummation. Prior periods have been conformed to current-period presentation.
(2) Income per common  share data are based on the  weighted  average  number of common shares outstanding (net of uncommitted ESOP shares) in the respective period. Dividends per common share are historical amounts.
(3) Amortization and balances of core deposit  intangibles are net of applicable taxes. Goodwill amortization and balances are not tax effected.

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

MERGER ACTIVITY


     During the third quarter of 1997, the Company completed its merger with Executive Bancshares, Inc. in a transaction accounted for as a pooling of interests. This $136 million Texas bank holding company completed a merger in the second quarter of 1996 that was accounted for as a purchase. In 1996, Hibernia completed five mergers, two in Louisiana and one in Texas that were accounted for as poolings of interests, and two in Louisiana that were accounted for as purchase transactions. All prior-year information has been restated to reflect the effect of the mergers accounted for as poolings of interests. For the mergers accounted for as purchase transactions, the financial information of those institutions is combined with Hibernia as of and subsequent to consummation.

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

     Mergers are pending with four institutions that would increase assets to approximately $11.4 billion. Hibernia would then have 234 banking locations in 31 Louisiana parishes and nine Texas counties. Pending merger activity is summarized below:


                                             Sept. 30, 1997  Anticipated
                                                  Assets     Accounting       Estimated
        Bank Holding Company / Bank             (millions)   Treatment        Merger Date

     Unicorp Bancshares-Texas, Inc./ ........      $119      Pooling      November 7, 1997*
         OrangeBank
     Northwest Bancshares of Louisiana, Inc./      $105      Pooling      Fourth Quarter 1997 +
         First National Bank in Mansfield
     ArgentBank (Louisiana) .................      $758      Pooling      First Quarter 1998 +
     Firstshares of Texas, Inc./ ............      $289      Pooling      First Quarter 1998 +
         First National Bank
-----------
         *   Completed.
         +   Pending regulatory and shareholder approval.



THIRD-QUARTER 1997 HIGHLIGHTS

     Hibernia   Corporation's   third-quarter   1997  results  showed  continued
improvement in earnings over the third quarter of 1996, strong loan and deposit increases and growth in noninterest income.

     o Net income for the third quarter of 1997 totaled $34.7 million ($.26 per common share), up 40% from $24.7 million ($.19 per common share) in the third quarter of 1996. Tangible earnings per common share were $.28 in the third quarter of 1997 compared to $.20 in the third quarter of 1996. Net income for the first nine months of 1997 totaled $97.8 million ($.72 per common share), up 23% from $79.6 million ($.62 per common share) for the first nine months of 1996. Tangible earnings per common share were $.78 for the first nine months of 1997 compared to $.65 for the same period in 1996.

     o Tangible returns on assets (ROA) and common equity (ROCE) were 1.52% and 18.77%, respectively, for the third quarter of 1997 compared to 1.27% and 14.33% for the same period a year ago. For the first nine months of 1997, tangible ROA and ROCE were 1.49% and 18.47%, respectively, compared to 1.37% and 14.65% for the same period a year ago.

     o Third-quarter 1997 results improved compared to the same period last year because of a $16.2 million (18%) increase in net interest income (resulting from higher average earning assets) and a $6.6 million (23%) improvement in noninterest income (excluding securities transactions). Noninterest expense for the third quarter of 1997 was unchanged from the prior year. However, the third quarter of 1996 included $7.3 million in charges related to asset writedowns and increases in reserves for medical and other expenses. In addition, the third quarter of 1996 included securities losses totaling $5.6 million and a negative provision for possible loan losses totaling $13.5 million. Approximately 25% of the increase in noninterest income and 70% of the increase in noninterest expense (excluding the $7.3 million third quarter of 1996 charges mentioned above) was related to the purchased companies.

     o Improved results for the first nine months of 1997 over the first nine months of 1996 were due to the same factors as the quarterly improvement. Net interest income increased $44.6 million (17%) and noninterest income (excluding securities transactions) increased $18.9 million (22%), while noninterest expense (excluding the $7.3 million in 1996 charges) was up $35.8 million (16%). Approximately 35% of the increase in noninterest income and 55% of the increase in noninterest expense (including amortization of intangibles) was related to the purchased companies.

     o Total loans grew $1.2 billion (22%) to $7.0 billion at September 30, 1997 compared to September 30, 1996 . Commercial loans grew $617.4 million (28%) to $2.8 billion. Small business banking loans increased $223.2 million (21%) to $1.3 billion and consumer loans increased $423.2 million (17%) to $3.0 billion.

     o Asset quality remained strong with nonperforming assets as a percentage of loans plus foreclosed assets and excess bank-owned property at 0.42% at September 30, 1997, compared to 0.38% at September 30, 1996 and down from 0.45% at June 30, 1997. The reserve for possible loan losses at September 30, 1997 was almost five times the level of nonperforming loans.

     o Deposits increased $0.6 billion (8%) to $8.1 billion at September 30, 1997 compared to the third quarter of 1996. Approximately 35% of this increase was attributable to the purchased companies.

     o In October 1997, Hibernia's Board of Directors increased the quarterly cash dividend to $.09 per common share, a 13% increase from the $.08 quarterly dividend declared in October 1996.

FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $9.2 billion in the third quarter of 1997, a $1.5 billion (20%) increase from the third-quarter 1996 average of $7.6 billion. The growth in average earning assets was due to the effect of the purchased companies and new loan growth. Hibernia has funded the loan growth primarily through increases in deposits and borrowed funds.

     Loans. Table 1 presents Hibernia's commercial and small business banking loans classified by repayment source and consumer loans classified by type at September 30, 1997, June 30, 1997 and September 30, 1996. Total loans increased $420.5 million (6%) during the third quarter of 1997 as commercial loans increased $163.3 million (6%), small business banking loans were up $81.7 million (7%) and consumer loans increased $175.5 million (6%). Compared to September 30, 1996, loans increased $1.3 billion (22%). Commercial loans were up $617.4 million (28%), small business banking loans grew $223.2 million (21%) and consumer loans increased $423.2 million (17%). Increases in loans to the services industry accounted for the largest portion of the growth in both commercial lending and small business banking. In consumer lending, growth was concentrated in residential mortgage loans and revolving credit loans.

-------------------------------------------------------------------------------------------------------------
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
-------------------------------------------------------------------------------------------------------------
                                        September 30, 1997          June 30, 1997       September 30, 1996
-------------------------------------------------------------------------------------------------------------
($ in millions)                            Loans   Percent         Loans   Percent         Loans   Percent
-------------------------------------------------------------------------------------------------------------
Commercial:
   Commercial and industrial .....     $ 1,011.2     14.4%     $   934.3     14.1%     $   948.1     16.4%
   Services industry .............         575.9      8.2          524.2      7.9          333.6      5.8
   Real estate ...................         474.4      6.7          462.6      7.0          373.2      6.5
   Health care ...................         212.1      3.0          230.2      3.5          180.5      3.1
   Transportation,  communications
      and utilities ..............         218.1      3.1          191.0      2.9          160.1      2.8
   Energy ........................         235.8      3.3          223.4      3.3          128.1      2.2
   Other .........................          61.0      0.9           59.5      0.9           47.5      0.8
-------------------------------------------------------------------------------------------------------------
      Total commercial ...........       2,788.5     39.6        2,625.2     39.6        2,171.1     37.6
-------------------------------------------------------------------------------------------------------------
Small Business Banking:
   Commercial and industrial .....         506.7      7.2          501.5      7.6          548.3      9.5
   Services industry .............         284.0      4.0          250.3      3.8          155.8      2.7
   Real estate ...................         150.4      2.1          143.0      2.2          121.3      2.1
   Health care ...................          67.2      1.0           55.5      0.8           44.0      0.7
   Transportation,  communications
      and utilities ..............          34.2      0.5           29.9      0.5           21.3      0.4
   Energy ........................          13.9      0.2           13.3      0.2            6.1      0.1
   Other .........................         227.4      3.2          208.6      3.1          163.8      2.8
-------------------------------------------------------------------------------------------------------------
      Total small business banking       1,283.8     18.2        1,202.1     18.2        1,060.6     18.3
-------------------------------------------------------------------------------------------------------------
Consumer:
   Residential mortgages:
      First mortgages ............       1,405.1     20.0        1,264.4     19.1          997.9     17.3
      Junior liens ...............         123.2      1.7          123.2      1.8          117.4      2.0
   Indirect ......................         704.5     10.0          712.5     10.8          752.3     13.0
   Revolving credit ..............         259.7      3.7          232.1      3.5          109.5      1.9
   Other .........................         476.8      6.8          461.6      7.0          569.0      9.9
-------------------------------------------------------------------------------------------------------------
      Total consumer .............       2,969.3     42.2        2,793.8     42.2        2,546.1     44.1
-------------------------------------------------------------------------------------------------------------
Total loans ......................     $ 7,041.6    100.0%     $ 6,621.1    100.0%     $ 5,777.8    100.0%
-------------------------------------------------------------------------------------------------------------


     Average loans for the third quarter of 1997 of $6.9 billion were up $0.4 billion (6%) from the second quarter of 1997 and up $1.4 billion (27%) compared to the third quarter of 1996. For the first nine months of 1997 average loans increased $1.3 billion (26%) compared to the first nine months of 1996. The purchased companies accounted for less than 25% of the increases over the comparable periods in 1996.

     Securities. Average securities increased $52.8 million (3%) in the third quarter of 1997 compared to the third quarter of 1996 and were almost flat at $2.1 billion for the first nine months of 1997 compared to the same period in 1996. Increases as a result of the purchased companies and the purchase of new securities offset decreases due to maturing securities.

     Short-Term Investments. For the three months ended September 30, 1997 average short-term investments (primarily federal funds sold) totaled $233.7 million, up $42.2 million (22%) compared to the third quarter of 1996 average of $191.5 million. Average short-term investments increased $44.7 million (23%) to $236.1 million for the first nine months of 1997 compared to the same period in 1996.


ASSET QUALITY

     Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property at September 30, 1997 was 0.42%, down from 0.45% at June 30, 1997 and up slightly from 0.38% a year ago. Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled $29.5 million at September 30, 1997. Nonperforming assets decreased $0.3 million (1%) from $29.8 million at June 30, 1997 and increased $7.5 million (34%) from $22.0 million at September 30, 1996.

     Nonperforming loans, which totaled $22.9 million at September 30, 1997, increased $0.4 million (2%) from the prior quarter end and $7.8 million (52%) from a year ago. Foreclosed assets totaled $4.4 million at September 30, 1997, almost flat compared to June 30, 1997 and down $0.2 million (5%) from September 30, 1996. Excess bank-owned property at September 30, 1997 was down $0.6 million (22%) from June 30, 1997, and down $0.1 million (4%) compared to a year earlier. Table 2 presents a summary of nonperforming assets at the end of the last five quarters.

------------------------------------------------------------------------------------------------------------
TABLE 2  -  NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------
                                             Sept. 30      June 30     March 31      Dec. 31     Sept. 30
($ in thousands)                                 1997         1997         1997         1996         1996
------------------------------------------------------------------------------------------------------------
Nonaccrual loans ........................    $ 22,862     $ 22,485     $ 16,685     $ 15,852     $ 15,050
Restructured loans ......................           -            -            -            -            -
------------------------------------------------------------------------------------------------------------
    Total nonperforming loans ...........      22,862       22,485       16,685       15,852       15,050
------------------------------------------------------------------------------------------------------------
Foreclosed assets .......................       4,417        4,464        4,330        5,206        4,635
Excess bank-owned property ..............       2,218        2,840        3,008        3,670        2,307
------------------------------------------------------------------------------------------------------------
    Total nonperforming assets ..........    $ 29,497     $ 29,789     $ 24,023     $ 24,728     $ 21,992
------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ........    $113,796     $120,930     $120,605     $128,474     $133,918
Nonperforming loans as a percentage
    of total loans ......................        0.32%        0.34%        0.27%        0.26%        0.26%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank-owned property ......        0.42%        0.45%        0.38%        0.40%        0.38%
Reserve for possible loan losses as a
    percentage of nonperforming loans ...      497.75%      537.83%      722.83%      810.46%      889.82%
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
TABLE 3  -  LOAN DELINQUENCIES (1)
-------------------------------------------------------------------------------------------------------------------
                                                   Sept. 30    June 30   March 31    Dec. 31   Sept. 30
($ in millions)                                        1997       1997       1997       1996       1996
-------------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ................................   $ 44.6     $ 44.4     $ 45.8     $ 69.6     $ 48.0
    90 days or more ..............................      4.4        3.2        4.8        5.3        3.7
-----------------------------------------------------------------------------------------------------------
        Total delinquencies ......................   $ 49.0     $ 47.6     $ 50.6     $ 74.9     $ 51.7
-----------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ...................................     0.13%      0.19%      0.20%      0.84%      0.03%
    Small business banking .......................     1.06       0.93       1.15       1.28       1.25
    Consumer .....................................     1.07       1.12       1.22       1.55       1.48
    Total loans ..................................     0.70       0.72       0.81       1.23       0.89
-----------------------------------------------------------------------------------------------------------
--------------
(1)  Accruing  loans past due as to  principal  and/or  interest 30 days or more


     Table 3 shows loan delinquencies for the last five quarters. Both the amount and percentages of loan delinquencies declined at September 30, 1997 compared to September 30, 1996. Although the amount of total delinquencies increased $1.4 million (3%) from June 30, 1997, delinquencies as a percentage of loans declined as the growth in loans outpaced the increase in delinquent loans. At September 30, 1997 less than 9% of delinquencies were 90 days or more past due.

     At September 30, 1997 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $19.6 million. The related portion of the reserve for possible loan losses was $3.1 million. The comparable amounts at September 30, 1996 were $14.8 million and $2.7 million, respectively. These loans are included in nonaccrual loans in Table 2.

     Table 4 presents a summary of changes in nonperforming loans for the three-month and nine-month periods ended September 30, 1997 and 1996. Loans totaling $5.2 million were added to nonperforming loans during the third quarter of 1997. Payments and sales resulted in a $2.7 million reduction in nonperforming loans and charge-offs further reduced nonperforming loans in the third quarter of 1997 by $2.0 million. For the first nine months of 1997 $36.5 million of loans were added to nonperforming loans with payments and sales reducing nonperforming loans by $20.6 million. In the event that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for possible loan losses in Table 5 and not as a component of nonperforming loan activity.

     In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $17.9 million at September 30, 1997 compared to $30.2 million at September 30, 1996 and $19.3 million at June 30, 1997.

---------------------------------------------------------------------------------------
TABLE 4  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
---------------------------------------------------------------------------------------
                                        Three Months                 Nine Months
                                     Ended September 30          Ended September 30
---------------------------------------------------------------------------------------
($ in thousands)                     1997          1996          1997          1996
---------------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period .     $ 22,485      $ 18,217      $ 15,852      $ 17,692
Additions ..................        5,193         8,168        36,512        18,216
Charge-offs, gross .........       (1,951)       (3,934)       (7,855)       (9,003)
Returns to performing status         (202)         (671)       (1,243)         (831)
Payments and sales .........       (2,663)       (6,730)      (20,404)      (11,024)
---------------------------------------------------------------------------------------
Nonperforming loans
    at end of period .......     $ 22,862      $ 15,050      $ 22,862      $ 15,050
---------------------------------------------------------------------------------------


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     As a result of the low level of nonperforming loans and strong reserve coverage of nonperforming loans, nominal provisions for possible loan losses were recorded by one of the pooled companies for the third quarter and first nine months of 1997 compared to negative provisions recorded in the same periods of 1996.

     Net charge-offs in the third quarter of 1997 totaled $7.2 million compared to $5.7 million in the same period in 1996. As a percentage of average loans, annualized net charge-offs were 0.42% in the third quarter of 1997, unchanged from the third quarter of 1996. For the first nine months of 1997, net charge-offs totaled $14.7 million compared to $10.0 million for the first nine months of 1996. Included in net charge-offs for the first nine months of 1997 are $4.2 million in recoveries related to the collection of a large commercial loan and the sale of a group of consumer loans in bankruptcy. Annualized net charge-offs for the first nine months of 1997 and 1996 were 0.30% and 0.26%, respectively. Excluding the $4.2 million in recoveries discussed above, annualized net charge-offs would have been 0.39% for first nine months of 1997.

     The reserve for possible loan losses totaled $113.8 million, or 1.62% of total loans, at September 30, 1997, compared to $133.9 million, or 2.32%, a year earlier. In terms of both dollar amount and as a percentage of loans, the reserve for possible loan losses has been declining since the end of 1993 as a result of net charge-offs, negative provisions and loan growth. As of September 30, 1997 the reserve for possible loan losses as a percentage of nonperforming loans was 498%, compared to 890% at September 30, 1996 and 538% at June 30, 1997. Management has deemed the present level to be adequate to absorb future potential loan losses inherent in the existing portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends. Although factors such as loan growth, the future collectibility of loans and the amounts and timing of future cash flows expected to be received on impaired loans are uncertain, current projections indicate that provisions for possible loan losses may be recorded in 1998. Table 5 presents an analysis of the activity in the reserve for possible loan losses for the third quarter and first nine months of 1997 and 1996.

------------------------------------------------------------------------------------------------------
TABLE 5  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
------------------------------------------------------------------------------------------------------
                                                 Three Months                     Nine Months
                                              Ended September 30              Ended September 30
------------------------------------------------------------------------------------------------------
($ in thousands)                             1997            1996            1997            1996
------------------------------------------------------------------------------------------------------
Balance at beginning of period ....     $ 120,930       $ 147,859       $ 128,474       $ 151,048
Loans charged off .................       (10,317)         (9,863)        (32,548)        (23,976)
Recoveries ........................         3,167           4,147          17,806          13,996
------------------------------------------------------------------------------------------------------
Net loans charged off .............        (7,150)         (5,716)        (14,742)         (9,980)
Provision for possible loan losses             16         (13,540)             64         (12,490)
Addition due to purchased companies             -           5,315               -           5,340
------------------------------------------------------------------------------------------------------
Balance at end of period ..........     $ 113,796       $ 133,918       $ 113,796       $ 133,918
------------------------------------------------------------------------------------------------------
Reserve for possible loan losses
    as a percentage of loans ......          1.62%           2.32%           1.62%           2.32%
Annualized net charge-offs as a
    percentage of average loans ...          0.42%           0.42%           0.30%           0.26%
------------------------------------------------------------------------------------------------------


FUNDING SOURCES:

DEPOSITS AND BORROWINGS

     Deposits. Average deposits totaled $8.1 billion in the third quarter of 1997, a $1.1 billion (16%) increase from the third quarter of 1996. For the first nine months of 1997 compared to the same period in 1996, average deposits increased $1.2 billion (18%) to $8.0 billion. Approximately 60% of the increase in average deposits in both the quarterly and year-to-date periods was attributable to the purchased companies. The remainder of the deposit growth resulted from Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the introduction of new products such as the Tower Super SavingsSM account (which offers liquidity and a rate indexed to the 90-day Treasury bill auction discount rate) and the 7-day certificate of deposit. Table 6 presents the composition of average deposits for the third and second quarters of 1997 and the third quarter of 1996.

-------------------------------------------------------------------------------------------------------------------
TABLE 6  -  DEPOSIT COMPOSITION
-------------------------------------------------------------------------------------------------------------------
                                        Third Quarter 1997       Second Quarter 1997       Third Quarter 1996
-------------------------------------------------------------------------------------------------------------------
                                        Average      % of         Average      % of         Average      % of
($ in millions)                        Balances    Deposits      Balances    Deposits      Balances    Deposits
-------------------------------------------------------------------------------------------------------------------
Demand, noninterest-bearing ...      $  1,402.7       17.4%    $  1,385.7       17.3%    $  1,212.1       17.4%
NOW accounts ..................           323.0        4.0          327.5        4.1          310.4        4.5
Money market deposit accounts .         1,594.1       19.8        1,565.6       19.6        1,435.9       20.7
Savings accounts ..............           714.7        8.8          675.7        8.5          374.1        5.4
Other consumer time deposits ..         2,578.9       32.0        2,579.3       32.2        2,372.6       34.1
-------------------------------------------------------------------------------------------------------------------
    Total core deposits .......         6,613.4       82.0        6,533.8       81.7        5,705.1       82.1
-------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more           937.5       11.6          990.8       12.4          889.9       12.8
Certificates of deposit of
    $100,000 or more ..........           415.0        5.2          394.3        4.9          316.9        4.6
Foreign time deposits .........            97.5        1.2           81.1        1.0           36.4        0.5
-------------------------------------------------------------------------------------------------------------------
    Total deposits ............      $  8,063.4      100.0%    $  8,000.0      100.0%    $  6,948.3      100.0%
-------------------------------------------------------------------------------------------------------------------

     Average core deposits totaled $6.6 billion in the third quarter of 1997, a $908.3 million (16%) increase from the third quarter of 1996. Average demand deposits grew $190.6 million, money market deposits grew $158.2 million, savings deposits increased $340.6 million and other consumer time deposits grew $206.3 million in the third quarter of 1997 compared to the third quarter of 1996. In addition to the impact of the purchased companies, savings and other consumer time deposits experienced growth due to the introduction of new products.

     Average noncore deposits increased $206.8 million (17%) from the third quarter of 1996, with the purchased companies accounting for 35% of the increase. Public fund certificates of deposit increased $47.6 million (5%) and other large-denomination certificates of deposit increased $98.1 million (31%). The increase in public fund deposits is due, in part, to greater access in new markets (through mergers) to public agency funds as well as increases in funds from previously existing relationships.

     Borrowings. Average borrowings -- which include federal funds purchased, securities sold under agreements to repurchase (repurchase agreements) and debt -- increased $353.3 million (100%) to $705.5 million for the third quarter of 1997 compared to the third quarter of 1996. For the first nine months of 1997 compared to the same period in 1996 average borrowings increased $194.2 million (58%) to $529.4 million.

     Average debt for the third quarter of 1997, totaled $54.0 million, up from $24.3 million in the third quarter of 1996. At September 30, 1997, the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas, totaled $106.8 million. Debt increased $85.9 million from September 30, 1996 as Hibernia locked in attractive fixed rates to fund its growing loan portfolio. Since September 30, 1997, Hibernia has increased its debt by $100 million and is committed to borrow an additional $200 million over the next five months in anticipation of continuing loan growth. The Company's reliance on borrowings, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.


INTEREST RATE SENSITIVITY

     The primary objective of asset/liability management is controlling interest rate risk. On a continuing basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports. Using these tools, management attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. To minimize interest rate risk, management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules and enter into derivative contracts.

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Derivative financial instruments were entered into by one of the pooled companies to hedge against exposure to changes in interest rates on the market value of the securities available for sale portfolio. At September 30, 1996, the notional value of these derivatives was $176.0 million. The fair value at that date of $2.6 million is included in the securities available for sale portfolio. These derivatives were liquidated during the first quarter of 1997. At September 30, 1997, Hibernia held foreign exchange rate forward contracts totaling $15.8 million, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies. Hibernia also held an interest rate swap of $115.0 million that is used to manage interest rate risk on specific deposits.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $150.6 million at September 30, 1997. In addition to these customer-related financial instruments, the Company has entered into contracts for its own account which total $127.0 million. As of September 30, 1997, Hibernia's credit exposure related to derivative financial instruments held for trading totaled $0.7 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the third quarter of 1997, totaled $110.0 million, a $17.0 million increase from the same period in 1996 and up $3.2 million from the second quarter of 1997. Taxable-equivalent net interest income for the first nine months of 1997 totaled $319.9 million, a $46.6 million increase over the first nine months of 1996.

     Factors contributing to the increase in net interest income for the third quarter and first nine months of 1997 over the comparable periods in 1996 include: the effect of the purchased companies, overall growth in earning assets, higher yields on securities and the positive effect of the change in the mix of earning assets from lower-yielding securities to loans. Loans comprised 74.8% of average earning assets in the third quarter of 1997 compared to 71.0% in the same period in 1996. These factors were partially offset by lower yields on loans and rising funding costs as a result of increases in borrowings. The decline in loan yields in the first nine months of 1997 was partially due to a $2.2 million increase in 1996 related to income on nonaccrual or previously charged-off loans.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 18 and 19 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended September 30, 1997, June 30, 1997 and September 30, 1996, and for the first nine months of 1997 and 1996.

-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
-------------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                     Third Quarter 1997                Second Quarter 1997
-------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average                             Average
interest $ in thousands)                                  Balance    Interest     Rate        Balance   Interest     Rate
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................    $  2,723.2   $  60,758     8.85%    $  2,573.3  $  56,569      8.82%
    Small business banking loans ..................       1,241.5      29,912     9.56        1,154.0     27,541      9.57
    Consumer loans ................................       2,890.3      62,116     8.54        2,723.8     59,275      8.72
-------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................       6,855.0     152,786     8.85        6,451.1    143,385      8.91
-------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................       2,070.8      35,589     6.87        2,128.3     36,756      6.91
    Short-term investments ........................         233.7       3,280     5.57          231.9      3,188      5.52
-------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............       9,159.5   $ 191,655     8.32%       8,811.3    183,329      8.34%
-------------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................        (118.8)                             (120.4)
Noninterest-earning assets:
    Cash and due from banks .......................         380.6                               371.2
    Other assets ..................................         488.7                               494.8
-------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........         869.3                               866.0
-------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................    $  9,910.0                          $  9,556.9
===============================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................    $    323.0   $   2,581     3.17%    $    327.5  $   2,467      3.02%
        Money market deposit accounts .............       1,594.1      10,270     2.56        1,565.6      9,830      2.52
        Savings accounts ..........................         714.7       5,505     3.06          675.7      5,113      3.04
        Other consumer time deposits ..............       2,578.9      33,996     5.23        2,579.3     33,579      5.22
        Public fund certificates of deposit of
            $100,000 or more ...................            937.5      13,075     5.53          990.8     13,631      5.52
        Certificates of deposit of $100,000 or more         415.0       5,416     5.18          394.3      5,087      5.18
        Foreign time deposits .....................          97.5       1,298     5.28           81.1      1,080      5.34
-------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......       6,660.7      72,141     4.30        6,614.3     70,787      4.29
-------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................         316.2       4,510     5.66          104.3      1,424      5.48
        Repurchase agreements .....................         335.3       4,184     4.95          338.6      4,185      4.96
    Debt ..........................................          54.0         840     6.17            9.7        164      6.79
-------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........       7,366.2   $  81,675     4.40%       7,066.9  $  76,560      4.35%
-------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Demand deposits ...............................       1,402.7                             1,385.7
    Other liabilities .............................         146.7                               142.8
-------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       1,549.4                             1,528.5
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................         994.4                               961.5
-------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity     $  9,910.0                          $  9,556.9
===============================================================================================================================

SPREAD AND NET YIELD
Interest rate spread...............................                               3.92%                               3.99%
Cost of funds supporting interest-earning assets...                               3.54%                               3.49%
Net interest income/margin.........................                 $ 109,980     4.78%                $ 106,769      4.85%
===============================================================================================================================
---------------
(1)  Based on the  statutory  income  tax rate of 35%.
(2)  Yield computations include nonaccrual loans in loans outstanding.

------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (cont.)
------------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries                                                            Nine Months Ended
Taxable-equivalent basis (1)                                 Third Quarter 1996                  September 30, 1997
------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                        Average                            Average
interest $ in thousands)                                Balance      Interest     Rate     Balance     Interest       Rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................    $1,948.4     $  43,992     8.98%    $2,556.5    $168,414       8.81%
    Small business banking loans ..................     1,046.5        24,621     9.36      1,180.2      84,330       9.55
    Consumer loans ................................     2,421.0        53,900     8.86      2,753.0     178,591       8.67
------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................     5,415.9       122,513     9.00      6,489.7     431,335       8.88
------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................     2,018.0        33,973     6.73      2,146.1     110,167       6.85
    Short-term investments ........................       191.5         2,571     5.33        236.1       9,651       5.46
------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............     7,625.4     $ 159,057     8.31%     8,871.9    $551,153       8.30%
------------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................      (147.3)                             (121.3)
Noninterest-earning assets:
    Cash and due from banks .......................       337.0                               382.0
    Other assets ..................................       441.5                               492.0
------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........       778.5                               874.0
------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................    $8,256.6                             9,624.6
==============================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................    $  310.4     $   2,213     2.84%    $  354.0    $  8,090      3.05%
        Money market deposit accounts .............     1,435.9         8,486     2.35      1,574.0      29,513      2.51
        Savings accounts ..........................       374.1         2,017     2.14        634.8      13,826      2.91
        Other consumer time deposits ..............     2,372.6        32,508     5.45      2,579.2     101,104      5.24
        Public fund certificates of deposit
            of $100,000 or more ...................       889.9        12,066     5.39        964.6      39,710      5.50
        Certificates of deposit of $100,000 or more       316.9         4,035     5.06        395.8      15,272      5.16
        Foreign time deposits .....................        36.4           491     5.37         82.2       3,255      5.29
------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......     5,736.2        61,816     4.29      6,584.6     210,770      4.28
------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................        50.8           652     5.11        155.3       6,488      5.58
        Repurchase agreements .....................       277.1         3,267     4.69        337.2      12,298      4.88
    Debt ..........................................        24.3           373     6.10         36.9       1,692      6.14
------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........     6,088.4     $  66,108     4.32%     7,114.0    $231,248      4.35%
------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Demand deposits ...............................     1,212.1                             1,390.4
    Other liabilities .............................       160.9                               150.9
------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....     1,373.0                             1,541.3
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................       795.2                               969.3
------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity     $8,256.6                           $ 9,624.6
==============================================================================================================================

SPREAD AND NET YIELD
Interest rate spread...............................                               3.99%                              3.95%
Cost of funds supporting interest-earning assets...                               3.45%                              3.48%
Net interest income/margin.........................                 $  92,949     4.86%                $319,905      4.82%
===============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------
---------------
(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

--------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (cont.)
--------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries                           Nine Months Ended
Taxable-equivalent basis (1)                                   September 30, 1996
--------------------------------------------------------------------------------------------
(Average balances $ in millions,                       Average
interest $ in thousands)                               Balance      Interest      Rate
--------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................    $1,896.3     $131,364      9.25%
    Small business banking loans ..................       965.6       67,631      9.36
    Consumer loans ................................     2,290.3      152,124      8.87
--------------------------------------------------------------------------------------------
        Total loans (2) ...........................     5,152.2      351,119      9.10
--------------------------------------------------------------------------------------------
    Securities available for sale .................     2,149.4      106,072      6.58
    Short-term investments ........................       191.4        7,618      5.32
--------------------------------------------------------------------------------------------
        Total interest-earning assets .............     7,493.0     $464,809      8.28%
--------------------------------------------------------------------------------------------
Reserve for possible loan losses                         (148.9)
Noninterest-earning assets:
    Cash and due from banks .......................       326.9
    Other assets ..................................       368.7
--------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........       695.6
--------------------------------------------------------------------------------------------
        Total assets ..............................    $8,039.7
============================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................    $  294.2     $  6,144      2.79%
        Money market deposit accounts .............     1,477.9       26,338      2.38
        Savings accounts ..........................       373.7        5,928      2.12
        Other consumer time deposits ..............     2,284.2       95,144      5.56
        Public fund certificates of deposit
            of $100,000 or more ...................       847.9       34,118      5.37
        Certificates of deposit of $100,000 or more       261.9       10,068      5.13
        Foreign time deposits .....................        39.5        1,611      5.45
--------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......     5,579.3      179,351      4.29
--------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................        48.5        1,873      5.16
        Repurchase agreements .....................       258.8        9,066      4.68
    Debt ..........................................        27.9        1,248      5.97
--------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........     5,914.5     $191,538      4.33%
--------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Demand deposits ...............................     1,199.7
    Other liabilities .............................       139.4
--------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....     1,339.1
--------------------------------------------------------------------------------------------
Total shareholders' equity ........................       786.1
--------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity     $8,039.7
============================================================================================

SPREAD AND NET YIELD
Interest rate spread...............................                               3.95%
Cost of funds supporting interest-earning assets...                               3.41%
Net interest income/margin.........................                 $273,271      4.87%
============================================================================================
---------------
(1) Based on the statutory income tax rate of 35%.
(2) Yield  computations  include nonaccrual loans in loans outstanding.

     Table 7 shows the composition of average earning assets for the five most recent quarters, revealing the change in the mix of earning assets.

-----------------------------------------------------------------------------------------
TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
-----------------------------------------------------------------------------------------
                                                   1997                    1996
-----------------------------------------------------------------------------------------
                                        Third    Second     First    Fourth     Third
(Percentage of average balances)      Quarter   Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------------------------------
Commercial loans ................       29.7%     29.2%     27.4%     26.0%     25.6%
Small business banking loans ....       13.6      13.1      13.2      14.0      13.7
Consumer loans ..................       31.5      30.9      30.6      30.9      31.7
-----------------------------------------------------------------------------------------
    Total loans .................       74.8      73.2      71.2      70.9      71.0
-----------------------------------------------------------------------------------------
Securities available for sale ...       22.6      24.2      26.0      26.5      26.5
Short-term investments ..........        2.6       2.6       2.8       2.6       2.5
-----------------------------------------------------------------------------------------
    Total interest-earning assets      100.0%    100.0%    100.0%    100.0%    100.0%
-----------------------------------------------------------------------------------------


     The net interest margin was 4.78% for the third quarter of 1997 compared to 4.86% in the same period a year ago and 4.85% in the second quarter of 1997. The net interest margin for the first nine months of 1997 was 4.82%, unchanged from the same period in 1996 (after a 5 basis points adjustment for the increased income on nonaccrual loans). The positive effects of the change in the mix of earning assets and the increasing yields on securities were offset by the negative impact of declining loan yields as a result of increasing competition and the shift in the mix of funding sources toward market rate funds. In the third quarter of 1997, 55.1% of Hibernia's earning assets were supported by market-rate funds compared to 52.0% in the same period in 1996. The attractive introductory rates offered on Hibernia's Equity PrimeLine(R) loan product and Tower Super SavingsSM account during 1997 illustrate the pricing strategies necessary to successfully launch new products in the current competitive environment. Table 8 details the net interest margin for the most recent five quarters.

---------------------------------------------------------------------------------------------
TABLE 8  -  NET INTEREST MARGIN   (taxable-equivalent)
---------------------------------------------------------------------------------------------
                                                      1997                     1996
---------------------------------------------------------------------------------------------
                                           Third     Second     First    Fourth     Third
                                         Quarter    Quarter   Quarter   Quarter   Quarter
---------------------------------------------------------------------------------------------
Yield on earning assets ............        8.32%     8.34%     8.24%     8.32%     8.31%
Rate on interest-bearing liabilities        4.40      4.35      4.29      4.29      4.32
---------------------------------------------------------------------------------------------
    Net interest spread ............        3.92      3.99      3.95      4.03      3.99
Contribution of
    noninterest-bearing funds ......        0.86      0.86      0.87      0.88      0.87
---------------------------------------------------------------------------------------------
    Net interest margin ............        4.78%     4.85%     4.82%     4.91%     4.86%
---------------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......       19.58%    19.80%    20.09%    20.56%    20.16%
---------------------------------------------------------------------------------------------


     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 1997 and the second quarter of 1997 and between the third quarter of 1997 and the third quarter of 1996.

--------------------------------------------------------------------------------------------------------------
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
--------------------------------------------------------------------------------------------------------------
                                                          Third Quarter 1997 Compared to:
--------------------------------------------------------------------------------------------------------------
                                               Second Quarter 1997                Third Quarter 1996
--------------------------------------------------------------------------------------------------------------
                                                       Increase (Decrease) Due to Change In:
--------------------------------------------------------------------------------------------------------------
($ in thousands)                         Volume       Rate        Total      Volume       Rate       Total
--------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............    $ 3,335     $   854     $ 4,189     $17,293    $  (527)    $16,766
     Small business banking loans ..      2,108         263       2,371       4,686        605       5,291
     Consumer loans ................      3,584        (743)      2,841      10,139     (1,923)      8,216
--------------------------------------------------------------------------------------------------------------
         Loans .....................      9,027         374       9,401      32,118     (1,845)     30,273
--------------------------------------------------------------------------------------------------------------
     Securities available for sale .       (991)       (176)     (1,167)        898        718       1,616
     Short-term investments ........         25          67          92         589        120         709
--------------------------------------------------------------------------------------------------------------
           Total ...................      8,061         265       8,326      33,605     (1,007)     32,598
--------------------------------------------------------------------------------------------------------------
Interest paid on:
     NOW accounts ..................        (35)        149         114          92        276         368
     Money market
         deposit accounts ..........        181         259         440         981        803       1,784
     Savings accounts ..............        299          93         392       2,371      1,117       3,488
     Other consumer time ...........         (5)        422         417       2,751     (1,263)      1,488
     Public fund certificates of
         deposit of $100,000 or more       (741)        185        (556)        659        350       1,009
     Certificates of deposit
         of $100,000 or more .......        271          58         329       1,278        103       1,381
     Foreign deposits ..............        218           -         218         813         (6)        807
     Federal funds purchased .......      3,020          66       3,086       3,777         81       3,858
     Repurchase agreements .........        (41)         40          (1)        718        199         917
     Debt ..........................        690         (14)        676         462          5         467
---------------------------------------------------------------------------------------------------------------
           Total ...................      3,857       1,258       5,115      13,902      1,665      15,567
---------------------------------------------------------------------------------------------------------------
Taxable-equivalent
     net interest income ...........    $ 4,204     $  (993)    $ 3,211     $19,703    $(2,672)    $17,031
---------------------------------------------------------------------------------------------------------------
-------------
     (1) Change due to mix (both  volume and rate) has been  allocated to volume and rate  changes in  proportion  to the  relationship  of the  absolute  dollar amounts to the changes in each.

NONINTEREST INCOME

     Noninterest income (excluding securities transactions) for the third quarter of 1997 was up $6.6 million (23%) to $35.2 million compared to the same period of 1996. For the first nine months of 1997 compared to the same period in 1996, noninterest income (excluding securities transactions) was up $18.9 million (22%). Excluding nonrecurring items in both the first nine months of 1997 and 1996, noninterest income was up $19.6 million (24%) in the first nine months of 1997. Nonrecurring items include a $1.2 million gain recognized in the second quarter of 1997 on the sale of Hibernia's interest in an electronic funds transfer network; $0.5 million in the second quarter of 1996 to record an additional gain related to the 1995 sale of the municipal bond administration business; and a $1.4 million gain on the settlement of an acquired loan in the first quarter of 1996. Approximately 25% of the increases in the three-month period and 35% in the nine-month period (excluding nonrecurring items) were due to the purchased companies. The major categories of noninterest income for the three months and nine months ended September 30, 1997 and 1996 are presented in Table 10.

-------------------------------------------------------------------------------------------------------
TABLE 10  -  NONINTEREST INCOME
-------------------------------------------------------------------------------------------------------
                                            Three Months Ended              Nine Months Ended
-------------------------------------------------------------------------------------------------------
                                                         Percentage                       Percentage
                                     Sept. 30    Sept. 30  Increase  Sept. 30    Sept. 30   Increase
($ in thousands)                         1997        1996 (Decrease)     1997        1996  (Decrease)
-------------------------------------------------------------------------------------------------------
Service charges on deposits ......    $18,042    $ 14,925     21%    $ 51,828    $ 42,161     23%
Trust fees .......................      3,693       3,369     10       10,878       9,820     11
Other service, collection and
    exchange charges:
    Mortgage loan servicing fees .      2,221       2,009     11        6,265       5,900      6
    Retail investment service fees      3,246       2,086     56        9,039       6,609     37
    ATM fees .....................      2,214       1,779     24        6,383       5,051     26
    Other fees ...................      3,571       2,680     33       10,020       7,488     34
-------------------------------------------------------------------------------------------------------
Total other service, collection
    and exchange charges .........     11,252       8,554     32       31,707      25,048     27
-------------------------------------------------------------------------------------------------------
Other income .....................      2,207       1,746     26        9,064       7,585     19
Securities gains (losses), net ...          1      (5,584)    N/M         372      (5,470)    N/M
-------------------------------------------------------------------------------------------------------
    Total noninterest income .....    $35,195    $ 23,010     53%    $103,849    $ 79,144     31%
-------------------------------------------------------------------------------------------------------
------------
N/M  =  Not meaningful


     Service  charges on deposits  increased  $3.1  million  (21%) for the third quarter of 1997 and $9.7 million (23%) for the first nine months of 1997 over the comparable periods in 1996. The purchased companies accounted for approximately 50% of the increases. Growth in fee-generating deposit accounts was the primary reason for the remainder of the increases.

     Other service, collection and exchange charges were up $2.7 million (32%) in the third quarter of 1997 and $6.7 million (27%) for the first nine months of 1997 compared to the same periods in 1996. Increases in fees from retail investment services, ATMs, debit and credit cards, mortgage processing and mortgage underwriting were the major factors contributing to the growth. Retail investment service fees increased $1.2 million in the third quarter and $2.4 million in first nine months of 1997, compared to the same periods in 1996. These increases were primarily due to Hibernia's attractive product offerings such as mutual funds, annuities and discount brokerage services to an expanded customer base resulting from the merged companies. Hibernia's upgraded and expanded ATM network resulted in a $0.4 million increase in ATM fees for the third quarter and a $1.3 million increase in the first nine months of 1997 over the comparable periods in 1996. Fees resulting from the successful introductions in 1996 of Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses contributed $0.4 million to the $0.9 million increase in other fees for the third quarter of 1997 compared to the third quarter of 1996. A new service introduced in the second quarter of 1997 to process and underwrite mortgage loans from correspondent banks increased other fees by $0.5 million in third quarter of 1997. For the first nine months of 1997 compared to the same period a year earlier, debit and credit card income accounted for $1.6 million of the $2.5 million increase in other fees, with mortgage processing accounting for $0.7 million.

     Other income was up $0.5 million (26%) for the third quarter of 1997 and, excluding the nonrecurring items previously mentioned, up $2.2 million for the first nine months of 1997 (38%) compared to the same periods in 1996. The increase over the third quarter of 1996 was primarily due to gains recorded on the sale of originated mortgage loans. The increase for first nine months of 1997 over the same period a year ago was due to gains on the sales of mortgage loans as well as income from direct holding company investments initiated in the second quarter of 1996 and income from Hibernia's joint venture with a major mortgage company that originates, underwrites, closes and services multi-family housing loans under an FNMA program.

     Securities losses totaled $5.6 million and $5.5 million for the third quarter and first nine months of 1996, respectively, compared to virtually no gains for the same periods in 1997.


NONINTEREST EXPENSE

     For the third quarter of 1997, noninterest expense totaled $89.8 million, unchanged from the third quarter of 1996. Excluding $7.3 million in 1996 charges related to asset writedowns and increases in reserves for medical and other expenses, noninterest expense increased $7.2 million (9%). Amortization of intangibles and noninterest expense associated with the purchased companies accounted for over 70% of the increase, with the remainder primarily due to increases in staff costs, occupancy expenses and advertising and promotional expenses. A decrease in professional fees partially offset these increases. Included in noninterest expense are costs related to Hibernia's strategic improvement process, Vision 2000. Through customer-focused business process redesign and technology enhancements, this corporate-wide effort will provide opportunities to increase revenues and reduce costs. In addition, Vision 2000 is creating a culture that will facilitate continuous improvement. The Vision 2000 expenses totaled $2.2 million and $2.4 million in the third quarter of 1997 and 1996, respectively, and $4.8 million and $6.0 million in the first nine months of 1997 and 1996, respectively. Noninterest expense for the three months and nine months ended September 30, 1997 and 1996 is presented by major category in Table 11.

---------------------------------------------------------------------------------------------------------------
TABLE 11  -  NONINTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------
                                            Three Months Ended                     Nine Months Ended
---------------------------------------------------------------------------------------------------------------
                                                            Percentage                             Percentage
                                     Sept. 30     Sept. 30   Increase     Sept. 30      Sept. 30    Increase
($ in thousands)                         1997         1996  (Decrease)        1997          1996   (Decrease)
---------------------------------------------------------------------------------------------------------------
Salaries ........................    $ 38,590     $ 35,679        8%     $ 110,416     $  98,544        12%
Benefits ........................       6,416        8,025      (20)        20,345        21,150        (4)
---------------------------------------------------------------------------------------------------------------
    Total staff costs ...........      45,006       43,704        3        130,761       119,694         9
---------------------------------------------------------------------------------------------------------------
Occupancy, net ..................       7,681        6,833       12         22,863        20,163        13
Equipment .......................       7,036       10,629      (34)        21,098        22,112        (5)
---------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment      14,717       17,462      (16)        43,961        42,275         4
---------------------------------------------------------------------------------------------------------------
Data processing .................       6,120        5,687        8         16,270        16,088         1
Telecommunications ..............       2,518        2,205       14          7,987         6,548        22
Advertising and promotional
    expenses ....................       2,660        2,052       30          9,177         7,276        26
Postage .........................       2,001        1,752       14          6,270         4,689        34
Stationery and supplies .........       1,810        1,686        7          5,696         4,885        17
Professional fees ...............       1,165        2,339      (50)         4,001         5,207       (23)
Regulatory expense ..............         627          327       92          1,841           979        88
Loan collection expense .........         872          624       40          2,647         1,606        65
Foreclosed property expense, net           77         (231)     N/M           (498)       (1,901)       74
Amortization of intangibles .....       3,220        1,719       87         10,261         3,653       181
Other ...........................       8,965       10,509      (15)        28,209        27,063         4
---------------------------------------------------------------------------------------------------------------
    Total noninterest expense ...    $ 89,758     $ 89,835       -%      $ 266,583     $ 238,062        12%
---------------------------------------------------------------------------------------------------------------
Efficiency ratio (1).............       61.83%       73.91%                  62.97%        66.52%
Tangible efficiency ratio (2)....       59.83%       72.66%                  60.74%        65.66%
---------------------------------------------------------------------------------------------------------------
-------------
(1)    Noninterest  expense as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).
(2)    Noninterest  expense  (excluding   amortization  of  purchase  accounting
       intangibles)  as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).
N/M  =  not meaningful


     Staff costs, which represents approximately 50% of noninterest expense, increased $1.3 million (3%) in the third quarter of 1997 and $11.1 million (9%) for the first nine months of 1997 compared to the same periods a year ago. Excluding the effect of the increase in the reserve for medical expenses recorded in the third quarter of 1996, staff costs were up $2.6 million (6%) and $12.4 million (10%) for the third quarter and first nine months of 1997, respectively. The purchased companies accounted for more than 60% of these increases in both periods, while higher accruals for incentives and bonuses (based on Hibernia's performance) and normal merit increases were other major factors contributing to the increases in staff costs.

     Occupancy and equipment expenses decreased $2.7 million (16%) in the third quarter of 1997 and increased $1.7 million (4%) for the first nine months of 1997 compared to the same periods in 1996. After adjusting for the $4.0 million of asset writedowns in the 1996 periods, occupancy and equipment expenses were up $1.3 million (9%) and $5.7 million (15%), respectively. Approximately 60% of these increases were attributable to the purchased companies. Occupancy expenses increased as a result of depreciation related to new facilities and higher maintenance, utilities and property tax expenses. Higher equipment expenses as a result of the ATM upgrades, costs related to Vision 2000 and other technological enhancements were other factors in the increases.

     Data processing expenses increased $0.4 million (8%) for the third quarter of 1997 and $0.2 million (1%) for the first nine months of 1997 from the comparable period in 1996. Vision 2000 expenses decreased $0.2 million and $1.3 million for the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. These declines were offset by expenses related to the purchased companies.

     Telecommunications expenses increased $0.3 million (14%) for the third quarter of 1997 and $1.4 million (22%) for the first nine months of 1997, primarily due to expenses related to the Company's enhanced communications capabilities, including the operation of its wide area network and enhanced ATM network.

     Advertising and promotional expenses increased $0.6 million (30%) in the third quarter of 1997 and $1.9 million (26%) for the first nine months of 1997 compared to the same periods in 1996 because of increases in advertising, product development activity and direct marketing. The increase in advertising was related to the introduction of new products, such as the Tower Super SavingsSM account and the Hibernia Equity PrimeLine(R) loan.

     Postage increased $0.2 million (14%) in the third quarter of 1997 and $1.6 million (34%) compared to the same periods in 1996, primarily due to increased direct marketing efforts.

     Professional fees were down $1.2 million in the third quarter and the first nine months of 1997 compared to the same periods a year ago as the 1996 periods included higher investment banker fees paid by merged companies.

     Regulatory expenses increased $0.3 million (92%) in the third quarter of 1997 and $0.9 million (88%) for the first nine months of 1997 compared to the third quarter and first nine months of 1996, respectively. The lower expense levels in 1996 are the result of the virtual elimination of FDIC premiums for well-capitalized, highly-rated banks. Legislation enacted in the third quarter of 1996 provided for assessments on banks (based on deposit levels) to pay interest on bonds of the Financing Corporation (FICO). Hibernia's assessments related to the FICO funding were $0.2 million for the third quarter and $0.7 million for the first nine months of 1997.

     Foreclosed asset expense increased $0.3 million and $1.4 million (74%) in the third quarter and first nine months of 1997 over the comparable periods in 1996 as the 1996 periods included significant gains on the sale of several properties.

     Amortization of intangibles, a noncash expense, increased $1.5 million to $3.2 million in the third quarter of 1997 compared to the third quarter of 1996, and increased $6.6 million to $10.3 million for the first nine months of 1997 compared to the first nine months of 1996. Goodwill and core deposit intangibles created by the purchase transactions in late 1996 were responsible for the increases. Goodwill that resulted from these transactions, totaling $120.1 million, is being amortized on a straight-line basis over 25 years. Core deposit intangibles totaling $18.5 million are being amortized on an accelerated basis over 10 years.

     The Company's tangible efficiency ratio, defined as noninterest expense (excluding amortization of purchase accounting intangibles) as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure that management uses to evaluate the success of efforts to control costs while generating revenue efficiently. The tangible efficiency ratios for the third quarter of 1997 and 1996 were 59.83% and 72.66%, respectively. After adjusting for the $7.3 million in 1996 charges, the tangible efficiency ratio improved 683 basis points to 59.83% in the third quarter of 1997 compared to 66.66% for the same period of 1996. The tangible efficiency ratios for the first nine months of 1997 and 1996 were 60.74% and 65.66%, respectively After adjusting for nonrecurring noninterest income (previously discussed) and the $7.3 million in 1996 charges, the tangible efficiency ratio for the first nine months of 1997 was 60.91% compared to 64.35% for the first nine months of 1996. The improvement in efficiency for both periods in 1997 reflects increases in net interest income and noninterest income combined with a lower rate of increases in noninterest expense (excluding amortization of intangibles).


INCOME TAXES

     The Company recorded a $18.4 million income tax expense in the third quarter of 1997, a $5.0 million (37%) increase from $13.4 million in the third quarter of 1996 as pretax income rose 39%. For the first nine months of 1997, income tax expense totaled $52.6 million, up 23% compared to $42.6 million for the first nine months of 1996.

     Hibernia National Bank is subject to a Louisiana shareholder tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. Hibernia National Bank of Texas is subject to Texas franchise tax.


CAPITAL

     Shareholders' equity totaled $1,010.3 million at September 30, 1997, compared to $911.3 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $129.0 million and a $12.6 million change in unrealized gains (losses) on securities available for sale. These increases were partially offset by $46.1 million in dividends declared on common stock and $6.9 million in dividends declared on preferred stock. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

------------------------------------------------------------------------------------------------------
TABLE 12  -  CAPITAL
------------------------------------------------------------------------------------------------------
                                  Sept. 30       June 30      March 31       Dec. 31      Sept. 30
($ in millions)                       1997          1997          1997          1996          1996
------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 ..................    $   857.3     $   828.7     $   808.5     $   784.3     $   785.1
    Total ...................        952.1         918.1         893.0         866.1         862.6

Assets:
    Quarterly average (1) ...      9,760.3       9,415.4       9,247.2       8,981.3       8,135.0
    Net risk-adjusted .......      7,569.9       7,115.0       6,728.7       6,494.6       6,148.3

Ratios:
    Tier 1 risk-based capital        11.33%        11.65%        12.02%        12.08%        12.77%
    Total risk-based capital         12.58         12.90         13.27         13.34         14.03
    Leverage ................         8.78          8.80          8.74          8.73          9.65
------------------------------------------------------------------------------------------------------
------------
(1) Excluding SFAS No. 115 adjustment and disallowed intangibles.


     The two mergers completed during 1996 that were accounted for as purchase transactions enabled Hibernia to leverage its capital, acquiring assets (and earnings capacity) without increasing equity. As a result of these transactions, the Company's capital ratios have declined from previous levels, but management considers the current levels to be prudent.

     The Fixed/Adjustable Rate Noncumulative Preferred Stock issued on September 30, 1996 is nonconvertible and qualifies as Tier 1 capital. The issuance allowed Hibernia to maintain its strong capital ratios and enhances its ability to act when future opportunities arise. A shelf registration statement filed by the Company in July 1996 with the Securities and Exchange Commission allows the Company to issue up to $250 million of securities over a two-year period, including preferred stock and subordinated debt. The remaining $150 million in securities included in this shelf registration provide Hibernia with the flexibility to quickly modify its capital structure to meet competitive and market conditions. As a result of the pending mergers previously discussed, the Company is expected to issue approximately 20.8 million shares of Hibernia Class A Common Stock. These mergers are not expected to have a material impact on Hibernia's capital ratios.


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

     The loan-to-deposit ratio, one measure of liquidity, was 86.9% at September 30, 1997, 81.8% at June 30, 1997, and 77.1% at September 30, 1996. Another
indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 20.93% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 1997, up 138 basis points from the second quarter of 1997 and up 237 basis points from the third quarter of 1996. The level of large liability dependence is within limits established by management to maintain liquidity and safety.

     Attracting and retaining core deposits at competitive rates are the Company's primary sources of liquidity. Hibernia's extensive retail office network, aided by the introduction of new deposit products, provided $6.8 billion in core deposits at September 30, 1997, up $0.6 billion (9%) from $6.2 billion a year earlier. Large-denomination certificates of deposit, public funds, and funds that can be purchased through the Banks' memberships in the Federal Home Loan Bank of Dallas and from correspondent banks were additional sources of liquidity. The Company can also raise additional funds through the sale of securities registered on the shelf registration discussed in the Capital section.

                           PART II. OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K*

              (a)     Exhibits

              (b)     Reports on Form 8-K

                      A report on Form 8-K dated July 16, 1997, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated September 17, 1997, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated October 24, 1997, was filed by the registrant reporting Item 5 Other Events.

* Exhibits and Reports on Form 8-K have been separately filed with the Commission.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                      HIBERNIA CORPORATION
                                      (Registrant)

Date:  November 13, 1997           By: /s/ Ron E. Samford, Jr.
                                       Ron E. Samford, Jr.
                                       Executive Vice President and Controller
                                       Chief Accounting Officer