Form 10-K
period 1997-12-31
HIBERNIA CORP
filed 1998-03-27
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997          Commission file No. 1-10294

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

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              State the aggregate market value of the voting stock
                 held by non-affiliates of the Registrant as of
                               February 28, 1998.

                Class A Common Stock, no par value $2,828,875,480

               State the aggregate number of shares outstanding of
             each of the Registrant's classes of common stock as of
                               February 28, 1998.

                Class A Common Stock, no par value - 148,282,810

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant's definitive proxy statement, which was filed on March 20, 1998, are incorporated by reference into Part III of this Report.

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

PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
            (a)  Financial Statements
                          Report of Independent Auditors'                   ***
                          Hibernia Corporation and Subsidiaries:
                                  Consolidated Balance Sheets - December 31,
                                     1997 and 1996                          ***
           Consolidated Income Statements - Years
                                     Ended December 31, 1997, 1996 and 1995 ***
           Consolidated Statements of Changes in
                                       Shareholders' Equity - Years Ended
                                       December 31, 1997, 1996 and 1995     ***
           Consolidated Statements of Cash Flows -
             Years Ended December 31, 1997, 1996 and 1995                   ***
                                 Notes to Consolidated Financial Statements
            (b)  Reports on Form 8-K                                         **
                          Item 5 Other Event        September 22, 1997
                          Item 5 Other Event        October 28, 1997
                          Item 5 Other Event        January 12, 1998
                          Item 5 Other Event        March 4, 1998
            (c)  Exhibits                                                    **

* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.

** Reports on Form 8-K and Exhibits have been separately filed with the Commission.

***  This information is included in Ex-13.

(1) The material required by Items 10 through 13 is incorporated by reference to the Company's definitive Proxy Statement filed with the Commission on March 20, 1998, however, the "Report of Executive Compensation Committee" and the "Performance Graph" contained therein are not incorporated herein by reference.

PART I


ITEM 1. BUSINESS

         Hibernia Corporation (Company) is a bank holding company organized in 1972 and, as of December 31, 1997, was the largest bank holding company headquartered in Louisiana with assets of $11.0 billion and deposits of $8.6 billion. The Company operates two wholly-owned bank subsidiaries. Hibernia National Bank was chartered in Louisiana in 1933 and Hibernia National Bank of Texas, formerly The Texarkana National Bank, was chartered in 1887 (Banks). On December 31, 1996, the Company reentered the Texas market by acquiring Texarkana National Bancshares, Inc., the holding company of The Texarkana National Bank. In addition to the bank subsidiaries, the Company also owns two nonbank subsidiaries, Hibernia Capital Corporation (HCC) and Zachary Taylor Life Insurance Company (Zachary Taylor). HCC is a licensed Small Business Investment Company formed in 1995 to provide equity capital and long-term loans to small businesses. Zachary Taylor is currently inactive, and the Company has an agreement with the Federal Reserve Bank whereby the Company will not actively operate this subsidiary as an insurance company without Federal Reserve Board approval.

         As of December 31, 1997 the Company operated 202 banking locations in 29 Louisiana parishes and five Texas counties. In February 1997, the Company established a mortgage loan introduction and brokerage services office in Southwestern Mississippi. During 1997, the Company completed mergers with two East Texas institutions with combined assets of $254 million and seven offices. Since the beginning of 1994, 17 mergers have been completed involving 19 banks with combined assets of $3.7 billion and 121 offices. Two mergers completed in 1997, three mergers in 1996 and all mergers completed in 1995 and 1994 were accounted for as poolings of interests. Two additional mergers completed in 1996 were accounted for as purchase transactions.

         The Company offers a broad array of financial products and services, including consumer, small business, commercial, international, mortgage and private banking; leasing; corporate finance; treasury management; trust and investment management; brokerage; and insurance.

         The Company also provides financial risk management products and advisory services to customers. These products are designed to assist customers in managing their exposure in the areas of interest rate, currency and commodity risks. The Company offers repurchase agreements, bankers acceptances, eurodollar deposits, safekeeping of securities, U.S. Government and Government agency obligations, tax-free municipal obligations, reverse repurchase agreements, letters of credit, and collection and foreign exchange transactions. At December 31, 1997, the Company performed mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments, for over 42,000 residential loans.

         In addition, the Company offers a variety of agency, fiduciary, investment advisory, employee benefit and custodial services. Hibernia National Bank through Hibernia Insurance Agency, L.L.C. sells fixed annuities and life and health insurance in retail markets. The Company also provides retail and discount brokerage services through a wholly-owned subsidiary of Hibernia National Bank, Hibernia Investment Securities, Inc. (HISI). HISI is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

COMPETITION

         The financial services industry in which the Company operates is highly competitive. The Banks compete with national and state banks for deposits, loans, and trust accounts and with savings and loan associations and credit unions for loans and deposits. In addition, the Banks compete with other providers of financial services, from both inside and outside Louisiana and Texas, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies, insurance agencies and brokers, and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services.

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

         HISI is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions through the Deputy Commissioner of Securities. HCC is regulated by the Small Business Administration. Zachary Taylor is regulated by the Louisiana Commissioner of Insurance. The Louisiana Commissioner of Insurance also regulates the licensing of Hibernia Insurance Agency, L.L.C. and those persons engaged in the sale of insurance products. The Texas Commissioner of Insurance performs a similar function in Texas, although Hibernia National Bank of Texas is not currently engaged in the types of activities regulated by the Texas Commissioner of Insurance other than the sale of credit life insurance.

LOAN PORTFOLIO

         The amounts and percentages of loans outstanding by type are as follows:

------------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                      1997               1996                  1995                1994                  1993
------------------------------------------------------------------------------------------------------------------------------------
                                          % of                % of                  % of                % of                  % of
                                Amount    Total     Amount    Total       Amount    Total     Amount    Total      Amount     Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural .......  $2,370,670     31%   $1,735,112     28%    $1,294,622     27%   $  954,207     24%   $  809,338     23%

Real estate - construction      94,483      1        70,657      1         38,572      1        55,886      1        51,418      1

Real estate - mortgage ...   3,410,521     45     2,756,842     45      2,211,691     46     1,905,617     49     1,856,467     54

Consumer .................   1,354,715     18     1,375,971     22      1,166,142     24       887,751     23       652,302     19

Lease financing ..........      31,031      1        16,162      -              -      -             -      -             -      -

All other ................     318,831      4       211,159      4        108,528      2       102,465      3       100,969      3
------------------------------------------------------------------------------------------------------------------------------------
                            $7,580,251    100%   $6,165,903    100%    $4,819,555    100%   $3,905,926    100%   $3,470,494    100%
------------------------------------------------------------------------------------------------------------------------------------


SELECTED LOAN MATURITIES

         The following table shows selected categories of loans outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.



------------------------------------------------------------------------------------------
                                                      Maturing
------------------------------------------------------------------------------------------
                                              After One
                                  Within      But Within     After
($ in thousands)                 One Year     Five Years     Five Years      Total
------------------------------------------------------------------------------------------
Commercial, financial and
  agricultural ...........     $  741,720     $1,159,220     $  469,730     $2,370,670

Real estate - construction         61,812         28,666          4,005         94,483
------------------------------------------------------------------------------------------
                               $  803,532     $1,187,886     $  473,735     $2,465,153
==========================================================================================



-----------------------------------------------------------------------
                                             Interest Sensitivity
-----------------------------------------------------------------------
                                             Fixed        Variable
                                              Rate           Rate
-----------------------------------------------------------------------
Due after one but within five years     $  251,500     $  936,386

Due after five years ..............        108,481        365,254
-----------------------------------------------------------------------
                                        $  359,981     $1,301,640
=======================================================================



SUMMARY OF LOAN LOSS EXPERIENCE

         The following is a summary of activity in the reserve for possible loan losses:

                                                              Year Ended December 31
----------------------------------------------------------------------------------------------------------------
($ in thousands)                        1997            1996            1995            1994            1993
----------------------------------------------------------------------------------------------------------------
Balance of reserve for
  possible loan losses
  at beginning of period .....     $ 129,039       $ 151,367       $ 156,896       $ 187,368       $ 212,674

Addition due to purchased
  companies ..................             -           5,856               -               -             359

Loans charged off:
  Commercial, financial,
    and agricultural .........       (10,924)         (5,958)         (6,036)         (7,659)        (12,515)
  Real estate - construction .           (50)            (76)            (14)            (54)           (417)
  Real estate - mortgage .....        (5,135)         (2,639)         (5,035)        (11,765)        (11,866)
  Consumer ...................       (27,715)        (26,231)        (14,327)        (12,168)        (18,215)
  All other ..................          (118)           (243)             (4)             (1)              -
----------------------------------------------------------------------------------------------------------------
    Total loans charged
      off ....................       (43,942)        (35,147)        (25,416)        (31,647)        (43,013)

Recoveries of loans
  previously charged off:
  Commercial, financial,
    and agricultural .........         3,642           6,785           7,884           7,536           7,157
  Real estate - construction .           103             138             235              97             181
  Real estate - mortgage .....         8,218           4,604           5,480           7,148           7,700
  Consumer ...................         9,670           7,450           4,972           4,083           4,903
  All other ..................           190             403              98              70              64
----------------------------------------------------------------------------------------------------------------
    Total recoveries .........        21,823          19,380          18,669          18,934          20,005
----------------------------------------------------------------------------------------------------------------
Net loans charged off ........       (22,119)        (15,767)         (6,747)        (12,713)        (23,008)

 Additions to reserve
  charged to operating
  expense * ..................           620         (12,417)          1,218         (17,759)         (2,657)
----------------------------------------------------------------------------------------------------------------

Balance at end of period .....     $ 107,540       $ 129,039       $ 151,367       $ 156,896       $ 187,368
================================================================================================================

Ratio of net charge-offs
  to average loans outstanding          0.33%           0.29%           0.16%           0.35%           0.69%
================================================================================================================
----------
*  The  Company  recorded  negative   provisions  in  1996,  1994  and  1993  of
$15,000,000,  $17,500,000 and $6,200,000, respectively. All other provisions are the result of merger activity.

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



-------------------------------------------------------------------------------------
($ in thousands)                      1997        1996          1995         1994         1993
-------------------------------------------------------------------------------------
Reserve at end of period:
   Commercial, financial and
      agricultural ..........     $ 17,935     $ 17,721     $ 31,763     $ 42,040     $ 57,129
   Real estate - construction          553          535          505        1,123        1,274
   Real estate - mortgage ...       15,878       19,239       38,680       55,574       75,848
   Consumer .................       49,774       59,590       34,550       21,280       19,155
   Not allocated ............       23,400       31,954       45,869       36,879       33,962
-------------------------------------------------------------------------------------
                                  $107,540     $129,039     $151,367     $156,896     $187,368
=====================================================================================


MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

         The following table shows large-denomination certificates of deposit as of December 31, 1997 by remaining maturity.

------------------------------------------------------------------
($ in thousands)                      Domestic      Foreign
------------------------------------------------------------------
3 months or less ..............     $  817,146     $187,517
Over 3 months through 6 months         314,874            -
Over 6 months through 12 months        202,559            -
Over 12 months through 5 years         114,104            -
Over 5 years ..................         21,101            -
------------------------------------------------------------------
     Total ....................     $1,469,784     $187,517
==================================================================


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

         On December 31, 1997 the Banks reported miscellaneous property with a net book value of $4,812,000. These properties include $2,452,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $2,360,000 of duplicate or excess bank-owned premises. See "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report for a further discussion of these properties.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Banks are parties to certain pending legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

ITEM X.  IDENTIFICATION OF EXECUTIVE OFFICERS

         Each executive officer of the Company holds his or her position until the earlier of (a) their removal or resignation from office, (b) their successor is appointed by the Board of Directors, or (c) such time that the Board no longer deems their position to be that of an executive officer.

         J. HERBERT BOYDSTUN, 52, Chairman of the Southwest Region of the Company and Hibernia National Bank, assumed those responsibilities in 1996. Mr. Boydstun is also responsible for the Company's operations in Southeast Texas. Mr. Boydstun served as Southcentral/Northeast Regional Chairman from 1995 to 1996 and as Northeast Regional Chairman from August 1994 until 1995. Mr. Boydstun joined the Company in August 1994 following the merger of First Bancorp of Louisiana, Inc., a bank holding company headquartered in West Monroe, Louisiana, with and into the Company, where he served as President of First Bancorp and as Chairman and Chief Executive Officer of First National Bank of West Monroe, the primary national banking subsidiary of First Bancorp, from 1982 to 1994. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

         E.R. "BO" CAMPBELL, 56, is Vice Chairman of the Board of Directors of the Company and Hibernia National Bank. Mr. Campbell also serves on the Board of Directors of Hibernia National Bank of Texas. Mr. Campbell served as Northern Regional Chairman of the Company and Hibernia National Bank from January 1995 until 1997. Mr. Campbell joined Hibernia in that position following the merger of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport, Louisiana, with and into the Company. Mr. Campbell served from 1992 to 1994 as Chairman of the Board of Pioneer Bancshares and its Louisiana banking subsidiary, Pioneer Bank & Trust Company, and served as President of Pioneer Bancshares from 1977 to 1992.

         K. KIRK DOMINGOS III, 56, Senior Executive Vice President/Retail Arena and Technology of the Company and Hibernia National Bank, assumed those responsibilities in September 1997. Mr. Domingos is responsible for various retail lines of business and the overall administrative functions of the Company. Mr. Domingos has been employed by the Company and/or its subsidiaries since August 1975 and assumed the position of Senior Executive Vice President responsible for Support Services in August 1994 and the position of Executive Vice President and Administrative Executive of Hibernia National Bank in August 1991.

         B.D. FLURRY, 56, serves as Chairman of the Northern Region for the Company and Hibernia National Bank, a position he assumed in 1997 and which includes responsibility for the Company's operations in Northeast Texas. Mr. Flurry also serves on the Board of Directors of Hibernia National Bank of Texas. From January 1995 until 1997, Mr. Flurry served as the president of the Northern Region for the Company and Hibernia National Bank. Prior to joining Hibernia, Mr. Flurry served as President (from 1991 through 1994) of Pioneer Bank & Trust Company, a subsidiary of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport, Louisiana that merged with and into Hibernia in January 1995. Mr. Flurry assumed primary responsibility for oversight of the Northeast Texas market at year-end 1996.

         MARSHA M. GASSAN, 45, serves as Senior Executive Vice President and Chief Financial Officer of the Company and Hibernia National Bank, positions which she assumed in April 1996. Prior to that time, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to 1994).

         STEPHEN A. HANSEL, 50, serves as President and Chief Executive Officer of the Company and Hibernia National Bank, positions which he assumed in March 1992. Mr. Hansel also serves on the Boards of Directors of the Company and Hibernia National Bank.

         RUSSELL S. HOADLEY, 53, serves as Executive Vice President/Employee and Public Relations for the Company and Hibernia National Bank, a position he assumed in 1994. From the time he joined the Company in July 1993 until his promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company. Prior to joining the Company, Mr. Hoadley served as Vice President/Director of Corporate Communications for Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida, which position he held from 1988 to June 1993.

         RANDALL E. HOWARD, 50, serves as Chairman of the Southeast Region for the Company and Hibernia National Bank. Mr. Howard has served in that position since February 1998. Prior to that time, from 1987 to February 1998, Mr. Howard served as President and Chief Executive Officer of ArgentBank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into the Company in early 1998.

         SCOTT P. HOWARD, 50, serves as Senior Executive Vice President/Commercial Arena for the Company and Hibernia National Bank and has served in that position since March 1996. From May 1992 until that time, Mr. Howard served as Executive Vice President/Corporate and International Banking for Hibernia National Bank.

         RONALD E. SAMFORD, JR., 45, serves as Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company, which positions he has held since November 1992. Prior to joining Hibernia, Mr. Samford served as Senior Vice President and Chief Accounting Officer of TeamBank, a bank headquartered in Forth Worth, Texas from August 1990 to November 1992.

         RICHARD G. WRIGHT, 48, serves as Senior Executive Vice President and Chief Credit Officer of the Company, a position which he assumed in March 1996. From August 1994 until that time, Mr. Wright served as Executive Vice President/Credit Policy and Analysis of Hibernia National Bank, and from the time he joined the Company in May 1992 until August 1994, he served as Senior Vice President in the Credit and Asset Quality area of Hibernia National Bank

SIGNATURES

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

                                                         HIBERNIA CORPORATION
                                                                  (Registrant)



                                                         /s/ Stephen A. Hansel
                                              Stephen A. Hansel, President and
                                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 24, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.




/s/ Marsha M. Gassan                       /s/ Ronald E. Samford, Jr.
Marsha M. Gassan                           Ronald E. Samford, Jr.
Senior Executive Vice President            Executive Vice President & Controller
Chief Financial Officer                    Chief Accounting Officer


Robert H. Boh*, Director                    Laura A. Leach*, Director
J. Herbert Boydstun*, Director              James R. Murphey*, Director
J. Terrell Brown*, Director                 Donald J. Nalty*, Director
E.R. "Bo" Campbell*, Director               William C. O'Malley*, Director
Richard W. Freeman, Jr.*, Director          James R. Peltier*, Director
Stephen A. Hansel*, Director                Robert T. Ratcliff*, Director
Dick H. Hearin*, Director                   Duke Shackelford*, Director
Robert T. Holleman*, Director               Janee M. Tucker*, Director
Elton R. King*, Director                    Virginia E. Weinmann*, Director
Sidney W. Lassen*, Director                 Robert E. Zetzmann*, Director



*By:     /s/ Patricia C. Meringer
         Patricia C. Meringer
         Attorney-in-fact