Form 10-K/A
period 1998-03-31
HIBERNIA CORP
filed 1998-05-11
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                              HIBERNIA CORPORATION
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO 2

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1997 Annual Report on Form 10-K as set forth in the pages attached hereto.


         Exhibits

               10.44 Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant

               10.45 Employment Agreement between Randall A. Howard and Hibernia Corporation

               99 Exhibit Index to the Annual Report for the fiscal year ended December 31, 1997 on Form 10-K

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Hibernia Corporation
                                               (Registrant)



Date  May 8, 1998                  By:/s/ Ron E. Samford, Jr.
     -------------                    -----------------------
                                         Ron E. Samford, Jr.
                                         Executive Vice-President, Controller
                                         and Chief Accounting Officer