Form 10-Q
period 1998-03-31
HIBERNIA CORP
filed 1998-05-15
CIK 47288

HIBERNIA CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1998                Commission File Number 1-10294



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

                  Class                           Outstanding at April 30, 1998
   Class A Common Stock, no par value                    152,396,281 Shares




Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                March 31      December 31           March 31
Unaudited ($ in thousands)                                               1998             1997               1997
----------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks ..................................     $    491,377      $    574,626      $    514,679
  Short-term investments ...................................          206,583           445,715           287,922
  Securities available for sale ............................        2,553,056         2,526,612         2,571,643
  Securities held to maturity ..............................                -                 -                 -
  Loans, net of unearned income ............................        8,636,998         8,208,092         6,837,620
      Reserve for possible loan losses .....................         (119,558)         (122,401)         (133,781)
----------------------------------------------------------------------------------------------------------------------
          Loans, net .......................................        8,517,440         8,085,691         6,703,839
----------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ..............................          187,301           188,994           192,787
  Customers' acceptance liability ..........................              248               144               284
  Other assets .............................................          351,418           338,763           340,344
----------------------------------------------------------------------------------------------------------------------
          Total assets .....................................     $ 12,307,423      $ 12,160,545      $ 10,611,498
======================================================================================================================

Liabilities
  Deposits:
      Noninterest-bearing ..................................     $  1,805,475      $  1,793,224      $  1,650,882
      Interest-bearing .....................................        7,973,240         7,828,408         7,358,938
----------------------------------------------------------------------------------------------------------------------
          Total deposits ...................................        9,778,715         9,621,632         9,009,820
----------------------------------------------------------------------------------------------------------------------
  Short-term borrowings ....................................          463,605           715,876           376,143
  Liability on acceptances .................................              248               144               284
  Other liabilities ........................................          158,336           149,877           154,378
  Debt .....................................................          706,331           506,548            13,135
----------------------------------------------------------------------------------------------------------------------
          Total liabilities ................................       11,107,235        10,994,077         9,553,760
----------------------------------------------------------------------------------------------------------------------
Shareholders' equity Preferred Stock, no par value:
    Authorized - 100,000,000  shares;  2,000,000 Series A
     issued and outstanding at March 31, 1998,
     December 31, 1997 and March 31, 1997 ..................          100,000           100,000           100,000
  Class A Common Stock, no par value:
    Authorized - 200,000,000 shares; issued 152,109,882,
     151,516,727, and 150,913,511 at March 31, 1998,
     December 31, 1997 and March 31, 1997, respectively ....          292,051           290,912           289,754
  Surplus ..................................................          406,262           397,959           377,202
  Retained earnings ........................................          404,708           380,082           314,927
  Treasury stock at cost: 62,137 shares at March 31, 1997 ..                -                 -              (734)
  Unrealized gains (losses) on securities available for sale           14,554            14,902           (10,157)
  Unearned compensation ....................................          (17,387)          (17,387)          (13,254)
----------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity .......................        1,200,188         1,166,468         1,057,738
----------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity .......     $ 12,307,423      $ 12,160,545      $ 10,611,498
======================================================================================================================
--------------
See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands), except per-share data                     1998          1997
---------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans .............................     $ 180,591     $ 146,787
    Interest on securities available for sale ..............        42,254        42,587
    Interest on securities held to maturity ................             -             -
    Interest on short-term investments .....................         3,362         3,787
---------------------------------------------------------------------------------------------
        Total interest income ..............................       226,207       193,161
---------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...................................        82,745        75,111
    Interest on short-term borrowings ......................         8,807         4,623
    Interest on debt .......................................         8,573           749
---------------------------------------------------------------------------------------------
        Total interest expense .............................       100,125        80,483
---------------------------------------------------------------------------------------------
Net interest income ........................................       126,082       112,678
    Provision for possible loan losses .....................         3,500           139
---------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       122,582       112,539
---------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits ............................        19,386        17,659
    Trust fees .............................................         3,884         3,636
    Other service, collection and exchange charges .........        13,381         9,877
    Other operating income .................................         3,336         3,128
    Securities gains (losses), net .........................           887            15
---------------------------------------------------------------------------------------------
        Total noninterest income ...........................        40,874        34,315
---------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits .........................        49,788        47,436
    Occupancy expense, net .................................         7,943         8,045
    Equipment expense ......................................         7,409         7,615
    Data processing expense ................................         6,789         5,237
    Foreclosed property expense, net .......................             5          (310)
    Amortization of intangibles ............................         3,880         3,658
    Other operating expense ................................        26,759        22,661
---------------------------------------------------------------------------------------------
        Total noninterest expense ..........................       102,573        94,342
---------------------------------------------------------------------------------------------
Income before income taxes .................................        60,883        52,512
Income tax expense .........................................        21,357        17,988
---------------------------------------------------------------------------------------------
Net income .................................................     $  39,526     $  34,524
=============================================================================================

Net income applicable to common shareholders ...............     $  37,801     $  32,799
=============================================================================================

Net income per common share ................................     $    0.25     $    0.22
=============================================================================================

Net income per common share - assuming dilution ............     $    0.25     $    0.22
=============================================================================================
-----------
See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Unrealized
                                                                              Gains (Losses)
                                                                               on Securities
                                     Preferred     Common               Retained   Available
                                         Stock      Stock    Surplus    Earnings    for Sale       Other          Total
----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 .....   $100,000   $290,912   $397,959   $ 380,082    $ 14,902    $(17,387)   $ 1,166,468
Net income ........................          -          -          -      39,526           -           -         39,526
Issuance of common stock:
   Stock Option Plan ..............          -        254        780           -           -           -          1,034
   Restricted stock awards ........          -        847      7,244           -           -           -          8,091
Cash dividends declared:
   Common ($.09 per share) ........          -          -          -     (13,175)          -           -        (13,175)
   Preferred ($.8625 per share) ...          -          -          -      (1,725)          -           -         (1,725)
Change in unrealized gains (losses)
   on securities available for sale          -          -          -           -        (348)          -           (348)
Other .............................          -         38        279           -           -           -            317
----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1998 ........   $100,000   $292,051   $406,262   $ 404,708    $ 14,554    $(17,387)   $ 1,200,188
----------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------
                                                                                    Unrealized
                                                                                 Gains (Losses)
                                                                                  on Securities
                                        Preferred     Common               Retained   Available
                                            Stock      Stock    Surplus    Earnings    for Sale       Other          Total
----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996 ........   $100,000   $289,375   $375,579   $ 293,221    $  7,976    $(13,887)   $ 1,052,264
Net income ...........................          -          -          -      34,524           -           -         34,524
Issuance of common stock:
   Dividend Reinvestment Plan ........          -        140        828           -           -           -            968
   Stock Option Plan .................          -        195        530           -           -           -            725
   Retirement Security Plan ..........          -         44        265           -           -           -            309
Cash dividends declared:
   Common ($.08 per share) ...........          -          -          -     (10,179)          -           -        (10,179)
   Preferred ($.8625 per share) ......          -          -          -      (1,725)          -           -         (1,725)
   By pooled companies prior to merger          -          -          -        (914)          -           -           (914)
Acquisition of treasury stock ........          -          -          -           -           -        (165)          (165)
Allocation of ESOP shares ............          -          -          -           -           -          64             64
Change in unrealized gains (losses)
   on securities available for sale ..          -          -          -           -     (18,133)          -        (18,133)
----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1997 ...........   $100,000   $289,754   $377,202   $ 314,927    $(10,157)   $(13,988)   $ 1,057,738
----------------------------------------------------------------------------------------------------------------------------
--------------
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands)                                                          1998             1997
----------------------------------------------------------------------------------------------------------------
Operating activities
  Net income ............................................................     $   39,526       $   34,524
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses .............................          3,500              139
         Amortization of intangibles and deferred charges ...............          3,763            3,541
         Depreciation and amortization ..................................          6,655            6,894
         Discount accretion, net of premium amortization ................            (71)             556
         Realized securities (gains) losses, net ........................           (887)             (15)
         Loss (gain) on sale of assets ..................................            375             (768)
         Provision for losses on foreclosed and other assets ............            246              146
         Decrease in deferred income tax asset ..........................            285              181
         Decrease (increase) in interest receivable and other assets ....         (9,794)           9,133
         Increase (decrease) in interest payable and other liabilities ..         16,667          (21,358)
----------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................         60,265           32,973
----------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................       (898,196)        (150,225)
  Proceeds from maturities of securities available for sale .............        466,177          154,217
  Proceeds from sales of securities available for sale ..................        405,907            1,725
  Net increase in loans .................................................       (513,071)        (233,876)
  Proceeds from sales of loans ..........................................        291,300           56,010
  Purchases of loans ....................................................       (214,592)          (3,656)
  Purchases of premises, equipment and other assets .....................        (12,289)          (7,966)
  Proceeds from sales of foreclosed assets and excess bank-owned property            622            2,693
  Proceeds from sales of premises, equipment and other assets ...........            733              160
----------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................       (473,409)        (180,918)
----------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in domestic deposits .....................................        166,468          125,733
  Net increase (decrease) in foreign time deposits ......................         (9,351)           6,546
  Net increase (decrease) in short-term borrowings ......................       (252,271)          36,422
  Proceeds from issuance of debt ........................................        200,000                -
  Payments on debt ......................................................           (217)         (44,057)
  Proceeds from issuance of common stock ................................          1,034            2,002
  Dividends paid ........................................................        (14,900)         (12,833)
  Acquisition of treasury stock .........................................              -             (165)
----------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities ........................         90,763          113,648
----------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................       (322,381)         (34,297)
Cash and cash equivalents at beginning of year ..........................      1,020,341          836,898
----------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................     $  697,960       $  802,601
----------------------------------------------------------------------------------------------------------------
--------------
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited

         Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

         Note 2 MERGER AGREEMENTS The Company completed mergers with three financial institutions in the first quarter of 1998: Northwest Bancshares of Louisiana, Inc. (Northwest), ArgentBank (Argent), and Firstshares of Texas, Inc. (Firstshares). These mergers were accounted for as poolings of interests. The following table shows the consummation date, selected balances at the date of merger, and the number of shares of Hibernia Class A Common Stock issued in each merger.


---------------------------------------------------------------------------------------------------------------
                                                       Merger                                         Shares
($ in millions) ..........................               Date        Assets     Loans  Deposits       Issued
---------------------------------------------------------------------------------------------------------------
Northwest ................................     January 1, 1998      $ 101.2   $  36.5   $  87.8    1,508,019
Argent ...................................     February 1, 1998       769.7     449.3     635.8   13,317,236
Firstshares ..............................     March 15, 1998         288.1     133.6     250.4    3,690,615
---------------------------------------------------------------------------------------------------------------


         The Company is a party to a definitive merger agreement with Peoples Holding Corporation (Peoples), which is pending shareholder and regulatory approval. It is anticipated that the transaction will be accounted for as a pooling of interests when consummated. The estimated transaction value of the merger assuming a value of Hibernia Class A Common Stock of $20.50, the closing price on April 30, 1998, is $73,000,000. At March 31, 1998 Peoples had total assets of $238 million, loans of $78 million and deposits of $200 million.

         Note 3 EMPLOYEE BENEFIT PLANS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors. The options are granted at no less than the fair market value of the stock at the date of grant. Options granted to directors upon inception of service as a director vest in six months. Until October 1997 those options were granted under the 1987 Stock Option Plan; after October 1997 those options are granted under the 1993 Directors' Stock Option Plan. All other options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant.

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

         The following tables summarize the option activity in the plans during the first quarter of 1998. During 1997 the 1987 Stock Option Plan was terminated; therefore, at March 31, 1998 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Weighted
                                                                                                                     Average
                                                                     Incentive  Non-Qualified         Total   Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
1987 Stock Option Plan:
Outstanding, December 31, 1997 ................................        141,803      1,241,739       1,383,542      $    7.10
Exercised .....................................................              -         (5,963)         (5,963)          6.61
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 1998 ...................................        141,803      1,235,776       1,377,579      $    7.10
-------------------------------------------------------------------------------------------------------------------------------
Exercisable, March 31, 1998 ...................................        141,803      1,235,776       1,377,579      $    7.10
-------------------------------------------------------------------------------------------------------------------------------

Long-Term Incentive Plan:
Outstanding, December 31, 1997 ................................         12,598      5,736,012       5,748,610      $    9.65
Granted .......................................................              -      1,818,284       1,818,284          18.31
Canceled ......................................................              -        (23,734)        (23,734)         10.39
Exercised .....................................................              -       (106,689)       (106,689)          7.83
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 1998 ...................................         12,598      7,423,873       7,436,471      $   11.79
-------------------------------------------------------------------------------------------------------------------------------
Exercisable, March 31, 1998 ...................................         12,598      3,113,249       3,125,847      $    8.08
-------------------------------------------------------------------------------------------------------------------------------
Available for grant, March 31, 1998 ...........................        987,578
-------------------------------------------------------------------------------------------------------------------------------

1993 Directors' Stock Option Plan:
Outstanding, December 31, 1997 ................................              -        290,000         290,000      $    9.70
Granted .......................................................              -          5,000           5,000          19.50
Exercised .....................................................              -        (20,000)        (20,000)          8.44
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 1998 ...................................              -        275,000         275,000      $    9.98
-------------------------------------------------------------------------------------------------------------------------------
Exercisable, March 31, 1998 ...................................              -         96,250          96,250      $    7.74
-------------------------------------------------------------------------------------------------------------------------------
Available for grant, March 31, 1998 ...........................        637,500
-------------------------------------------------------------------------------------------------------------------------------


         In addition to the above option activity in the plans, 441,896 shares of restricted stock were awarded under the Long-Term Incentive Plan during the first quarter of 1998.

         During 1995, the Company  instituted an employee  stock  ownership plan
(ESOP) in which substantially all employees participate. The ESOP, with a guarantee of Hibernia Corporation, borrowed funds from Hibernia National Bank to purchase Hibernia Class A Common Stock. The ESOP is authorized to acquire up to $30,000,000 of Hibernia Class A Common Stock in open-market purchases of which $8,629,000 remains for future purchases. As of March 31, 1998 the ESOP held 2,431,388 shares of Hibernia Class A Common Stock.

         Note 4 NET INCOME PER COMMON SHARE The following sets forth the computation of net income per common share and net income per common share assuming dilution.

------------------------------------------------------------------------------------------
($ in thousands, except per-share data)                   Three Months Ended March 31
------------------------------------------------------------------------------------------
                                                                1998             1997
------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................     $     39,526     $     34,524
    Preferred stock dividends .....................            1,725            1,725
------------------------------------------------------------------------------------------
    Numerator for net income per common share .....           37,801           32,799
    Effect of dilutive securities .................                -                -
------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................     $     37,801     $     32,799
------------------------------------------------------------------------------------------
Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)      150,080,167      149,183,816
    Effect of dilutive securities:
        Stock options .............................        2,644,681        1,814,955
        Purchase warrants .........................          183,177          170,388
        Restricted stock awards ...................            5,250                -
------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................      152,913,275      151,169,159
------------------------------------------------------------------------------------------
Net income per common share .......................     $       0.25     $       0.22
------------------------------------------------------------------------------------------
Net income per common share - assuming dilution ...     $       0.25     $       0.22
------------------------------------------------------------------------------------------



         The weighted average shares outstanding exclude 1,813,456 and 1,589,425 average common shares in 1998 and 1997, respectively, held by the Hibernia Employee Stock Ownership Plan which have not been committed to be released. The common shares issued in all mergers accounted for as poolings of interests consummated in 1997 and 1998 are considered to be outstanding as of January 1, 1997, the beginning of the earliest period presented.

         Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the first quarter of 1998 there were 22,500 antidilutive options outstanding with an exercise price of $20.25 per option, and during the first quarter of 1997 there were 198,131 antidilutive options outstanding with exercise prices ranging from $14.94 to $18.80.

         Note 5 COMPREHENSIVE INCOME As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, these unrealized gains or losses were reported separately only in shareholders' equity.

         During the first quarter of 1998 and 1997, comprehensive income totaled $39,178 and $16,391, respectively.

         Note 6 AUTHORIZED SHARES On April 21, 1998 shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 200,000,000 to 300,000,000.


CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
----------------------------------------------------------------------------------------------------------
                                                           March 31          Dec. 31         March 31
($ in thousands, except per-share data)                        1998             1997             1997
----------------------------------------------------------------------------------------------------------
Interest income .....................................     $ 226,207        $ 219,303        $ 193,161
Interest expense ....................................       100,125           96,928           80,483
----------------------------------------------------------------------------------------------------------
Net interest income .................................       126,082          122,375          112,678
Provision for possible loan losses ..................         3,500            2,761              139
----------------------------------------------------------------------------------------------------------
Net interest income after provision
    for possible loan losses ........................       122,582          119,614          112,539
----------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income ...............................        39,987           39,695           34,300
   Securities gains (losses), net ...................           887            2,231               15
----------------------------------------------------------------------------------------------------------
Noninterest income ..................................        40,874           41,926           34,315
Noninterest expense .................................       102,573          109,304           94,342
----------------------------------------------------------------------------------------------------------
Income before taxes .................................        60,883           52,236           52,512
Income tax expense ..................................        21,357           19,654           17,988
----------------------------------------------------------------------------------------------------------
Net income ..........................................     $  39,526        $  32,582        $  34,524
----------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ........     $  37,801        $  30,857        $  32,799
----------------------------------------------------------------------------------------------------------
Per common share information:
   Net income .......................................     $    0.25        $    0.21        $    0.22
   Net income - assuming dilution ...................     $    0.25        $    0.20        $    0.22
   Cash dividends declared ..........................     $    0.09        $    0.09        $    0.08
Average shares outstanding (000s) ...................       150,080          149,619          149,184
Average shares outstanding - assuming dilution (000s)       152,913          152,803          151,169
Dividend payout ratio ...............................         36.00%           43.64%           36.36%
----------------------------------------------------------------------------------------------------------
Selected quarter-end balances (in millions)
Loans ...............................................     $ 8,637.0        $ 8,208.1        $ 6,837.6
Deposits ............................................       9,778.7          9,621.6          9,009.8
Debt ................................................         706.3            506.5             13.1
Equity ..............................................       1,200.2          1,166.5          1,057.7
Total assets ........................................      12,307.4         12,160.5         10,611.5
----------------------------------------------------------------------------------------------------------
Selected average balances (in millions)
Loans ...............................................     $ 8,447.1        $ 7,962.8        $ 6,722.4
Deposits ............................................       9,573.2          9,281.8          8,799.7
Debt ................................................         629.7            254.4             50.1
Equity ..............................................       1,186.5          1,156.7          1,061.8
Total assets ........................................      12,264.1         11,754.7         10,476.8
----------------------------------------------------------------------------------------------------------
Selected ratios
Net interest margin (taxable-equivalent) ............          4.60%            4.57%            4.81%
Return on assets ....................................          1.29%            1.11%            1.32%
Return on common equity .............................         13.92%           11.68%           13.64%
Return on total equity ..............................         13.33%           11.27%           13.01%
Efficiency ratio ....................................         60.77%           66.35%           63.14%
Average equity/average assets .......................          9.67%            9.84%           10.13%
Tier 1 risk-based capital ratio .....................         11.11%           11.07%           12.51%
Total risk-based capital ratio ......................         12.36%           12.32%           13.77%
Leverage ratio ......................................          8.52%            8.58%            8.88%
----------------------------------------------------------------------------------------------------------
Tax-effected net income and ratios excluding
  goodwill and core deposit intangible amortization
  and balances (2)
Net income applicable to common shareholders ........     $  40,461        $  33,594        $  35,734
Net income per common share .........................     $    0.27        $    0.22        $    0.24
Net income per common share - assuming dilution .....     $    0.26        $    0.22        $    0.24
Return on assets ....................................          1.39%            1.22%            1.45%
Return on common equity .............................         17.31%           14.89%           17.56%
Efficiency ratio ....................................         58.97%           64.44%           60.87%
----------------------------------------------------------------------------------------------------------
-------------
(1) All financial  information  has been  restated for mergers  accounted for as poolings  of  interests.  The effects of mergers  accounted  for as purchase transactions have been included from the date of consummation. Prior periods have been conformed to current-period presentation.
(2) Amortization and balances of core deposit  intangibles are net of applicable taxes. Goodwill amortization and balances are not tax effected.

                              HIBERNIA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

FIRST-QUARTER 1998 HIGHLIGHTS

     Hibernia   Corporation's   first-quarter   1998  results  showed  continued
improvement in earnings over the first quarter of 1997 and strong growth in loans, deposits and noninterest income.

         Net income for the first quarter of 1998 totaled $39.5 million ($.25 per common share), up 14% from $34.5 million ($.22 per common share) in the first quarter of 1997. Tangible earnings per common share were $.27 in the first quarter of 1998 compared to $.24 in the first quarter of 1997.

         Pre-tax, pre-provision earnings were $64.4 million, a 22% increase from the first quarter 1997 level of $52.7 million. The first quarter of 1998 included a provision for possible loan losses totaling $3.5 million. Although nominal provisions had been recorded by the merged companies, this represents the first time a quarterly provision expense has been recorded by the Company since the third quarter of 1993.

         Tangible returns on assets (ROA) and common equity (ROCE) were 1.39% and 17.31%, respectively, for the first quarter of 1998 compared to 1.45% and 17.56% for the same period a year ago.

         First-quarter 1998 earnings improved compared to the same period last year because of a $13.4 million (12%) increase in net interest income (resulting from higher average earning assets) and a $5.7 million (17%) improvement in noninterest income (excluding securities transactions). These increases were partially offset by increases in noninterest expense and income tax expense, which were up $8.2 million (9%) and $3.4 million (19%), respectively.

         Total loans grew $1.8 billion (26%) to $8.6 billion at March 31, 1998 compared to March 31, 1997. Commercial loans grew $871.2 million (36%) to $3.3 billion, small business loans increased $158.3 million (10%) to $1.7 billion and consumer loans increased $769.9 million (27%) to $3.6 billion.

         Asset quality remained strong with nonperforming assets as a percentage of loans plus foreclosed assets and excess bank-owned property at 0.39% at March 31, 1998, compared to 0.37% at March 31, 1997. The reserve for possible loan losses at March 31, 1998 was 4.2 times the level of nonperforming loans.

         Deposits increased $0.8 billion (9%) to $9.8 billion at March 31, 1998 compared to the first quarter of 1997.

         In April 1998, Hibernia's Board of Directors declared a quarterly cash dividend of $.09 per common share, a 13% increase from the $.08 quarterly dividend declared in April 1997.

         Mergers with three institutions with combined assets of approximately $1.2 billion were completed during the first quarter of 1998.


MERGER ACTIVITY

     In the first quarter of 1998, the Company completed mergers with Northwest Bancshares of Louisiana, Inc., parent company of the $101 million asset First National Bank in Mansfield, ArgentBank with total assets of $770 million, and Firstshares of Texas, Inc., parent company of the $288 million asset First National Bank (Marshall). All three mergers were accounted for as poolings of interests. During 1997, Hibernia completed two mergers with East Texas financial institutions which were accounted for as poolings of interests. All prior-year information has been restated to reflect the effect of the mergers.

     Measures of financial performance subsequent to purchase transactions are more relevant when comparing "tangible" results (i.e., before amortization of goodwill and core deposit intangibles), because they are more indicative of cash flows, and thus the Company's ability to support growth and pay dividends. The tangible measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on page 10.

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchase transactions are referred to as the "purchased companies."

     A merger with Peoples Holding Corporation, parent of the $238 million asset Peoples Bank & Trust Company, is pending regulatory and shareholder approval. After this merger Hibernia would have approximately $12.5 billion in assets and 240 banking locations in 33 Louisiana parishes and nine Texas counties.


FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $11.3 billion in the first quarter of 1998, a $1.6 billion (17%) increase from the first-quarter 1997 average of $9.6 billion. The growth in average earning assets was due to strong and diversified loan growth, as a result of offering quality service and innovative lending products in existing markets as well as in the markets of merger partners. Hibernia has funded the loan growth through increases in deposits and borrowed funds.

     Loans. Average loans for the first quarter of 1998 of $8.4 billion were up $484.3 million (6%) from the fourth quarter of 1997 and up $1.7 billion (26%) compared to the first quarter of 1997.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at March 31, 1998, December 31, 1997 and March 31, 1997. Total loans increased $428.9 million (5%) during the first quarter of 1998, compared to December 31, 1997, as commercial loans increased $225.0 million (7%), small business loans decreased $94.2 million (5%) and consumer loans increased $298.1 million (9%). Compared to March 31, 1997, loans increased $1.8 billion (26%). Commercial loans were up $871.2 million (36%), small business loans grew $158.3 million (10%) and consumer loans increased $769.9 million (27%). Commercial and small business growth was spread across most categories. The decreases in the small business portfolio overall from December 31, 1997 to March 31, 1998 and in the commercial and industrial segment of that portfolio from both March 31, 1997 and December 31, 1997 to March 31, 1998 resulted primarily from the reclassification of merger bank loans to their appropriate category after converting to Hibernia's loan system. In consumer lending growth was concentrated in residential mortgage loans and revolving credit loans.


----------------------------------------------------------------------------------------------------
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
----------------------------------------------------------------------------------------------------
                                           March 31, 1998    December 31, 1997    March 31, 1997
----------------------------------------------------------------------------------------------------
($ in millions)                          Loans     Percent    Loans   Percent     Loans   Percent
----------------------------------------------------------------------------------------------------
Commercial:
   Commercial and
       industrial ................     $1,224.8      14.2%  $1,089.2     13.3%  $  902.2     13.2%
   Services industry .............        722.2       8.4      719.6      8.8      484.6      7.1
   Real estate ...................        487.0       5.6      444.2      5.4      420.4      6.1
   Health care ...................        275.9       3.2      251.7      3.1      215.9      3.2
   Transportation,  communications
      and utilities ..............        239.8       2.8      253.6      3.1      196.4      2.9
   Energy ........................        298.7       3.4      279.0      3.4      171.4      2.5
   Other .........................         68.1       0.8       54.2      0.6       54.4      0.8
----------------------------------------------------------------------------------------------------
      Total commercial ...........      3,316.5      38.4    3,091.5     37.7    2,445.3     35.8
----------------------------------------------------------------------------------------------------
Small Business:
   Commercial and
       industrial ................        663.0       7.7      928.0     11.3      908.1     13.3
   Services industry .............        347.4       4.0      309.9      3.8      222.4      3.3
   Real estate ...................        234.3       2.7      179.0      2.2      133.3      1.9
   Health care ...................         83.7       0.9       74.1      0.9       60.0      0.9
   Transportation,  communications
      and utilities ..............         58.1       0.7       38.0      0.5       29.6      0.4
   Energy ........................         42.4       0.5       17.3      0.2        9.8      0.1
   Other .........................        282.7       3.3      259.5      3.1      190.1      2.8
----------------------------------------------------------------------------------------------------
      Total small business .......      1,711.6      19.8    1,805.8     22.0    1,553.3     22.7
----------------------------------------------------------------------------------------------------
Consumer:
   Residential mortgages:
      First mortgages ............      1,857.7      21.5    1,591.1     19.4    1,244.0     18.2
      Junior liens ...............        133.8       1.6      129.4      1.6      118.9      1.7
   Indirect ......................        748.3       8.7      748.4      9.1      768.2     11.2
   Revolving credit ..............        296.0       3.4      282.9      3.4      177.1      2.6
   Other .........................        573.1       6.6      559.0      6.8      530.8      7.8
----------------------------------------------------------------------------------------------------
      Total consumer .............      3,608.9      41.8    3,310.8     40.3    2,839.0     41.5
----------------------------------------------------------------------------------------------------
Total loans ......................     $8,637.0     100.0%  $8,208.1    100.0%  $6,837.6    100.0%
----------------------------------------------------------------------------------------------------


     Securities. Average securities decreased $37.2 million (1%) in the first quarter of 1998 compared to the first quarter of 1997. Securities primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as pledgable securities and are used to collateralize repurchase agreements and public fund deposits.

     Short-Term Investments. Average short-term investments (primarily federal funds sold) for the three months ended March 31, 1998, totaled $235.8 million, down $53.4 million (18%) compared to an average of $289.2 million in the first quarter of 1997.

ASSET QUALITY

     Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled $33.9 million at March 31, 1998. Nonperforming assets increased $8.8 million (35%) from $25.1 million at March 31, 1997 and increased $6.6 million (24%) from $27.3 million at December 31, 1997. Although the increase in the volume of nonperforming assets appears significant, when viewed as a percentage of total loans plus foreclosed assets and excess bank-owned property the level at March 31, 1998 of .39% is virtually unchanged from .37% at March 31, 1997 and up slightly from .33% at December 31, 1997.

     Nonperforming loans, which totaled $28.4 million at March 31, 1998, increased $10.7 million (60%) from a year ago, and were up $6.0 million (27%) from the prior quarter end. Foreclosed assets totaled $2.7 million at March 31, 1998, down $1.7 million (38%) from a year earlier, and up $0.2 million (8%) from December 31, 1997. Excess bank-owned property at March 31, 1998 was down $0.2 million (8%) from March 31, 1997, and up $0.4 million (17%) from December 31, 1997. Table 2 presents a summary of nonperforming assets at the end of the last five quarters.

--------------------------------------------------------------------------------------------------------------------
TABLE 2  -  NONPERFORMING ASSETS
--------------------------------------------------------------------------------------------------------------------
                                              March 31       Dec. 31      Sept. 30       June 30      March 31
($ in thousands)                                  1998          1997          1997          1997          1997
--------------------------------------------------------------------------------------------------------------------
Nonaccrual loans ........................     $ 28,443      $ 22,420      $ 24,429      $ 23,457      $ 17,765
Restructured loans ......................            -             -             -             -             -
--------------------------------------------------------------------------------------------------------------------
    Total nonperforming loans ...........       28,443        22,420        24,429        23,457        17,765
--------------------------------------------------------------------------------------------------------------------
Foreclosed assets .......................        2,701         2,510         4,809         4,640         4,365
Excess bank-owned property ..............        2,760         2,360         2,218         2,841         3,008
--------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets ..........     $ 33,904      $ 27,290      $ 31,456      $ 30,938      $ 25,138
--------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ........     $119,558      $122,401      $127,158      $134,500      $133,781
Nonperforming loans as a percentage
    of total loans ......................         0.33%         0.27%         0.32%         0.32%         0.26%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank-owned property ......         0.39%         0.33%         0.41%         0.42%         0.37%
Reserve for possible loan losses as a
    percentage of nonperforming loans ...       420.34%       545.95%       520.52%       573.39%       753.06%
--------------------------------------------------------------------------------------------------------------------

     At March 31, 1998 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $25.0 million. The related portion of the reserve for possible loan losses was $4.2 million. The comparable amounts at March 31, 1997 were $14.5 million and $2.7 million, respectively. These loans are included in nonaccrual loans in Table 2.

     Table 3 shows loan delinquencies for the last five quarters. Both the amounts and percentages of loan delinquencies to total loans declined at March 31, 1998 compared to March 31, 1997 and December 31, 1997. The amount of total delinquencies decreased $15.7 million (28%) from March 31, 1997 and $25.2 million (38%) from December 31, 1997. Delinquencies as a percentage of total loans at March 31, 1998 were .48%, down from .83% a year ago and .81% at December 31, 1997.

     Accruing loans past due 90 days or more were $6.6 million at March 31, 1998 compared to $5.6 million at both March 31, 1997 and December 31, 1997. Commercial loan delinquencies were .07% of total commercial loans at March 31, 1998 compared to .20% at March 31, 1997 and .18% at December 31, 1997. Small business loan delinquencies decreased to .74% at March 31, 1998, from .91% at March 31, 1997 and .84% at year-end 1997. Consumer loan delinquencies decreased to .73% from 1.33% at March 31, 1997 and 1.38% at December 31, 1997.
Approximately three-fourths of this improvement is due to a change in the reporting methodology from number of days to payment cycle dates for mortgage loans, a methodology utilized in the banking industry.

-------------------------------------------------------------------------------------------------------------
TABLE 3  -  LOAN DELINQUENCIES (1)
-------------------------------------------------------------------------------------------------------------
                                                March 31     Dec. 31    Sept. 30     June 30    March 31
($ in millions)                                     1998        1997        1997        1997        1997
-------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ...........................     $ 34.6      $ 60.8      $ 51.3      $ 50.3      $ 51.3
    90 days or more .........................        6.6         5.6         5.7         3.6         5.6
-------------------------------------------------------------------------------------------------------------
        Total delinquencies .................     $ 41.2      $ 66.4      $ 57.0      $ 53.9      $ 56.9
-------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ..............................       0.07%       0.18%       0.13%       0.19%       0.20%
    Small business ..........................       0.74        0.84        0.88        0.83        0.91
    Consumer ................................       0.73        1.38        1.20        1.17        1.33
    Total loans .............................       0.48        0.81        0.74        0.74        0.83
-------------------------------------------------------------------------------------------------------------
-------------
(1) Accruing loans past due as to principal and/or interest 30 days or more.

     As illustrated in Table 4, loans totaling $9.8 million were added to nonperforming loans during the first quarter of 1998. Payments and sales resulted in a $2.0 million reduction in nonperforming loans and charge-offs further reduced nonperforming loans in the first quarter of 1998 by $0.8 million. In the event nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for possible loan losses in Table 5 and not as a component of nonperforming loan activity.

     In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $27.7 million at March 31, 1998 compared to $18.9 million at March 31, 1997 and $19.4 million at December 31, 1997.

-----------------------------------------------------------------
TABLE 4  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
-----------------------------------------------------------------
                                        Three Months
                                       Ended March 31
-----------------------------------------------------------------
($ in thousands)                     1998          1997
-----------------------------------------------------------------
Nonperforming loans
    at beginning of period .     $ 22,420      $ 16,742
Additions ..................        9,821        19,148
Charge-offs, gross .........         (781)       (3,005)
Returns to performing status       (1,026)         (891)
Payments and sales .........       (1,991)      (14,229)
-----------------------------------------------------------------
Nonperforming loans
    at end of period .......     $ 28,443      $ 17,765
-----------------------------------------------------------------


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses is a charge to earnings in order to maintain the reserve for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. As a result of loan growth, the anticipated future collectibility of loans and the amounts and timing of future cash flows expected to be received on impaired loans, the Company recorded a $3.5 million provision for possible loan losses in the first quarter of 1998. Although nominal provisions had been recorded by the merged companies, this represents the first time a quarterly provision expense has been recorded by the Company since the third quarter of 1993. Table 5 presents an analysis of the activity in the reserve for possible loan losses for the first quarter of 1998 and 1997.

     Net charge-offs totaled $6.3 million in the first quarter of 1998, compared to $7.9 million in the first quarter of 1997. As a percentage of average loans, annualized net charge-offs were .30% in the first quarter of 1998 compared to
 .47% in the first quarter of 1997. The decrease was due to lower consumer and commercial net charge-offs.

     The reserve for possible loan losses totaled $119.6 million, or 1.38% of total loans, at March 31, 1998, compared to $133.8 million, or 1.96%, a year earlier. In terms of both dollar amount and as a percentage of loans, the reserve for possible loan losses has been declining since the end of 1993 as a result of net charge-offs and loan growth. As of March 31, 1998 the reserve for possible loan losses as a percentage of nonperforming loans was 420.3%, compared to 753.1% at March 31, 1997 and 546.0% at December 31, 1997. The present level of reserve for possible loan losses is considered to be adequate to absorb future potential loan losses inherent in the existing portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends.

-------------------------------------------------------------------
TABLE 5  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
-------------------------------------------------------------------
                                               Three Months
                                               Ended March 31
-------------------------------------------------------------------
($ in thousands)                           1998            1997
-------------------------------------------------------------------
Balance at beginning of period ...     $ 122,401       $ 141,541
Loans charged off ................       (10,326)        (13,795)
Recoveries .......................         3,983           5,896
-------------------------------------------------------------------
Net loans charged off ............        (6,343)         (7,899)
Provision for possible loan losses         3,500             139
-------------------------------------------------------------------
Balance at end of period .........     $ 119,558       $ 133,781
-------------------------------------------------------------------
Reserve for possible loan losses
    as a percentage of loans .....          1.38%           1.96%
Annualized net charge-offs as a
    percentage of average loans ..          0.30%           0.47%
-------------------------------------------------------------------


FUNDING SOURCES:

DEPOSITS

     Average deposits totaled $9.6 billion in the first quarter of 1998, a $773.5 million (9%) increase from the first quarter of 1997. This growth resulted from Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the introduction of new products such as the Tower Super SavingsSM account (which offers liquidity and a rate indexed to the 90-day Treasury bill auction discount rate). Table 6 presents the composition of average deposits for the first quarter of 1998 and the fourth and first quarters of 1997.

     Average core deposits totaled $7.8 billion in the first quarter of 1998, a $566.8 million (8%) increase from the first quarter of 1997. Average noninterest-bearing deposits grew $159.8 million and savings deposits increased $367.2 million in the first quarter of 1998 compared to the first quarter of 1997. NOW account average balances were down $191.1 million and money market deposit accounts were up $208.1 million in the first quarter of 1998 compared to the first quarter of 1997 due to the enhanced Reserve Money Manager account designed to create a more efficient sweep process.

     Average noncore deposits were up $206.7 million (13%) to $1.7 billion or 18% of total deposits. Large denomination certificates of deposit increased $113.4 million (8%) compared to the first quarter of 1997. Foreign time deposits increased $93.3 million (138%) due to successful efforts to market a treasury management product which moves commercial customer funds into higher-yielding Eurodollar deposits.

--------------------------------------------------------------------------------------------------------------
TABLE 6  -  DEPOSIT COMPOSITION
--------------------------------------------------------------------------------------------------------------
                                       First Quarter 1998    Fourth Quarter 1997    First Quarter 1997
--------------------------------------------------------------------------------------------------------------
                                       Average     % of       Average    % of       Average     % of
($ in millions)                       Balances   Deposits    Balances  Deposits    Balances    Deposits
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing ...........     $  1,724.0     18.0%   $  1,694.1     18.2%  $  1,564.2      17.8%
NOW accounts ..................          366.9      3.8         416.4      4.5        558.0       6.3
Money market deposit accounts .        1,903.7     19.9       1,753.6     18.9      1,695.6      19.3
Savings accounts ..............          964.2     10.1         888.4      9.6        597.0       6.8
Other consumer time deposits ..        2,866.5     29.9       2,885.9     31.1      2,843.7      32.3
--------------------------------------------------------------------------------------------------------------
    Total core deposits .......        7,825.3     81.7       7,638.4     82.3      7,258.5      82.5
--------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more        1,019.5     10.7         975.7     10.5      1,019.6      11.6
Certificates of deposit of
    $100,000 or more ..........          567.4      5.9         521.9      5.6        453.9       5.1
Foreign time deposits .........          161.0      1.7         145.8      1.6         67.7       0.8
--------------------------------------------------------------------------------------------------------------
    Total deposits ............     $  9,573.2   100.%     $  9,281.8    100.0%  $  8,799.7     100.0%
--------------------------------------------------------------------------------------------------------------


BORROWINGS

     Average borrowings -- which include federal funds purchased, securities sold under agreements to repurchase (repurchase agreements) and debt -- increased $875.3 million (198%) to $1.3 billion for the first quarter of 1998 compared to the first quarter of 1997.

     Average debt for the first quarter of 1998 totaled $629.7 million, up from $50.1 million in the first quarter of 1997. At March 31, 1998 the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas, totaled $706.3 million. Debt increased $693.2 million from March 31, 1997 as Hibernia locked in attractive fixed rates to fund its growing loan portfolio. The Federal Home Loan Bank may demand payment of $300 million of callable advances at quarterly intervals beginning in June 1998. The Company's reliance on borrowings, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.


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

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $19.0 million at March 31, 1998, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies. At March 31, 1998 the Company was party to an interest rate swap contract with a notional amount of $125.0 million. This swap, which matured on April 1, 1998, was entered into during the first quarter of 1998 as a hedge against a deposit relationship of the same maturity.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $286.6 million at March 31, 1998. In addition to these customer-related financial instruments, the Company has entered into contracts for its own account which total $236.8 million. As of March 31, 1998 Hibernia's credit exposure related to derivative financial instruments held for trading totaled $1.1 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the three months ended March 31, 1998, totaled $128.8 million, a $13.7 million increase from the same period in 1997 and up $3.8 million from the fourth quarter of 1997.

     Factors contributing to the increase in net interest income from the first quarter of 1997 include: overall growth in earning assets, higher yields on securities and the positive effect of the change in the mix of earning assets from lower-yielding securities to loans. The change in the mix of average earning assets is evidenced by the increase in the ratio of loans as a percentage of average earning assets to 74.9% in the first quarter of 1998 compared to 69.7% in the first quarter of 1997. These factors were partially offset by lower yields on loans and rising funding costs as a result of increases in borrowings.

     Table 7 details the net interest margin for the most recent five quarters.

-------------------------------------------------------------------------------------------------
TABLE 7  -  NET INTEREST MARGIN   (taxable-equivalent)
-------------------------------------------------------------------------------------------------
                                             1998                       1997
-------------------------------------------------------------------------------------------------
                                             First     Fourth      Third     Second      First
                                           Quarter    Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------
Yield on earning assets ............         8.21%      8.10%      8.29%      8.30%      8.20%
Rate on interest-bearing liabilities         4.43       4.41       4.36       4.32       4.25
-------------------------------------------------------------------------------------------------
    Net interest spread ............         3.78       3.69       3.93       3.98       3.95
Contribution of
    noninterest-bearing funds ......         0.82       0.88       0.86       0.87       0.86
-------------------------------------------------------------------------------------------------
    Net interest margin ............         4.60%      4.57%      4.79%      4.85%      4.81%
-------------------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......        18.71%     20.03%     19.77%     20.06%     20.38%
-------------------------------------------------------------------------------------------------

     Table 8 shows the composition of earning assets for the most recent five quarters, revealing the change in the mix of earning assets.

------------------------------------------------------------------------------------------------
TABLE 8  -  INTEREST-EARNING ASSET COMPOSITION
------------------------------------------------------------------------------------------------
                                          1998                      1997
------------------------------------------------------------------------------------------------
                                         First     Fourth      Third     Second      First
(Percentage of average balances)       Quarter    Quarter    Quarter    Quarter    Quarter
------------------------------------------------------------------------------------------------
Commercial loans ................        28.6%      27.0%      26.4%      26.1%      24.6%
Small business loans ............        15.8       16.3       16.6       15.8       15.9
Consumer loans ..................        30.5       29.8       30.0       29.5       29.2
------------------------------------------------------------------------------------------------
    Total loans .................        74.9       73.1       73.0       71.4       69.7
------------------------------------------------------------------------------------------------
Securities available for sale ...        23.0       24.1       24.3       25.9       27.3
Short-term investments ..........         2.1        2.8        2.7        2.7        3.0
------------------------------------------------------------------------------------------------
    Total interest-earning assets       100.0%     100.0%     100.0%     100.0%     100.0%
------------------------------------------------------------------------------------------------

     The net interest margin was 4.60% for the first quarter of 1998 compared to 4.81% in the first quarter of 1997 and up 3 basis points from the fourth quarter of 1997. The positive effects of the change in the mix of earning assets and the increasing yields on securities were offset by the negative impact of declining loan yields, as a result of increasing competition, and the shift in the mix of funding sources toward market rate funds. In the first quarter of 1998, 56.6% of Hibernia's earning assets were supported by market-rate funds compared to 50.8% in the same period in 1997. The attractive introductory rates offered on Hibernia's Equity PrimeLine(R) loan product and Tower Super SavingsSM account during 1998 illustrate the pricing strategies necessary to successfully launch new products in the current competitive environment.

     In addition, the net interest margin was negatively impacted (approximately 3 basis points) in the first quarter of 1998 by the funding cost of a transaction designed to utilize capital losses. The $0.8 million in income associated with this transaction is recorded as a securities gain in noninterest income rather than in net interest income.

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 1998 and the fourth quarter of 1997 and between the first quarter of 1998 and the first quarter of 1997.

----------------------------------------------------------------------------------------------------------------------------
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
----------------------------------------------------------------------------------------------------------------------------
                                                                      First Quarter 1998 Compared to:
----------------------------------------------------------------------------------------------------------------------------
                                                   Fourth Quarter 1997                       First Quarter 1997
----------------------------------------------------------------------------------------------------------------------------
                                                                   Increase (Decrease) Due to Change In:
----------------------------------------------------------------------------------------------------------------------------
($ in thousands)                           Volume          Rate         Total        Volume          Rate         Total
----------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............     $  6,178      $ (3,229)     $  2,949      $ 18,076      $ (1,265)     $ 16,811
     Small business loans ..........          162          (294)         (132)        5,958           600         6,558
     Consumer loans ................        3,962        (1,753)        2,209        12,876        (2,357)       10,519
----------------------------------------------------------------------------------------------------------------------------
         Loans .....................       10,302        (5,276)        5,026        36,910        (3,022)       33,888
----------------------------------------------------------------------------------------------------------------------------
     Securities available for sale .         (493)        3,389         2,896          (627)          504          (123)
     Short-term investments ........         (978)            8          (970)         (741)          315          (426)
----------------------------------------------------------------------------------------------------------------------------
           Total ...................        8,831        (1,879)        6,952        35,542        (2,203)       33,339
----------------------------------------------------------------------------------------------------------------------------
Interest paid on:
     NOW accounts ..................         (367)          396            29        (1,449)          583          (866)
     Money market
         deposit accounts ..........          947          (438)          509         1,293           219         1,512
     Savings accounts ..............          597           211           808         2,718         1,227         3,945
     Other consumer time ...........         (255)         (634)         (889)          296            93           389
     Public fund certificates of
         deposit of $100,000 or more          570          (184)          386             -           122           122
     Certificates of deposit
         of $100,000 or more .......          641          (573)           68         1,552          (244)        1,308
     Foreign deposits ..............          199           (47)          152         1,217             7         1,224
     Federal funds purchased .......       (2,738)         (121)       (2,859)        3,590            62         3,652
     Repurchase agreements .........          236          (107)          129           382           150           532
     Debt ..........................        5,126          (262)        4,864         7,898           (74)        7,824
----------------------------------------------------------------------------------------------------------------------------
           Total ...................        4,956        (1,759)        3,197        17,497         2,145        19,642
----------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
     net interest income ...........     $  3,875      $   (120)     $  3,755      $ 18,045      $ (4,348)     $ 13,697
----------------------------------------------------------------------------------------------------------------------------
---------------
(1)   Change due to mix (both volume and rate) has been  allocated to volume and rate changes in  proportion  to the  relationship  of the absolute  dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 20 and 21 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended March 31, 1998, December 31, 1997 and March 31, 1997.

------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                                            First Quarter 1998
------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                                            Average
interest $ in thousands)                                                    Balance     Interest        Rate
------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ...............................................     $  3,226.5    $ 67,919         8.54%
    Small business loans ...........................................        1,784.3      42,120         9.57
    Consumer loans .................................................        3,436.3      71,602         8.42
------------------------------------------------------------------------------------------------------------------
        Total loans (2) ............................................        8,447.1     181,641         8.71
------------------------------------------------------------------------------------------------------------------
    Securities available for sale ..................................        2,595.0      43,928         6.79
    Short-term investments .........................................          235.8       3,362         5.78
------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets .................................       11,277.9    $228,931         8.21%
------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses....................................         (121.1)
Noninterest-earning assets:
    Cash and due from banks ........................................          452.9
    Other assets ...................................................          654.4
------------------------------------------------------------------------------------------------------------------
     Total noninterest-earning assets ..............................        1,107.3
------------------------------------------------------------------------------------------------------------------
         Total assets ..............................................     $ 12,264.1
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
     NOW accounts ..................................................     $    366.9    $  2,927         3.24%
     Money market deposit accounts .................................        1,903.7      11,859         2.53
     Savings accounts ..............................................          964.2       7,655         3.22
     Other consumer time deposits ..................................        2,866.5      37,262         5.27
     Public fund certificates of deposit
         of $100,000 or more .......................................        1,019.5      13,223         5.26
     Certificates of deposit of $100,000 or more ...................          567.4       7,718         5.52
     Foreign time deposits .........................................          161.0       2,101         5.29
------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits ............................        7,849.2      82,745         4.28
------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
     Federal funds purchased .......................................          318.7       4,345         5.53
     Repurchase agreements .........................................          369.7       4,462         4.89
    Debt ...........................................................          629.7       8,573         5.52
------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities ........................        9,167.3    $100,125         4.43%
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ...................................        1,724.0
    Other liabilities ..............................................          186.3
------------------------------------------------------------------------------------------------------------------
         Total noninterest-bearing liabilities .....................        1,910.3
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity .........................................        1,186.5
------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity .................     $ 12,264.1
==================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ...............................................                                    3.78%
Cost of funds supporting interest-earning assets ...................                                    3.61%
Net interest income/margin .........................................                   $128,806         4.60%
==================================================================================================================
--------------
(1)  Based on the  statutory  income  tax rate of 35%.
(2)  Yield  computations include nonaccrual loans in loans outstanding.

-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
-----------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                Fourth Quarter 1997                 First Quarter 1997
-----------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                       Average                              Average
interest $ in thousands)                               Balance     Interest    Rate         Balance    Interest    Rate
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans .............................    $ 2,937.8   $  64,970    8.77%      $ 2,369.1   $ 151,108    8.75%
    Small business loans .........................      1,777.5      42,252    9.43         1,531.5      35,562    9.42
    Consumer loans ...............................      3,247.5      69,393    8.49         2,821.8      61,083    8.76
-----------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ..........................      7,962.8     176,615    8.81         6,722.4     147,753    8.90
-----------------------------------------------------------------------------------------------------------------------------
    Securities available for sale ................      2,626.3      41,032    6.24         2,632.2      44,051    6.71
    Short-term investments .......................        304.4       4,332    5.65           289.2       3,788    5.31
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets ...............     10,893.5   $ 221,979    8.10%        9,643.8   $ 195,592    8.20%
-----------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses .................       (125.1)                                                  (137.7)
Noninterest-earning assets:
    Cash and due from banks ......................        441.6                                                   439.8
    Other assets .................................        544.7                                                   530.9
-----------------------------------------------------------------------------------------------------------------------------
     Total noninterest-earning assets ............        986.3                                                   970.7
-----------------------------------------------------------------------------------------------------------------------------
         Total assets ............................    $11,754.7                                                   $10,476.8
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
     NOW accounts ................................    $   416.4   $   2,898    2.76%      $   558.0   $  .3,793    2.76%
     Money market deposit accounts ...............      1,753.6      11,350    2.57         1,695.6      10,347    2.47
     Savings accounts ............................        888.4       6,847    3.06           597.0       3,710    2.52
     Other consumer time deposits ................      2,885.9      38,151    5.24         2,843.7      36,873    5.26
     Public fund certificates of deposit
         of $100,000 or more .....................        975.7      12,837    5.22         1,019.6      13,101    5.21
     Certificates of deposit of $100,000 or more .        521.9       7,650    5.82           453.9       6,410    5.73
     Foreign time deposits .......................        145.8       1,949    5.30            67.7         877    5.25
-----------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits ..........      7,587.7      81,682    4.27         7,235.5      75,111    4.21
-----------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
     Federal funds purchased .....................        519.3       7,204    5.50            55.0         693    5.11
     Repurchase agreements .......................        350.3       4,333    4.91           337.7       3,930    4.72
    Debt .........................................        254.4       3,709    5.79            50.1         749    6.07
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities ......      8,711.7   $  96,928    4.41%        7,678.3   $  80,483    4.25%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits .................      1,694.1                              1,564.2
    Other liabilities ............................        192.2                                172.5
-----------------------------------------------------------------------------------------------------------------------------
         Total noninterest-bearing liabilities ...      1,886.3                              1,736.7
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity .......................      1,156.7                              1,061.8
-----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $11,754.7                            $10,476.8
=============================================================================================================================
SPREAD AND NET YIELD
Interest rate spread .............................                             3.69%                               3.95%
Cost of funds supporting interest-earning assets .                             3.53%                               3.39%
Net interest income/margin .......................                $ 125,051    4.57%                  $ 115,109    4.81%
=============================================================================================================================
---------------
(1)  Based on the  statutory  income  tax rate of 35%.
(2)  Yield  computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

     Noninterest income for the first quarter of 1998 was up $6.6 million (19%) to $40.9 million compared to the first quarter of 1997. Excluding securities transactions noninterest income increased $5.7 million (17%) in the first quarter of 1998 compared to the same period of 1997. The major categories of noninterest income for the three months ended March 31, 1998 and 1997 are presented in Table 10.

--------------------------------------------------------------------------------
TABLE 10  -  NONINTEREST INCOME
--------------------------------------------------------------------------------
                                             Three Months Ended
--------------------------------------------------------------------------------
                                                                 Percentage
                                      March 31      March 31       Increase
                                          1998          1997      (Decrease)
--------------------------------------------------------------------------------
Service charges on deposits ......     $ 19,386     $ 17,659           10%
Trust fees .......................        3,884        3,636            7
Other service, collection and
    exchange charges:
    Mortgage loan servicing fees .        3,380        2,023           67
    Retail investment service fees        3,575        2,575           39
    ATM fees .....................        2,404        2,109           14
    Other ........................        4,022        3,170           27
--------------------------------------------------------------------------------
Total other service, collection
    and exchange charges .........       13,381        9,877           35
--------------------------------------------------------------------------------
Other income .....................        3,336        3,128            7
Securities gains (losses), net ...          887           15          N/M
--------------------------------------------------------------------------------
    Total noninterest income .....     $ 40,874     $ 34,315           19%
--------------------------------------------------------------------------------
----------
N/M = Not meaningful

     Service charges on deposits increased $1.7 million (10%) for the first quarter of 1998 over the comparable period in 1997 primarily due to increases in the price for certain deposit activities, the number of accounts and commercial account analysis fees.

     Trust fees were up $0.2 million (7%) for the first quarter of 1998 compared to the same period in 1997 primarily due to new business and market value increases.

     Other service, collection and exchange charges were up $3.5 million (35%) in the first quarter of 1998 compared to the first quarter of 1997. Increases in fees from mortgage processing and mortgage underwriting, retail investment services, ATMs, and debit and credit cards were the major factors contributing to the growth. Mortgage loan servicing fees increased $1.4 million primarily due to increases in mortgage loan originations. Market conditions and financial products attractive to consumers such as mutual funds and discount brokerage services fueled the $1.0 million increase in retail investment service fees. Hibernia's upgraded and expanded ATM network resulted in a $0.3 million increase in ATM fees. Fees resulting from Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses contributed $0.6 million of the increase in other fees.

     Securities gains totaled $0.9 million in the first quarter of 1998 primarily due to the completion of a transaction designed to utilize capital losses.


NONINTEREST EXPENSE

     For the first quarter of 1998, noninterest expense totaled $102.6 million, a $8.2 million (9%) increase from the first quarter of 1997. This increase in noninterest expense was primarily due to increases in staff costs, data processing and advertising and promotional expenses. Noninterest expense for the three months ended March 31, 1998 and 1997 are presented by major category in Table 11.

--------------------------------------------------------------------------------
TABLE 11  -  NONINTEREST EXPENSE
--------------------------------------------------------------------------------
                                           Three Months Ended
--------------------------------------------------------------------------------
                                                               Percentage
                                     March 31     March 31       Increase
($ in thousands)                         1998         1997      (Decrease)
--------------------------------------------------------------------------------
Salaries ........................   $  42,087    $  39,325             7%
Benefits ........................       7,701        8,111            (5)
--------------------------------------------------------------------------------
    Total staff costs ...........      49,788       47,436             5
--------------------------------------------------------------------------------
Occupancy, net ..................       7,943        8,045            (1)
Equipment .......................       7,409        7,615            (3)
--------------------------------------------------------------------------------
    Total occupancy and equipment      15,352       15,660            (2)
--------------------------------------------------------------------------------
Data processing .................       6,789        5,237            30
Telecommunications ..............       3,232        2,920            11
Advertising and promotional
    expenses ....................       5,392        3,546            52
Postage .........................       1,903        1,918            (1)
Stationery and supplies .........       1,915        1,964            (2)
Professional fees ...............       1,832        1,712             7
Regulatory expense ..............         644          674            (4)
Loan collection expense .........       1,052          765            38
Foreclosed property expense, net            5         (310)          N/M
Amortization of intangibles .....       3,880        3,658             6
Other ...........................      10,789        9,162            18
--------------------------------------------------------------------------------
    Total noninterest expense ...   $ 102,573    $  94,342             9%
--------------------------------------------------------------------------------
Efficiency ratio (1).............                   60.77%
Tangible efficiency ratio (2)....                   58.97%
--------------------------------------------------------------------------------
----------
(1)   Noninterest  expense as a percentage  of  taxable-equivalent  net interest income plus noninterest income (excluding  securities  transactions).  (2)
      Noninterest   expense  (excluding   amortization  of  purchase  accounting
      intangibles)  as a percentage of  taxable-equivalent  net interest  income plus noninterest income (excluding securities transactions).

     Staff costs, the largest component of noninterest expense, increased $2.4 million (5%) in the first quarter of 1998 compared to the same period a year ago. Higher accruals for performance based incentives and bonuses and normal merit increases were major factors contributing to the increase in staff costs.

     Occupancy and equipment expenses decreased $0.3 million (2%) in the first quarter of 1998, compared to the first quarter of 1997, primarily due to charges taken in the first quarter of 1997 for the write-down of merger bank properties.

     Data processing expenses increased $1.6 million (30%) for the first quarter of 1998, compared to the first quarter of 1997, due to expenses related to continued improvements in technology, Year 2000 compliance and increased transaction volume related to growth in the Company's customer base.

     The Company expects to continue incurring charges related to Year 2000 compliance; however, these costs have not been material to date and are not expected to have a material impact on the Company's earnings in the future. The majority of the costs associated with these efforts are the responsibility of the Company's third party data processor which also provides many of the Company's software applications. In addition, a portion of the Company's costs is likely to constitute a reassignment of existing internal resources and, therefore, is not expected to be incremental.

     A team comprised of Hibernia employees and representatives of the Company's third party data processor was formed in early 1997 to address year 2000 issues. The team's plan is to achieve year 2000 compliance for all mainframe application systems, local area network application systems and departmental and vendor application systems by the end of 1998. In addition, the Company is discussing year 2000 issues and their potential impact on business operations with many of its customers and suppliers.

     Telecommunications expenses increased $0.3 million (11%) in the first quarter of 1998, compared to the first quarter of 1997, primarily due to expenses related to the Company's enhanced communications capabilities, including the operation of its wide area network and enhanced ATM network.

     Advertising and promotional expenses increased $1.8 million (52%) in the first quarter of 1998, compared to the first quarter of 1997, because of increases in advertising, direct marketing and shareholder communications. The increase in advertising was related to the expansion of the franchise into the markets of merged companies and the promotion of products, such as the Tower Super SavingsSM account and the Hibernia CheckmateSM debit card.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure that management uses to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at March 31, 1998 was 60.77% compared to 63.14% at March 31, 1997. The tangible efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 58.97% for the first quarter of 1998, a 190 basis point improvement from 60.87% for the same period of 1997. The improvement in efficiency for the first quarter of 1998 reflects increases in net interest income and noninterest income combined with a lower rate of increases in noninterest expense.


INCOME TAXES

     The Company recorded $21.4 million in income tax expense in the first quarter of 1998, a $3.4 million (19%) increase from $18.0 million in the first quarter of 1997 as pretax income rose 16%.

     Hibernia National Bank is subject to a Louisiana shareholders' tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. Hibernia National Bank of Texas is subject to Texas franchise tax.


CAPITAL

     Shareholders' equity totaled $1,200.2 million at March 31, 1998 compared to $1,057.7 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $146.0 million, partially offset by $49.3 million in dividends declared on common stock, $6.9 million in dividends declared on preferred stock and a $24.7 million change in unrealized gains (losses) on securities available for sale. Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

     Market capitalization, defined as the number of outstanding shares of common stock multiplied by the price of that stock, represents a company's worth. Hibernia's market capitalization grew to $3.1 billion at March 31, 1998, a 58% increase from $2.0 billion at March 31, 1997.

     A shelf registration statement was filed by the Company in July 1996 with the Securities and Exchange Commission which allows the Company to issue up to $250 million of securities, including preferred stock and subordinated debt. The Company issued $100 million of Fixed/Adjustable Rate Noncumulative Preferred Stock on September 30, 1996. The remaining $150 million in securities included in this shelf registration provide Hibernia with the flexibility to quickly modify its capital structure to meet competitive and market conditions. As a result of the pending merger with Peoples Holding Corporation previously discussed, the Company is expected to issue approximately 3.6 million shares of Hibernia Class A Common Stock. This merger is not expected to have a material impact on Hibernia's capital ratios.

-----------------------------------------------------------------------------------------------------------
TABLE 12  -  CAPITAL
-----------------------------------------------------------------------------------------------------------
                                      March 31      Dec. 31       Sept. 30       June 30      March 31
($ in millions)                           1998         1997           1997          1997          1997
-----------------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1 .....................   $  1,030.1    $    994.0    $    968.7    $    938.7    $    916.2
     Total ......................      1,146.1       1,106.4       1,072.4       1,036.6       1,008.3

Assets:
     Quarterly average assets (1)     12,091.5      11,582.8      10,989.8      10,515.1      10,318.9
     Net risk-adjusted assets ...      9,271.5       8,991.8       8,277.0       7,790.9       7,322.1

Ratios:
     Tier 1 risk-based capital ..        11.11%        11.07%        11.70%        12.05%        12.51%
     Total risk-based capital ...        12.36         12.32         12.96         13.30         13.77
     Leverage ...................         8.52          8.58          8.81          8.93          8.88
-----------------------------------------------------------------------------------------------------------
-------------
(1)  Excluding SFAS No. 115 adjustment and disallowed intangibles.

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

     The loan-to-deposit ratio, one measure of liquidity, was 88.3% at March 31, 1998, 85.3% at December 31, 1997, and 75.9% at March 31, 1997. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 19.93% of Hibernia's loans and investment securities were funded by net large liabilities (total large liabilities less short-term investments) in the first quarter of 1998, down 93 basis points from the fourth quarter of 1997 and up 235 basis points from the first quarter of 1997. The level of large liability dependence is within limits established by management to maintain liquidity and safety.

     Attracting and retaining core deposits at competitive rates are the Company's primary sources of liquidity. Hibernia's extensive retail office network, aided by the introduction of new deposit products, provided $8.0 billion in core deposits at March 31, 1998, up $0.6 billion (7.3%) from $7.4 billion a year earlier. Large-denomination certificates of deposit, public funds, and funds that can be purchased through the Banks' memberships in the Federal Home Loan Bank of Dallas and from correspondent banks were additional sources of liquidity. The Company can also raise additional funds through the sale of securities registered on the shelf registration discussed in the Capital section.

                              HIBERNIA CORPORATION
                           PART II. OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K*

              (a)     Exhibits

              (b)     Reports on Form 8-K

                      A report on Form 8-K dated January 9, 1998, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated February 10, 1998, was filed by the registrant reporting Item 5 Other Events.


* Exhibits and Reports on Form 8-K have been separately filed with the Commission.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                              HIBERNIA CORPORATION
                                  (Registrant)

Date:     May 13, 1998                             By:  /s/ Ron E. Samford, Jr.
     ----------------------                              -----------------------
                                                            Ron E. Samford, Jr.
                                        Executive Vice President and Controller
                                                       Chief Accounting Officer