Form 10-Q
period 1998-06-30
HIBERNIA CORP
filed 1998-08-12
CIK 47288

                              HIBERNIA CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1998                 Commission File Number 1-10294
                  ---------------                                       -------



                              HIBERNIA CORPORATION
             (Exact name of registrant as specified in its charter)



            Louisiana                                       72-0724532
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

                Class                               Outstanding at July 31, 1998
   Class A Common Stock, no par value                     156,030,418 Shares




Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                June 30         December 31         June 30
Unaudited ($ in thousands)                                            1998              1997              1997
------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks ..................................     $    472,273      $    574,626      $    523,582
  Short-term investments ...................................          223,909           445,715           297,833
  Securities available for sale ............................        2,433,731         2,526,612         2,546,082
  Securities held to maturity ..............................               --                --                --
  Loans, net of unearned income ............................        9,046,010         8,208,092         7,281,766
      Reserve for possible loan losses .....................         (121,447)         (122,401)         (134,500)
------------------------------------------------------------------------------------------------------------------------
          Loans, net .......................................        8,924,563         8,085,691         7,147,266
------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ..............................          188,810           188,994           194,332
  Customers' acceptance liability ..........................              321               144             1,183
  Other assets .............................................          361,113           338,763           364,610
------------------------------------------------------------------------------------------------------------------------
          Total assets .....................................     $ 12,604,720      $ 12,160,545      $ 11,074,888
------------------------------------------------------------------------------------------------------------------------

Liabilities
  Deposits:
      Noninterest-bearing ..................................     $  1,744,539      $  1,793,224      $  1,656,752
      Interest-bearing .....................................        7,971,029         7,828,408         7,533,222
------------------------------------------------------------------------------------------------------------------------
          Total deposits ...................................        9,715,568         9,621,632         9,189,974
------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings ....................................          797,671           715,876           618,785
  Liability on acceptances .................................              321               144             1,183
  Other liabilities ........................................          160,506           149,877           146,637
  Debt .....................................................          706,114           506,548            12,675
------------------------------------------------------------------------------------------------------------------------
          Total liabilities ................................       11,380,180        10,994,077         9,969,254
------------------------------------------------------------------------------------------------------------------------

Shareholders' equity Preferred Stock, no par value:
   Authorized - 100,000,000 shares; 2,000,000 Series A
     issued and outstanding at June 30, 1998, December 31, .          100,000           100,000           100,000
     1997 and June 30, 1997
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued 152,454,976,
     151,516,727, and 151,031,889 at June 30, 1998,
     December 31, 1997 and June 30, 1997, respectively .....          292,714           290,912           290,080
  Surplus ..................................................          407,480           397,959           392,437
  Retained earnings ........................................          432,246           380,082           338,062
  Treasury stock at cost: 51,598 shares at June 30, 1997 ...               --                --              (639)
  Unrealized gains (losses) on securities available for sale           18,117            14,902             3,969
  Unearned compensation ....................................          (26,017)          (17,387)          (18,275)
------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity .......................        1,224,540         1,166,468         1,105,634
------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity .......     $ 12,604,720      $ 12,160,545      $ 11,074,888
------------------------------------------------------------------------------------------------------------------------
---------------
See notes to consolidated financial statements.


Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                     Three Months Ended            Six Months Ended
                                                                          June 30                      June 30
-----------------------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands), except per-share data                   1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans .............................     $ 191,265      $ 155,928      $ 371,857      $ 302,715
    Interest on securities available for sale ..............        38,570         41,880         80,823         84,467
    Interest on securities held to maturity ................             -              -              -              -
    Interest on short-term investments .....................         3,397          3,640          6,759          7,427
-----------------------------------------------------------------------------------------------------------------------------
        Total interest income ..............................       233,232        201,448        459,439        394,609
-----------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...................................        84,655         78,443        167,401        153,555
    Interest on short-term borrowings ......................         7,879          6,110         16,685         10,733
    Interest on debt .......................................         9,856            226         18,429            974
-----------------------------------------------------------------------------------------------------------------------------
        Total interest expense .............................       102,390         84,779        202,515        165,262
-----------------------------------------------------------------------------------------------------------------------------
Net interest income ........................................       130,842        116,669        256,924        229,347
    Provision for possible loan losses .....................         5,500             43          9,000            182
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       125,342        116,626        247,924        229,165
-----------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits ............................        20,751         19,161         40,136         36,820
    Trust fees .............................................         4,411          3,972          8,295          7,608
    Other service, collection and exchange charges .........        15,130         11,207         28,511         21,083
    Other operating income .................................         5,370          4,061          8,707          7,190
    Securities gains (losses), net .........................            27            404            914            419
-----------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ...........................        45,689         38,805         86,563         73,120
-----------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits .........................        51,696         46,597        101,484         94,034
    Occupancy expense, net .................................         9,844          8,449         17,787         16,494
    Equipment expense ......................................         7,677          7,776         15,087         15,392
    Data processing expense ................................         6,379          6,219         13,168         11,456
    Foreclosed property expense, net .......................          (658)          (251)          (652)          (561)
    Amortization of intangibles ............................         4,118          3,535          7,998          7,193
    Other operating expense ................................        25,940         27,196         52,697         49,855
-----------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ..........................       104,996         99,521        207,569        193,863
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes .................................        66,035         55,910        126,918        108,422
Income tax expense .........................................        23,192         19,551         44,549         37,539
-----------------------------------------------------------------------------------------------------------------------------
Net income .................................................     $  42,843      $  36,359      $  82,369      $  70,883
-----------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ...............     $  41,118      $  34,634      $  78,919      $  67,433
-----------------------------------------------------------------------------------------------------------------------------
Net income per common share ................................     $    0.27      $    0.23      $    0.53      $    0.45
-----------------------------------------------------------------------------------------------------------------------------
Net income per common share - assuming dilution ............     $    0.27      $    0.23      $    0.52      $    0.45
-----------------------------------------------------------------------------------------------------------------------------
---------------
See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Unrealized
                                                                                        Gains (Losses)
                                                                                        on Securities
                                      Preferred      Common                    Retained   Available
                                          Stock       Stock     Surplus        Earnings    for Sale    Other           Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 .....   $ 100,000   $ 290,912    $ 397,959     $ 380,082   $  14,902   $ (17,387)   $  1,166,468
Net income ........................           -           -            -        82,369           -           -          82,369
Issuance of common stock:
   Stock Option Plan ..............           -         637        1,871             -           -           -           2,508
   Restricted stock awards ........           -         856        7,332             -           -           -           8,188
Cash dividends declared:
   Common ($.18 per share) ........           -           -            -       (26,755           -           -         (26,755)
   Preferred ($1.725 per share) ...           -           -            -        (3,450)          -           -          (3,450)
Purchase of common stock by ESOP ..           -           -            -             -           -      (8,630)         (8,630)
Change in unrealized gains (losses)
   on securities available for sale           -           -            -             -       3,215           -           3,215
Other .............................           -         309          318             -           -           -             627
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998 .........   $ 100,000   $ 292,714    $ 407,480     $ 432,246   $  18,117   $ (26,017)   $  1,224,540
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Unrealized
                                                                                        Gains (Losses)
                                                                                         on Securities
                                      Preferred    Common                     Retained    Available
                                        Stock       Stock       Surplus       Earnings     for Sale      Other         Total
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996 .....   $ 100,000   $ 289,375    $ 375,579     $ 293,221   $   7,976   $  (13,887)  $   1,052,264
Net income ........................           -           -            -        70,883           -            -          70,883
Issuance of common stock:
   Dividend Reinvestment Plan .....           -         260        1,503             -           -            -           1,763
   Stock Option Plan ..............           -         397        1,070             -           -            -           1,467
   Restricted stock awards ........           -           4           20             -           -            -              24
   Retirement Security Plan .......           -          44          265             -           -            -             309
   Director compensation ..........           -           -           32             -           -          225             257
   By pooled companies prior to merger        -           -       13,968             -           -            -          13,968
Cash dividends declared:
   Common ($.16 per share) ........           -           -            -       (20,346           -            -         (20,346)
   Preferred ($1.725 per share) ...           -           -            -        (3,450)          -            -          (3,450)
   By pooled companies prior to merger        -           -            -        (2,246)          -            -          (2,246)
Acquisition of treasury stock .....           -           -            -             -           -         (295)           (295)
Purchase of common stock by ESOP ..           -           -            -             -           -       (5,021)         (5,021)
Allocation of ESOP shares .........           -           -            -             -           -           64              64
Change in unrealized gains (losses)
   on securities available for sale           -           -            -             -      (4,007)           -          (4,007)
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997 .........   $ 100,000   $ 290,080    $ 392,437     $ 338,062   $   3,969   $  (18,914)  $   1,105,634
------------------------------------------------------------------------------------------------------------------------------------
----------------
See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Six Months Ended June 30
Unaudited ($ in thousands)                                                          1998            1997
---------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income ............................................................       $  82,369        $  70,883
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses .............................           9,000              182
         Amortization of intangibles and deferred charges ...............           7,766            6,954
         Depreciation and amortization ..................................          13,424           14,180
         Premium amortization, net of discount accretion ................           1,264            1,188
         Realized securities gains, net .................................            (914)            (419)
         Gain on sale of assets .........................................            (367)          (1,195)
         Provision for losses on foreclosed and other assets ............             207              412
         Decrease in deferred income tax asset ..........................             557              968
         Increase in interest receivable and other assets ...............         (20,967)         (10,320)
         Increase (decrease) in interest payable and other liabilities ..          19,044          (29,606)
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................         111,383           53,227
---------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................        (932,138)        (226,009)
  Proceeds from maturities of securities available for sale .............         601,256          278,301
  Proceeds from sales of securities available for sale ..................         428,269           21,099
  Net increase in loans .................................................      (1,127,900)        (629,828)
  Proceeds from sales of loans ..........................................         662,273          136,235
  Purchases of loans ....................................................        (384,081)         (74,737)
  Acquisitions, net of cash acquired of $64,095 .........................               -           56,563
  Purchases of premises, equipment and other assets .....................         (25,954)         (16,443)
  Proceeds from sales of foreclosed assets and excess bank-owned property           2,945            5,664
  Proceeds from sales of premises, equipment and other assets ...........             750              209
---------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................        (774,580)        (448,946)
---------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in domestic deposits .....................................          33,074          160,171
  Net increase in foreign time deposits .................................          60,930           13,071
  Net increase in short-term borrowings .................................          81,795          279,064
  Proceeds from issuance of debt ........................................         500,000                -
  Payments on debt ......................................................        (300,434)         (44,517)
  Proceeds from issuance of common stock ................................           2,508            3,820
  Purchase of common stock by ESOP ......................................          (8,630)          (5,021)
  Dividends paid ........................................................         (30,205)         (26,057)
  Acquisition of treasury stock .........................................               -             (295)
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities ........................         339,038          380,236
---------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................        (324,159)         (15,483)
Cash and cash equivalents at beginning of period ........................       1,020,341          836,898
---------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................       $ 696,182        $ 821,415
---------------------------------------------------------------------------------------------------------------------
--------------
See notes to consolidated financial statements.

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

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial condition or operating results of the Hibernia Corporation.

         Note 2 MERGER AGREEMENTS On July 1, 1998 Hibernia Corporation (the Company) consummated a merger with Peoples Holding Corporation (Peoples) accounted for as a pooling of interests, wherein the Company issued 3,562,367 shares of Class A Common Stock valued at $70,980,000, based on a per-share market value of $19.925. At June 30, 1998 Peoples had total assets of $232 million, loans of $81 million and deposits of $193 million.

         The Company is a party to definitive merger agreements with MarTex Bancshares, Inc. (MarTex) and First Guaranty Bank (First Guaranty), which are pending shareholder and regulatory approval. It is anticipated that these transactions will be accounted for as poolings of interests when consummated. The estimated transaction values of these mergers assuming a value of Class A Common Stock of $18.875, the closing price on July 31, 1998, are approximately $65,120,000 for MarTex and $75,900,000 for First Guaranty. At June 30, 1998 MarTex had total assets of $323 million, loans of $180 million and deposits of $294 million. At June 30, 1998 First Guaranty had total assets of $243 million, loans of $145 million and deposits of $214 million.

         Note 3 AUTHORIZED SHARES On June 30, 1998 the Company's Articles of Incorporation were amended to increase the number of authorized shares of Class A Common Stock from 200,000,000 to 300,000,000.

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

         The following tables summarize the option activity in the plans during the second quarter of 1998. During 1997 the 1987 Stock Option Plan was terminated; therefore, at June 30, 1998 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.

----------------------------------------------------------------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                        Incentive   Non-Qualified     Total     Exercise Price
----------------------------------------------------------------------------------------------------

1987 Stock Option Plan:
Outstanding, March 31, 1998 ......       141,803      1,235,776      1,377,579     $    7.10
Canceled .........................             -        (42,625)       (42,625)        16.45
Exercised ........................       (20,000)       (13,399)       (33,399)         5.16
----------------------------------------------------------------------------------------------------
Outstanding, June 30, 1998 .......       121,803      1,179,752      1,301,555     $    6.84
----------------------------------------------------------------------------------------------------
Exercisable, June 30, 1998 .......       121,803      1,179,752      1,301,555     $    6.84
Long-Term Incentive Plan:
Outstanding, March 31, 1998 ......        12,598      7,423,873      7,436,471     $   11.79
Granted ..........................             -         87,700         87,700         19.60
Canceled .........................             -        (78,680)       (78,680)        13.95
Exercised ........................             -       (168,485)      (168,485)         8.00
----------------------------------------------------------------------------------------------------
Outstanding, June 30, 1998 .......        12,598      7,264,408      7,277,006     $   11.95
----------------------------------------------------------------------------------------------------
Exercisable, June 30, 1998 .......        12,598      2,977,014      2,989,612     $    8.10
----------------------------------------------------------------------------------------------------
Available for grant, June 30, 1998                                     967,250
----------------------------------------------------------------------------------------------------

1993 Directors' Stock Option Plan:
Outstanding, March 31, 1998 ......             -        275,000        275,000     $    9.98
Granted ..........................             -         70,000         70,000         21.72
----------------------------------------------------------------------------------------------------
Outstanding, June 30, 1998 .......             -        345,000        345,000     $   12.36
----------------------------------------------------------------------------------------------------
Exercisable, June 30, 1998 .......             -        162,500        162,500     $    8.53
----------------------------------------------------------------------------------------------------
Available for grant, June 30, 1998                                     567,500
----------------------------------------------------------------------------------------------------

         In addition to the above option activity in the plans, 13,350 shares of restricted stock were awarded under the Long-Term Incentive Plan during the second quarter of 1998.

         During 1995, the Company  instituted an employee  stock  ownership plan
(ESOP) in which substantially all employees participate. The ESOP, with a guarantee of Hibernia Corporation, borrowed funds from Hibernia National Bank to purchase Hibernia Class A Common Stock. The ESOP acquired $30,000,000 of Hibernia Class A Common Stock in open-market purchases. As of June 30, 1998 the ESOP held 2,855,567 shares of Hibernia Class A Common Stock.

     Note 5 NET INCOME PER COMMON SHARE The following sets forth the computation of net income per common share and net income per common share assuming dilution.

------------------------------------------------------------------------------------------------------------------------
($ in thousands, except per-share data)                 Three Months Ended June 30             Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------
                                                               1998            1997            1998            1997
------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................    $     42,843    $     36,359    $     82,369    $     70,883
    Preferred stock dividends .....................           1,725           1,725           3,450           3,450
------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....          41,118          34,634          78,919          67,433
    Effect of dilutive securities .................               -               -               -               -
------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................    $     41,118    $     34,634    $     78,919    $     67,433
------------------------------------------------------------------------------------------------------------------------

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)     150,341,762     149,119,949     150,211,687     149,151,706
    Effect of dilutive securities:
        Stock options .............................       2,688,390       1,724,304       2,779,636       1,803,929
        Purchase warrants .........................         184,645         169,349         183,933         169,873
        Restricted stock awards ...................          14,100               -          14,100               -
------------------------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................     153,228,897     151,013,602     153,189,356     151,125,508
------------------------------------------------------------------------------------------------------------------------
Net income per common share .......................    $       0.27    $       0.23    $       0.53    $       0.45
------------------------------------------------------------------------------------------------------------------------
Net income per common share - assuming dilution ...    $       0.27    $       0.23    $       0.52    $       0.45
------------------------------------------------------------------------------------------------------------------------

         The weighted average shares outstanding exclude average common shares held by the ESOP which have not been committed to be released. These shares totaled 2,035,779 and 1,815,892 for the three months ended June 30, 1998 and 1997, respectively, and 1,925,231 and 1,703,284 for the six months ended June 30, 1998 and 1997, respectively. The common shares issued in all mergers accounted for as poolings of interests consummated in 1997 and 1998 are considered to be outstanding as of January 1, 1997, the beginning of the earliest period presented.

         Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended June 30, 1998 and 1997 there were 81,200 antidilutive options outstanding with exercise prices ranging from $21.56 to $21.72 per option, and 1,713,281 antidilutive options outstanding with exercise prices ranging from $13.44 to $18.80, respectively. During the six months ended June 30, 1998 and 1997 there were 103,700 antidilutive options outstanding with exercise prices ranging from $20.25 to $21.72 per option, and 198,131 antidilutive options outstanding with exercise prices ranging from $14.94 to $18.80, respectively.

         Note 6 COMPREHENSIVE INCOME As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, these unrealized gains or losses were reported separately only in shareholders' equity.

         Comprehensive income totaled $46,406,000 and $50,485,000 for the three months ended June 30, 1998 and 1997, respectively, and $85,584,000 and $66,876,000 for the six months ended June 30, 1998 and 1997, respectively.


CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                     Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                June 30        March 31        June 30      June 30        June 30
($ in thousands, except per-share data)                            1998            1998           1997         1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Interest income ...........................................     $  233,232    $  226,207    $  201,448    $  459,439    $  394,609
Interest expense ..........................................        102,390       100,125        84,779       202,515       165,262
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .......................................        130,842       126,082       116,669       256,924       229,347
Provision for possible loan losses ........................          5,500         3,500            43         9,000           182
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for possible loan losses ..............................        125,342       122,582       116,626       247,924       229,165
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income .....................................         45,662        39,987        38,401        85,649        72,701
   Securities gains (losses), net .........................             27           887           404           914           419
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income ........................................         45,689        40,874        38,805        86,563        73,120
Noninterest expense .......................................        104,996       102,573        99,521       207,569       193,863
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes .......................................         66,035        60,883        55,910       126,918       108,422
Income tax expense ........................................         23,192        21,357        19,551        44,549        37,539
------------------------------------------------------------------------------------------------------------------------------------
Net income ................................................     $   42,843    $   39,526    $   36,359    $   82,369    $   70,883
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ..............     $   41,118    $   37,801    $   34,634    $   78,919    $   67,433
------------------------------------------------------------------------------------------------------------------------------------
Per common share information:
   Net income .............................................     $     0.27    $     0.25    $     0.23    $     0.53    $     0.45
   Net income - assuming dilution .........................     $     0.27    $     0.25    $     0.23    $     0.52    $     0.45
   Cash dividends declared ................................     $     0.09    $     0.09    $     0.08    $     0.18    $     0.16
Average shares outstanding (000s) .........................        150,342       150,080       149,120       150,212       149,152
Average shares outstanding - assuming dilution (000s) .....        153,229       152,913       151,014       153,189       151,126
Dividend payout ratio .....................................          33.33%        36.00%        34.78%        33.96%        35.56%
------------------------------------------------------------------------------------------------------------------------------------
Selected quarter-end balances (in millions)
Loans .....................................................     $  9,046.0    $  8,637.0    $  7,281.8
Deposits ..................................................        9,715.6       9,778.7       9,190.0
Debt ......................................................          706.1         706.3          12.7
Equity ....................................................        1,224.5       1,200.2       1,105.6
Total assets ..............................................       12,604.7      12,307.4      11,074.9
------------------------------------------------------------------------------------------------------------------------------------
Selected average balances (in millions)
Loans .....................................................     $  8,835.2    $  8,447.1    $  7,040.8    $  8,642.3    $  6,882.6
Deposits ..................................................        9,694.4       9,573.2       8,947.6       9,634.1       8,874.1
Debt ......................................................          706.2         629.7          12.9         668.2          31.4
Equity ....................................................        1,212.2       1,186.5       1,073.2       1,199.4       1,067.5
Total assets ..............................................       12,395.4      12,264.1      10,673.5      12,330.1       0,575.7
------------------------------------------------------------------------------------------------------------------------------------
Selected ratios
Net interest margin (taxable-equivalent) ..................           4.63%         4.60%         4.85%         4.62%         4.83%
Return on assets ..........................................           1.38%         1.29%         1.36%         1.34%         1.34%
Return on common equity ...................................          14.79%        13.92%        14.24%        14.36%        13.94%
Return on total equity ....................................          14.14%        13.33%        13.55%        13.73%        13.28%
Efficiency ratio ..........................................          58.59%        60.77%        63.13%        59.65%        63.14%
Average equity/average assets .............................           9.78%         9.67%        10.05%         9.73%        10.09%
Tier 1 risk-based capital ratio ...........................          10.88%        11.11%        12.05%
Total risk-based capital ratio ............................          12.13%        12.36%        13.30%
Leverage ratio ............................................           8.62%         8.52%         8.93%
------------------------------------------------------------------------------------------------------------------------------------
Tax-effected net income and ratios excluding goodwill
  and core deposit intangible amortization and balances (2)
Net income applicable to common shareholders ..............     $   43,754    $   40,461    $   37,479    $   84,216    $   73,213
Net income per common share ...............................     $     0.29    $     0.27    $     0.25    $     0.56    $     0.49
Net income per common share - assuming dilution ...........     $     0.29    $     0.26    $     0.25    $     0.55    $     0.48
Return on assets ..........................................           1.49%         1.39%         1.49%         1.44%         1.47%
Return on common equity ...................................          18.18%        17.31%        18.11%        17.75%        17.84%
Efficiency ratio ..........................................          56.92%        58.97%        61.05%        57.92%        60.96%
------------------------------------------------------------------------------------------------------------------------------------
----------------
(1) All financial  information  has been  restated for mergers  accounted for as poolings  of  interests.  The effects of mergers  accounted  for as purchase transactions have been included from the date of consummation. Prior periods have been conformed to current-period presentation.

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


SECOND-QUARTER 1998 HIGHLIGHTS


     Hibernia   Corporation's   second-quarter  1998  results  showed  continued
improvement in earnings over the second quarter of 1997 and strong growth in loans, deposits and noninterest income.

     o Net income for the second quarter of 1998 totaled $42.8 million ($.27 per common share), up 18% compared to $36.4 million ($.23 per common share) for the second quarter of 1997. Tangible income per common share was $.29 in the second quarter of 1998 compared to $.25 in the second quarter of 1997. Net income for the first six months of 1998 totaled $82.4 million ($.53 per common share), up 16% compared to $70.9 million ($.45 per common share) for the first six months of 1997. Tangible income per common share was $.56 for the first six months of 1998 compared to $.49 for the first six months of 1997.

     o Pre-tax, pre-provision earnings were $71.5 million, a 28% increase from the second quarter 1997 level of $56.0 million. The second quarter of 1998 included a provision for possible loan losses totaling $5.5 million.

     o Tangible returns on assets (ROA) and common equity (ROCE) were 1.49% and 18.18%, respectively, for the second quarter of 1998 compared to 1.49% and 18.11% for the same period a year ago. For the first six months of 1998, tangible ROA and ROCE were 1.44% and 17.75%, respectively, compared to 1.47% and 17.84%, respectively for the same period a year ago.

     o Second-quarter 1998 earnings improved compared to the same period last year because of a $14.2 million (12%) increase in net interest income (resulting from higher average earning assets) and a $7.3 million (19%) improvement in noninterest income (excluding securities transactions). These increases were partially offset by increases in noninterest expense and income tax expense, which were up $5.5 million (6%) and $3.6 million (19%), respectively.

     o Net income for the first six months of 1998 improved over the first six months of 1997 due to a $27.6 million (12%) increase in net interest income and a $12.9 million (18%) improvement in noninterest income (excluding securities transactions). These increases were partially offset by a $13.7 million (7%) increase in noninterest expense and a $7.0 (19%) increase in income taxes.

     o Total loans grew $1.8 billion (24%) from June 30, 1997 to $9.0 billion at June 30, 1998. Commercial loans grew $899.9 million (34%) to $3.5 billion, small business loans increased $168.3 million (10%) to $1.8 billion and consumer loans increased $696.0 million (23%) to $3.7 billion.

     o Asset quality remained strong with nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property of .40% at June 30, 1998, down slightly from .42% at June 30, 1997. The reserve coverage of nonperforming loans was 390% at June 30, 1998.

     o Deposits increased $525.6 million (6%) to $9.7 billion at June 30, 1998 compared to June 30, 1997.

     o In July 1998, Hibernia's Board of Directors declared a quarterly cash dividend of $.09 per common share, a 13% increase from the $.08 quarterly dividend declared in July 1997.




MERGER ACTIVITY


     In the first quarter of 1998, the Company completed mergers with Northwest Bancshares of Louisiana, Inc., parent company of the $101 million asset First National Bank in Mansfield; ArgentBank with total assets of $770 million; and Firstshares of Texas, Inc., parent company of the $288 million asset First National Bank (Marshall). All three mergers were accounted for as poolings of interests. During 1997, Hibernia completed two mergers with East Texas financial institutions which were accounted for as poolings of interests. All prior-year information has been restated to reflect the effect of the mergers.

     Measures of financial performance subsequent to purchase transactions are more relevant when comparing "tangible" results (i.e., before amortization of goodwill and core deposit intangibles), because they are more indicative of cash flows, and thus the Company's ability to support growth and pay dividends. The tangible measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on page 11.

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchase transactions are referred to as the "purchased companies."

     On July 1, 1998, the Company consummated a merger with Peoples Holding Corporation, parent of the $232 million asset Peoples Bank & Trust Company (Peoples), accounted for as a pooling of interests. Mergers are pending with two financial institutions: First Guaranty Bank (First Guaranty), with total assets of $243 million and MarTex Bancshares, Inc. (MarTex), parent company of the $322 million asset First Service Bank. The mergers with First Guaranty and MarTex are pending regulatory and shareholder approval. It is anticipated that these transactions will be accounted for as poolings of interests when consummated. After these mergers Hibernia would have approximately $13.4 billion in assets and 251 banking locations in 34 Louisiana parishes and 12 Texas counties.


FINANCIAL CONDITION:

EARNING ASSETS


     Earning assets averaged $11.5 billion in the second quarter of 1998, a $1.7 billion (17%) increase from the second-quarter 1997 average of $9.9 billion. The growth in average earning assets was due to strong and diversified loan growth, as a result of offering quality service and innovative lending products in existing markets as well as in the markets of merger partners. Hibernia has funded the loan growth through increases in deposits and borrowed funds.

     Loans. Average loans for the second quarter of 1998 of $8.8 billion were up $388.1 million (5%) from the first quarter of 1998 and up $1.8 billion (25%) compared to the second quarter of 1997. For the first six months of 1998 average loans increased $1.8 billion (26%) compared to the first six months of 1997.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at June 30, 1998, March 31, 1998 and June 30, 1997. Total loans increased $409.0 million (5%) during the second quarter of 1998 compared to March 31, 1998, as commercial loans increased $208.6 million (6%), small business loans increased $116.8 million (7%) and consumer loans increased $83.6 million (2%). Compared to June 30, 1997, loans increased $1.8 billion (24%). Commercial loans were up $899.9 million (34%), small business loans grew $168.3 million (10%) and consumer loans increased $696.0 million (23%). Commercial and small business growth was spread across most categories. The decrease in the commercial and industrial segment of the small business portfolio from June 30, 1997 to both March 31, 1998 and June 30, 1998 resulted primarily from the reclassification of merger bank loans to their appropriate category after converting to Hibernia's loan system. In consumer lending, growth was concentrated in residential mortgage loans and revolving credit loans.

--------------------------------------------------------------------------------------------------------------
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------------------------------------
                                          June 30, 1998     March 31, 1998       June 30, 1997
--------------------------------------------------------------------------------------------------------------
($ in millions)                         Loans   Percent    Loans    Percent    Loans      Percent
--------------------------------------------------------------------------------------------------------------
Commercial:
   Commercial and industrial .....  $  1,217.8   13.5%  $  1,224.8    14.2% $    934.2     12.8%
   Services industry .............       848.9    9.4        722.2     8.4       524.3      7.2
   Real estate ...................       470.8    5.2        487.0     5.6       462.6      6.3
   Health care ...................       284.6    3.1        275.9     3.2       230.2      3.2
   Transportation,  communications
      and utilities ..............       246.3    2.7        239.8     2.8       191.0      2.6
   Energy ........................       406.1    4.5        298.7     3.4       223.4      3.1
   Other .........................        50.6    0.6         68.1     0.8        59.5      0.8
--------------------------------------------------------------------------------------------------------------
      Total commercial ...........     3,525.1   39.0      3,316.5    38.4     2,625.2     36.0
--------------------------------------------------------------------------------------------------------------
Small Business:
   Commercial and industrial .....       673.6    7.5        663.0     7.7       959.5     13.2
   Services industry .............       385.1    4.3        347.4     4.0       250.3      3.4
   Real estate ...................       246.3    2.7        234.3     2.7       143.0      2.0
   Health care ...................        98.7    1.1         83.7     0.9        55.5      0.8
   Transportation,  communications
      and utilities ..............        67.2    0.7         58.1     0.7        29.9      0.4
   Energy ........................        39.2    0.4         42.4     0.5        13.3      0.2
   Other .........................       318.3    3.5        282.7     3.3       208.6      2.8
--------------------------------------------------------------------------------------------------------------
      Total small business .......     1,828.4   20.2      1,711.6    19.8     1,660.1     22.8
--------------------------------------------------------------------------------------------------------------
Consumer:
   Residential mortgages:
      First mortgages ............     1,869.8   20.6      1,857.7    21.5     1,372.7     18.9
      Junior liens ...............       152.8    1.7        133.8     1.6       118.3      1.6
   Indirect ......................       777.7    8.6        748.3     8.7       755.2     10.4
   Revolving credit ..............       314.8    3.5        296.0     3.4       232.1      3.2
   Other .........................       577.4    6.4        573.1     6.6       518.2      7.1
--------------------------------------------------------------------------------------------------------------
      Total consumer .............     3,692.5   40.8      3,608.9    41.8     2,996.5     41.2
--------------------------------------------------------------------------------------------------------------
Total loans ......................  $  9,046.0  100.0%  $  8,637.0   100.0% $  7,281.8    100.0%
--------------------------------------------------------------------------------------------------------------

     Securities. Average securities decreased $63.7 million (3%) in the second quarter of 1998 compared to the second quarter of 1997, and were down $50.5 million (2%) for the first six months of 1998 compared to the same period in 1997. The decreases were the result of the reinvestment of maturing securities into higher-yielding loans. Securities primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used to collateralize repurchase agreements and public fund deposits.

     Short-Term Investments. Average short-term investments (primarily federal funds sold and repurchase agreements) for the three months ended June 30, 1998, totaled $228.3 million, down $36.6 million (14%) compared to an average of $264.9 million in the second quarter of 1997. For the first six months of 1998 compared to the same period in 1997, short-term investments decreased $44.9 million (16%) to $232.0 million.


ASSET QUALITY


     Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled $36.5 million at June 30, 1998. Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property were .40% at June 30, 1998, a slight improvement from .42% at June 30, 1997 and virtually unchanged from .39% at March 31, 1998.

     Nonperforming loans, which totaled $31.2 million at June 30, 1998, increased $7.7 million (33%) from a year ago, and $2.7 million (10%) from the prior quarter end. Foreclosed assets totaled $2.9 million at June 30, 1998, down $1.7 million (37%) from a year earlier, and up $0.2 million (8%) from March 31, 1998. Excess bank-owned property at June 30, 1998 was down $0.5 million (16%) from June 30, 1997, and down $0.4 million (13%) from March 31, 1998. Table 2 presents a summary of nonperforming assets at the end of the last five quarters.


----------------------------------------------------------------------------------------------------------
TABLE 2  -  NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------
                                            June 30   March 31   Dec. 31    Sept. 30    June 30
($ in thousands)                              1998      1998       1997        1997       1997
----------------------------------------------------------------------------------------------------------
Nonaccrual loans ........................  $ 31,160   $ 28,443   $ 22,420   $ 24,429   $ 23,457
Restructured loans ......................         -          -          -          -          -
----------------------------------------------------------------------------------------------------------
    Total nonperforming loans ...........    31,160     28,443     22,420     24,429     23,457
----------------------------------------------------------------------------------------------------------
Foreclosed assets .......................     2,908      2,701      2,510      4,809      4,640
Excess bank-owned property ..............     2,388      2,760      2,360      2,218      2,841
----------------------------------------------------------------------------------------------------------
    Total nonperforming assets ..........  $ 36,456   $ 33,904   $ 27,290   $ 31,456   $ 30,938
----------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ........  $121,447   $119,558   $122,401   $127,158   $134,500
Nonperforming loans as a percentage
    of total loans ......................      0.34%      0.33%      0.27%      0.32%      0.32%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank-owned property ......      0.40%      0.39%      0.33%      0.41%      0.42%
Reserve for possible loan losses as a
    percentage of nonperforming loans ...    389.75%    420.34%    545.95%    520.52%    573.39%
----------------------------------------------------------------------------------------------------------


     At June 30, 1998 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $28.0 million. The related portion of the reserve for possible loan losses was $4.3 million. The comparable amounts at June 30, 1997 were $17.0 million and $3.0 million, respectively. These loans are included in nonaccrual loans in Table 2.

     Table 3 shows loan delinquencies for the last five quarters. Both the amount and percentage of loan delinquencies to total loans declined at June 30, 1998 compared to June 30, 1997 and increased slightly compared to March 31, 1998. The amount of total delinquencies decreased $7.1 million (13%) from June 30, 1997 and increased $5.6 million (14%) from March 31, 1998. Delinquencies as a percentage of total loans at June 30, 1998 were .52%, down from .74% a year ago and up slightly from .48% at March 31, 1998.

     Accruing loans past due 90 days or more were $6.8 million at June 30, 1998 compared to $3.6 million at June 30, 1997 and $6.6 million at March 31, 1998. Commercial loan delinquencies were .12% of total commercial loans at June 30, 1998 compared to .19% at June 30, 1997 and .07% at March 31, 1998. Small
business  loan  delinquencies  decreased to .74% at June 30, 1998,  from .83% at
June  30,  1997  and  were  unchanged   from  March  31,  1998.   Consumer  loan
delinquencies  decreased to .79% from 1.17% at June 30, 1997 and increased  from
 .73% at March 31, 1998. The improvement in consumer delinquencies from 1997 is primarily due to a change in the reporting methodology from number of days to payment cycle dates for mortgage loans, a methodology utilized in the banking industry.

--------------------------------------------------------------------------------------------------------------
TABLE 3  -  LOAN DELINQUENCIES (1)
--------------------------------------------------------------------------------------------------------------
                                                      June 30   March 31  Dec. 31  Sept. 30  June 30
($ in millions)                                         1998      1998     1997      1997     1997
--------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ................................    $ 40.0    $ 34.6    $ 60.8    $ 51.3    $ 50.3
    90 days or more ..............................       6.8       6.6       5.6       5.7       3.6
--------------------------------------------------------------------------------------------------------------
        Total delinquencies ......................    $ 46.8    $ 41.2    $ 66.4    $ 57.0    $ 53.9
--------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ...................................      0.12%     0.07%     0.18%     0.13%     0.19%
    Small business ...............................      0.74      0.74      0.84      0.88      0.83
    Consumer .....................................      0.79      0.73      1.38      1.20      1.17
    Total loans ..................................      0.52      0.48      0.81      0.74      0.74
--------------------------------------------------------------------------------------------------------------
----------------
(1)  Accruing  loans past due as to  principal  and/or  interest 30 days or more


     Table 4 presents a summary of changes in nonperforming loans for the three-month and six-month periods ended June 30, 1998 and 1997. Loans totaling $13.0 million were added to nonperforming loans during the second quarter of 1998. Payments and sales resulted in a $8.2 million reduction in nonperforming loans while $1.1 million of loans returned to performing status. Charge-offs further reduced nonperforming loans in the second quarter of 1998 by $1.0 million. In the event nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for possible loan losses in Table 5 and not as a component of nonperforming loan activity.

     In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $44.1 million at June 30, 1998.


--------------------------------------------------------------------------------
TABLE 4  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
--------------------------------------------------------------------------------
                                   Three Months              Six Months
                                   Ended June 30            Ended June 30
--------------------------------------------------------------------------------
($ in thousands)                  1998        1997        1998        1997
--------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period .   $ 28,443    $ 17,765    $ 22,420    $ 16,742
Additions ..................     13,041      12,435      22,862      31,583
Charge-offs, gross .........       (993)     (2,486)     (1,774)     (5,491)
Returns to performing status     (1,136)       (150)     (2,162)     (1,041)
Payments and sales .........     (8,195)     (4,107)    (10,186)    (18,336)
--------------------------------------------------------------------------------
Nonperforming loans
    at end of period .......   $ 31,160    $ 23,457    $ 31,160    $ 23,457
--------------------------------------------------------------------------------


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES


     The provision for possible loan losses is a charge to earnings in order to maintain the reserve for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. As a result of loan growth, the anticipated future collectibility of loans and the amounts and timing of future cash flows expected to be received on impaired loans, the Company recorded a $5.5 million provision for possible loan losses in the second quarter of 1998 and a $3.5 million provision in the first quarter of 1998. Although nominal provisions had been recorded by the merged companies, the provision in the first quarter of 1998 represented the first time a quarterly provision expense had been recorded by the Company since the third quarter of 1993. Table 5 presents an analysis of the activity in the reserve for possible loan losses for the second quarter and first six months of 1998 and 1997.


----------------------------------------------------------------------------------------------------
TABLE 5  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
----------------------------------------------------------------------------------------------------
                                             Three Months                 Six Months
                                             Ended June 30               Ended June 30
----------------------------------------------------------------------------------------------------
($ in thousands)                           1998          1997          1998         1997
----------------------------------------------------------------------------------------------------
Balance at beginning of period .....   $ 119,558     $ 133,781     $ 122,401     $ 141,541
Loans charged off ..................      (8,864)       (9,037)      (19,190)      (22,831)
Recoveries .........................       5,253         9,235         9,236        15,130
----------------------------------------------------------------------------------------------------
Net loans charged off ..............      (3,611)          198        (9,954)       (7,701)
Provision for possible loan losses .       5,500            43         9,000           182
Additions due to purchased companies           -           478             -           478
----------------------------------------------------------------------------------------------------
Balance at end of period ...........   $ 121,447     $ 134,500     $ 121,447     $ 134,500
----------------------------------------------------------------------------------------------------
Reserve for possible loan losses
    as a percentage of loans .......        1.34%         1.85%         1.34%         1.85%
Annualized net charge-offs as a
    percentage of average loans ....        0.16%        (0.01%         0.23%         0.22%
----------------------------------------------------------------------------------------------------


     Net charge-offs totaled $3.6 million in the second quarter of 1998, compared to net recoveries of $0.2 million in the second quarter of 1997. The second quarter of 1997 included the collection of a large commercial loan that had previously been charged-off and the sale of a group of charged-off consumer loans in bankruptcy. For the first six months of 1998, net charge-offs totaled $10.0 million compared to $7.7 million for the same period in 1997. As a percentage of average loans, annualized net charge-offs were .16% and .23% for the second quarter and the first six months of 1998, respectively.

     The reserve for possible loan losses totaled $121.4 million, or 1.34% of total loans, at June 30, 1998, compared to $134.5 million, or 1.85%, a year earlier. The reserve for possible loan losses as a percentage of loans has been declining since the end of 1993 as a result of net charge-offs and loan growth. The reserve for possible loan losses as a percentage of nonperforming loans was 390% at June 30, 1998, compared to 573% at June 30, 1997 and 420% at March 31, 1998. The present level of reserve for possible loan losses is considered to be adequate to absorb future potential loan losses inherent in the existing portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends.


FUNDING SOURCES:

DEPOSITS

     Average deposits totaled $9.7 billion in the second quarter of 1998, a $746.8 million (8%) increase from the second quarter of 1997. For the first six months of 1998 compared to the same period in 1997, average deposits increased $760.0 million (9%) to $9.6 billion. This growth resulted from Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the promotion of products such as the Tower Super SavingsSM account (which offers liquidity and a rate indexed to the 90-day Treasury bill auction discount rate). Table 6 presents the composition of average deposits for the second and first quarters of 1998 and the second quarter of 1997.

--------------------------------------------------------------------------------------------------------------
TABLE 6  -  DEPOSIT COMPOSITION
--------------------------------------------------------------------------------------------------------------
                                     Second Quarter 1998   First Quarter 1998    Second Quarter 1997
--------------------------------------------------------------------------------------------------------------
                                     Average       % of    Average      % of     Average        % of
($ in millions)                      Balances    Deposits  Balances   Deposits   Balances     Deposits
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing ...........     $  1,766.4     18.2%  $  1,724.0     18.0%  $  1,566.4      17.5%
NOW accounts ..................          288.1      3.0        366.9      3.8        471.0       5.3
Money market deposit accounts .        1,933.5     19.9      1,903.7     19.9      1,700.5      19.0
Savings accounts ..............        1,076.3     11.1        964.2     10.1        756.9       8.4
Other consumer time deposits ..        2,870.1     29.6      2,866.5     29.9      2,851.7      31.9
--------------------------------------------------------------------------------------------------------------
    Total core deposits .......        7,934.4     81.8      7,825.3     81.7      7,346.5      82.1
--------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more        1,007.6     10.4      1,019.5     10.7      1,046.6      11.7
Certificates of deposit of
    $100,000 or more ..........          541.4      5.6        567.4      5.9        473.4       5.3
Foreign time deposits .........          211.0      2.2        161.0      1.7         81.1       0.9
--------------------------------------------------------------------------------------------------------------
    Total deposits ............     $  9,694.4    100.0%  $  9,573.2    100.0%  $  8,947.6     100.0%
--------------------------------------------------------------------------------------------------------------


     Average core deposits totaled $7.9 billion in the second quarter of 1998, a $587.9 million (8%) increase from the second quarter of 1997. Average noninterest-bearing deposits grew $200.0 million and savings deposits increased $319.4 million in the second quarter of 1998 compared to the second quarter of 1997. NOW account average balances were down $182.9 million and money market deposit accounts were up $233.0 million in the second quarter of 1998 compared to the second quarter of 1997 due to the enhanced Reserve Money Manager account designed to create a more efficient sweep process.

     Average noncore deposits were up $158.9 million (10%) from the second quarter of 1997 to $1.8 billion or 18% of total deposits. Large denomination certificates of deposit increased $29.0 million (2%) compared to the second quarter of 1997. Foreign time deposits increased $129.9 million (160%) due to successful efforts to market a treasury management product which moves commercial customer funds into higher-yielding Eurodollar deposits.


BORROWINGS

     Average borrowings -- which include federal funds purchased, securities sold under agreements to repurchase (repurchase agreements) and debt -increased $829.9 million (167%) to $1.3 billion for the second quarter of 1998 compared to the second quarter of 1997. For the first six months of 1998 compared to the same period in 1997 average borrowings increased $852.5 million (182%) to $1.3 billion.

     Average debt for the second quarter of 1998 totaled $706.2 million, up from $12.9 million in the second quarter of 1997. At June 30, 1998 the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas
(FHLB), totaled $706.1 million. Debt increased $693.4 million from June 30, 1997 as Hibernia locked in attractive fixed rates to fund its growing loan portfolio. In June 1998 the FHLB exercised its right to call $300 million of advances. Replacement funding consisted of FHLB advances for $100 million and $200 million. The terms of these advances stipulate that payment may be demanded at quarterly intervals beginning in December 1998 for the $100 million advance and June 2003 for the $200 million advance. The Company's reliance on borrowings, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate risk.


INTEREST RATE SENSITIVITY

     The primary objective of asset/liability management is controlling interest rate risk. On a continuing basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports. Using these tools, management attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules and enter into derivative contracts as a means of minimizing interest rate risk.

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $20.0 million at June 30, 1998, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies. At June 30, 1998 the Company was party to an interest rate swap contract with a notional amount of $125.0 million. This swap, which matured on July 1, 1998, was entered into during the second quarter of 1998 as a hedge against a deposit relationship of the same maturity.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $284.3 million at June 30, 1998. In addition to these customer-related financial instruments, the Company has entered into contracts for its own account related to its mortgage origination activity which total $237.4 million. As of June 30, 1998 Hibernia's credit exposure related to derivative financial instruments held for trading totaled $1.2 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the second quarter of 1998 totaled $133.5 million, a $14.3 million increase from the same period in 1997 and up $4.7 million from the first quarter of 1998. Taxable-equivalent net interest income for the first six months of 1998 totaled $262.3 million, a $28.0 million increase over the first six months of 1997.

     Factors contributing to the increase in net interest income for the second quarter and first six months of 1998 over the comparable periods in 1997 include: overall growth in earning assets and the positive effect of the change in the mix of earning assets from securities to loans as can be seen in Table 7. These factors were partially offset by lower yields on loans and securities and rising funding costs.


------------------------------------------------------------------------------------------
TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
------------------------------------------------------------------------------------------
                                            1998                  1997
------------------------------------------------------------------------------------------
                                      Second   First    Fourth   Third      Second
(Percentage of average balances)      Quarter  Quarter  Quarter  Quarter   Quarter
------------------------------------------------------------------------------------------
Commercial loans ................      30.0%   28.6%    27.0%     26.4%     26.1%
Small business loans ............      15.2    15.8     16.3      16.6      15.8
Consumer loans ..................      31.3    30.5     29.8      30.0      29.5
------------------------------------------------------------------------------------------
    Total loans .................      76.5    74.9     73.1      73.0      71.4
------------------------------------------------------------------------------------------
Securities available for sale ...      21.5    23.0     24.1      24.3      25.9
Short-term investments ..........       2.0     2.1      2.8       2.7       2.7
------------------------------------------------------------------------------------------
    Total interest-earning assets     100.0%  100.0%   100.0%    100.0%    100.0%
------------------------------------------------------------------------------------------


     Table 8 details the net interest margin for the most recent five quarters.


----------------------------------------------------------------------------------------------------
TABLE 8  -  NET INTEREST MARGIN   (taxable-equivalent)
----------------------------------------------------------------------------------------------------
                                                1998                    1997
----------------------------------------------------------------------------------------------------
                                          Second    First     Fourth    Third     Second
                                          Quarter   Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------------------------------------------
Yield on earning assets ............       8.19%    8.21%     8.10%     8.29%     8.30%
Rate on interest-bearing liabilities       4.44     4.43      4.41      4.36      4.32
----------------------------------------------------------------------------------------------------
    Net interest spread ............       3.75     3.78      3.69      3.93      3.98
Contribution of
    noninterest-bearing funds ......       0.88     0.82      0.88      0.86      0.87
----------------------------------------------------------------------------------------------------
    Net interest margin ............       4.63%    4.60%     4.57%     4.79%     4.85%
----------------------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......      19.87%   18.71%    20.03%    19.77%    20.06%
----------------------------------------------------------------------------------------------------


     The net interest margin was 4.63% for the second quarter of 1998, down 22 basis points from the second quarter of 1997, and up three basis points from the first quarter of 1998. The positive effects of the change in the mix of earning assets was partially offset by the shift in the mix of funding sources toward market rate funds, and when compared to the second quarter of 1997, the negative impact of declining loan yields. In the second quarter of 1998, 56.5% of Hibernia's earning assets were supported by market-rate funds compared to 52.8% in the same period in 1997. The attractive introductory rates offered on Hibernia's Equity PrimeLine(R) loan product and Tower Super SavingsSM account during 1997 illustrate the pricing strategies necessary to successfully promote products in the current competitive environment.

     In addition, the net interest margin was negatively impacted (approximately four basis points) in the second quarter of 1998 and (approximately three basis points) in the first six months of 1998 by the funding cost of a transaction designed to utilize capital losses. The income associated with this transaction will be recorded as a securities gain in noninterest income rather than in net interest income.

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 1998 and the first quarter of 1998 and between the second quarter of 1998 and the second quarter of 1997.


------------------------------------------------------------------------------------------------------------------------
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
------------------------------------------------------------------------------------------------------------------------
                                                          Second Quarter 1998 Compared to:
------------------------------------------------------------------------------------------------------------------------
                                               First Quarter 1998                  Second Quarter 1997
------------------------------------------------------------------------------------------------------------------------
                                                        Increase (Decrease) Due to Change In:
------------------------------------------------------------------------------------------------------------------------
($ in thousands)                         Volume       Rate        Total      Volume       Rate       Total
------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............   $  5,001    $  1,592    $  6,593    $ 19,118    $ (1,196)   $ 17,922
     Small business loans ..........       (742)        108        (634)      4,680         (30)      4,650
     Consumer loans ................      3,912         809       4,721      15,020      (2,151)     12,869
------------------------------------------------------------------------------------------------------------------------
         Loans .....................      8,171       2,509      10,680      38,818      (3,377)     35,441
------------------------------------------------------------------------------------------------------------------------
     Securities available for sale .     (1,827)     (1,886)     (3,713)     (1,069)     (2,220)     (3,289)
     Short-term investments ........       (108)        143          35        (528)        285        (243)
------------------------------------------------------------------------------------------------------------------------
           Total ...................      6,236         766       7,002      37,221      (5,312)     31,909
------------------------------------------------------------------------------------------------------------------------
Interest paid on:
     NOW accounts ..................       (696)        573        (123)     (1,506)      1,082        (424)
     Money market
         deposit accounts ..........        187         231         418       1,480         (97)      1,383
     Savings accounts ..............        905         155       1,060       2,548         548       3,096
     Other consumer time deposits ..         47          (6)         41         240         (32)        208
     Public fund certificates of
         deposit of $100,000 or more       (160)         13        (147)       (529)       (285)       (814)
     Certificates of deposit
         of $100,000 or more .......       (338)        339           1         902         180       1,082
     Foreign deposits ..............        654           6         660       1,700         (19)      1,681
     Federal funds purchased .......     (1,102)        (36)     (1,138)      1,251          31       1,282
     Repurchase agreements .........        157          53         210         538         (51)        487
     Debt ..........................      1,063         220       1,283       9,685         (55)      9,630
------------------------------------------------------------------------------------------------------------------------
           Total ...................        717       1,548       2,265      16,309       1,302      17,611
------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
     net interest income ...........   $  5,519    $   (782)   $  4,737    $ 20,912    $ (6,614)   $ 14,298
------------------------------------------------------------------------------------------------------------------------
---------------
(1)   Change due to mix (both volume and rate) has been  allocated to volume and rate changes in  proportion  to the  relationship  of the absolute  dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 22 and 23 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended June 30, 1998, March 31, 1998 and June 30, 1997, and for the first six months of 1998 and 1997.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
------------------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                      Second Quarter 1998                 First Quarter 1998
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                             Average                             Average
interest $ in thousands)                                     Balance    Interest        Rate     Balance   Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................       $  3,460.0    $ 74,512        8.64%  $ 3,226.5   $ 67,919     8.54%
    Small business loans ..........................          1,752.9      41,486        9.49     1,784.3     42,120     9.57
    Consumer loans ................................          3,622.3      76,323        8.45     3,436.3     71,602     8.42
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................          8,835.2     192,321        8.73     8,447.1    181,641     8.71
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................          2,484.7      40,215        6.48     2,595.0     43,928     6.79
    Short-term investments ........................            228.3       3,397        5.97       235.8      3,362     5.78
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............         11,548.2    $235,933        8.19%   11,277.9   $228,931     8.21%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................           (119.6)                             (121.1)
Noninterest-earning assets:
    Cash and due from banks .......................            423.1                               452.9
    Other assets ..................................            543.7                               654.4
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........            966.8                             1,107.3
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................       $ 12,395.4                           $12,264.1
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................       $    288.1    $  2,804        3.90%  $   366.9   $  2,927     3.24%
        Money market deposit accounts .............          1,933.5      12,277        2.55     1,903.7     11,859     2.53
        Savings accounts ..........................          1,076.3       8,715        3.25       964.2      7,655     3.22
        Other consumer time deposits ..............          2,870.1      37,303        5.21     2,866.5     37,262     5.27
        Public fund certificates of deposit
            of $100,000 or more ...................          1,007.6      13,580        5.41     1,019.5     13,727     5.46
        Certificates of deposit of $100,000 or more            541.4       7,215        5.35       567.4      7,214     5.16
        Foreign time deposits .....................            211.0       2,761        5.25       161.0      2,101     5.29
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......          7,928.0      84,655        4.28     7,849.2     82,745     4.28
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................            237.2       3,207        5.42       318.7      4,345     5.53
        Repurchase agreements .....................            382.6       4,672        4.90       369.7      4,462     4.89
    Debt ..........................................            706.2       9,856        5.60       629.7      8,573     5.52
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........          9,254.0    $102,390        4.44%    9,167.3   $100,125     4.43%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................          1,766.4                             1,724.0
    Other liabilities .............................            162.8                               186.3
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....          1,929.2                             1,910.3
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................          1,212.2                             1,186.5
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity        $ 12,395.4                           $12,264.1
------------------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread ..............................                                     3.75%                           3.78%
Cost of funds supporting interest-earning assets ..                                     3.56%                           3.61%
Net interest income/margin ........................                     $133,543        4.63%              $128,806     4.60%
------------------------------------------------------------------------------------------------------------------------------------
----------------
(1)  Based on the  statutory  income  tax rate of 35%.  (2)  Yield  computations include nonaccrual loans in loans outstanding.


------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES  (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries                                                                 Six Months Ended
Taxable-equivalent basis (1)                                        Second Quarter 1997                 June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                            Average                             Average
interest $ in thousands)                                    Balance     Interest        Rate    Balance    Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................       $  2,573.3    $ 56,590        8.82%  $ 3,341.0   $142,363     8.59%
    Small business loans ..........................          1,555.2      36,836        9.50     1,768.5     83,607     9.53
    Consumer loans ................................          2,912.3      63,454        8.73     3,532.8    147,993     8.43
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................          7,040.8     156,880        8.94     8,642.3    373,963     8.72
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................          2,548.4      43,504        6.83     2,539.6     84,142     6.64
    Short-term investments ........................            264.9       3,640        5.51       232.0      6,759     5.87
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............          9,854.1    $204,024        8.30%   11,413.9 $  464,864     8.20%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................           (133.6)                             (120.4)
Noninterest-earning assets:
    Cash and due from banks .......................            416.6                               437.9
    Other assets ..................................            536.4                               598.7
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........            953.0                             1,036.6
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................       $ 10,673.5                           $12,330.1
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................       $    471.0    $  3,228        2.75%  $   327.3 $    5,731     3.53%
        Money market deposit accounts .............          1,700.5      10,894        2.57     1,918.7     24,137     2.54
        Savings accounts ..........................            756.9       5,619        2.98     1,020.6     16,370     3.23
        Other consumer time deposits ..............          2,851.7      37,095        5.22     2,868.2     74,565     5.24
        Public fund certificates of deposit
            of $100,000 or more ...................          1,046.6      14,394        5.52     1,013.5     27,307     5.43
        Certificates of deposit of $100,000 or more            473.4       6,133        5.20       554.4     14,429     5.25
        Foreign time deposits .....................             81.1       1,080        5.34       186.1      4,862     5.27
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......          7,381.2      78,443        4.26     7,888.8    167,401     4.28
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................            144.6       1,925        5.34       277.8      7,552     5.48
        Repurchase agreements .....................            338.6       4,185        4.96       376.1      9,133     4.90
    Debt ..........................................             12.9         226        7.01       668.2     18,429     5.56
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........          7,877.3    $ 84,779        4.32%    9,210.9   $202,515     4.43%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................          1,566.4                             1,745.3
    Other liabilities .............................            156.6                               174.5
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....          1,723.0                             1,919.8
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................          1,073.2                             1,199.4
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity.       $ 10,673.5                           $12,330.1
------------------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread ..............................                                     3.98%                           3.77%
Cost of funds supporting interest-earning assets ..                                     3.45%                           3.58%
Net interest income/margin ........................                     $119,245        4.85%              $262,349     4.62%
------------------------------------------------------------------------------------------------------------------------------------
----------------
(1)  Based on the  statutory  income  tax rate of 35%.  (2)  Yield  computations include nonaccrual loans in loans outstanding.


----------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (CONTINUED)
----------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries                                Six Months Ended
Taxable-equivalent basis (1)                                          June 30, 1997
----------------------------------------------------------------------------------------------------
(Average balances $ in millions,                            Average
interest $ in thousands)                                    Balance    Interest        Rate
----------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ...............................      $  2,471.8    $107,698        8.79%
    Small business loans ...........................         1,543.4      72,397        9.46
    Consumer loans .................................         2,867.4     124,539        8.74
----------------------------------------------------------------------------------------------------
        Total loans (2) ............................         6,882.6     304,634        8.92
----------------------------------------------------------------------------------------------------
    Securities available for sale ..................         2,590.1      87,554        6.77
    Short-term investments .........................           276.9       7,427        5.41
----------------------------------------------------------------------------------------------------
        Total interest-earning assets ..............         9,749.6    $399,615        8.25%
----------------------------------------------------------------------------------------------------
Reserve for possible loan losses (135.7) Noninterest-earning assets:
    Cash and due from banks ........................           428.1
    Other assets ...................................           533.7
----------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ...........           961.8
----------------------------------------------------------------------------------------------------
        Total assets ...............................      $ 10,575.7
----------------------------------------------------------------------------------------------------
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ...............................      $    514.2    $  7,021        2.75%
        Money market deposit accounts ..............         1,698.1      21,241        2.52
        Savings accounts ...........................           677.4       9,329        2.78
        Other consumer time deposits ...............         2,847.8      73,971        5.24
        Public fund certificates of deposit
            of $100,000 or more ....................         1,033.2      28,167        5.50
        Certificates of deposit of $100,000 or more            463.7      11,869        5.16
        Foreign time deposits ......................            74.4       1,957        5.30
----------------------------------------------------------------------------------------------------
            Total interest-bearing deposits ........         7,308.8     153,555        4.24
----------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ....................           100.1       2,618        5.28
        Repurchase agreements ......................           338.1       8,115        4.84
    Debt ...........................................            31.4         974        6.26
----------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities .........         7,778.4    $165,262        4.28%
----------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ...................         1,565.3
    Other liabilities ..............................           164.5
----------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities ......         1,729.8
----------------------------------------------------------------------------------------------------
Total shareholders' equity .........................         1,067.5
----------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity        $ 10,575.7
----------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread ...............................                                    3.97%
Cost of funds supporting interest-earning assets ...                                    3.42%
Net interest income/margin .........................                    $234,353        4.83%
----------------------------------------------------------------------------------------------------
------------
(1)  Based on the  statutory  income  tax rate of 35%.  (2)  Yield  computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

     Noninterest income for the second quarter of 1998 was up $6.9 million (18%) to $45.7 million compared to the same period of 1997. For the first six months of 1998 compared to the same period in 1997, noninterest income was up $13.4 million (18%). Excluding securities transactions noninterest income increased $7.3 million (19%) in the second quarter of 1998 over the second quarter of 1997, and was up $12.9 million (18%) over the first six months of 1997. The major categories of noninterest income for the three months and six months ended June 30, 1998 and 1997 are presented in Table 10.


-------------------------------------------------------------------------------------------------------------------
TABLE 10  -  NONINTEREST INCOME
-------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended              Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                  %                               %
                                         June 30    June 30   Increase  June 30   June 30      Increase
($ in thousands)                           1998       1997   (Decrease)  1998      1997       (Decrease)
-------------------------------------------------------------------------------------------------------------------
Service charges on deposits .........    $20,751    $19,161      8%   $40,136    $36,820          9%
Trust fees ..........................      4,411      3,972     11      8,295      7,608          9
Other service, collection and
    exchange charges:
       Mortgage loan fees ...........      3,558      2,296     55      6,937      4,319         61
       Retail investment service fees      4,752      3,218     48      8,326      5,793         44
       ATM fees .....................      2,467      2,231     11      4,871      4,340         12
       Other fees ...................      4,353      3,462     26      8,377      6,631         26
-------------------------------------------------------------------------------------------------------------------
Total other service, collection
    and exchange charges ............     15,130     11,207     35     28,511     21,083         35
-------------------------------------------------------------------------------------------------------------------
Other income ........................      5,370      4,061     32      8,707      7,190         21
Securities gains (losses), net ......         27        404    (93)       914        419        118
-------------------------------------------------------------------------------------------------------------------
    Total noninterest income ........    $45,689    $38,805     18%   $86,563    $73,120         18%
-------------------------------------------------------------------------------------------------------------------


     Service charges on deposits increased $1.6 million (8%) for the second quarter of 1998 and $3.3 million (9%) for the first six months of 1998 over the comparable periods in 1997 primarily due to increases in the price for certain deposit activities, the number of accounts and commercial account analysis fees.

     Trust fees were up $0.4 million (11%) in the second quarter of 1998 and $0.7 million (9%) for the first six months of 1998 compared to the same periods in 1997 primarily due to new business and market value increases.

     Other service, collection and exchange charges were up $3.9 million (35%) and $7.4 million (35%) in the second quarter and the first six months of 1998, respectively, compared to the same periods in 1997. Increases in fees from mortgage processing, underwriting and servicing; retail investment services; ATMs; and debit and credit cards were the major factors contributing to the growth.

     Mortgage loan fees increased $1.3 million in the second quarter and $2.6 million in the first six months of 1998 compared to the same periods in 1997. These increases were primarily due to an increase in mortgage loan activity. In the first half of 1998, Hibernia processed more than $1.0 billion in residential first mortgages as compared to $1.1 billion in all of 1997.

     Market conditions and financial products attractive to consumers such as mutual funds and discount brokerage services fueled the $1.5 million increase in retail investment service fees for the second quarter and a $2.5 million increase in the first six months of 1998 over the comparable periods in 1997. Hibernia's upgraded and expanded ATM network resulted in a $0.2 million increase in ATM fees for the second quarter and a $0.5 million increase in the first six months of 1998 over the comparable periods in 1997. Fees resulting from Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses led to a $0.9 million increase in other fees for the second quarter of 1998. For the first six months of 1998, this increase totaled $1.7 million.

NONINTEREST EXPENSE

     For the second quarter of 1998, noninterest expense totaled $105.0 million, a $5.5 million (6%) increase from the second quarter of 1997. For the first six months of 1998 compared to the same period in 1997, noninterest expense was up $13.7 million (7%). The increases in noninterest expense were primarily due to increases in staff costs, occupancy and equipment, data processing and the amortization of intangibles. Noninterest expense for the three months and six months ended June 30, 1998 and 1997 is presented by major category in Table 11.


------------------------------------------------------------------------------------------------------------------------
TABLE 11  -  NONINTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended                   Six Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                               Percentage                         Percentage
                                      June 30      June 30      Increase   June 30     June 30     Increase
($ in thousands)                        1998         1997      (Decrease)    1998        1997     (Decrease)
------------------------------------------------------------------------------------------------------------------------
Salaries ........................    $  44,220    $  39,056        13%   $  86,307   $  78,381       10%
Benefits ........................        7,476        7,541        (1)      15,177      15,653       (3)
------------------------------------------------------------------------------------------------------------------------
    Total staff costs ...........       51,696       46,597        11      101,484      94,034        8
------------------------------------------------------------------------------------------------------------------------
Occupancy, net ..................        9,844        8,449        17       17,787      16,494        8
Equipment .......................        7,677        7,776        (1)      15,087      15,392       (2)
------------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment       17,521       16,225         8       32,874      31,886        3
------------------------------------------------------------------------------------------------------------------------
Data processing .................        6,379        6,219         3       13,168      11,456       15
Telecommunications ..............        2,858        2,827         1        6,090       5,747        6
Advertising and promotional
    expenses ....................        3,338        4,631       (28)       8,730       8,177        7
Postage .........................        1,660        1,536         8        3,563       3,454        3
Stationery and supplies .........        1,937        2,330       (17)       3,852       4,294      (10)
Professional fees ...............        1,965        1,608        22        3,797       3,320       14
Regulatory expense ..............          690          677         2        1,334       1,351       (1)
Loan collection expense .........        1,134        1,010        12        2,186       1,775       23
Foreclosed property expense, net          (658)        (251)     (162)        (652)       (561)     (16)
Amortization of intangibles .....        4,118        3,535        16        7,998       7,193       11
Other ...........................       12,358       12,577        (2)      23,145      21,737        6
------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ...    $ 104,996     $ 99,521         6%  $  207,569   $ 193,863        7%
------------------------------------------------------------------------------------------------------------------------
Efficiency ratio ................(1)     58.59%       63.13%                 59.65%      63.14%
Tangible efficiency ratio .......(2)     56.92%       61.05%                 57.92%      60.96%
------------------------------------------------------------------------------------------------------------------------
---------------
(1)    Noninterest  expense as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).
(2)    Noninterest  expense  (excluding   amortization  of  purchase  accounting
       intangibles)  as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).

     Staff costs, which represent approximately 50% of noninterest expense, increased $5.1 million (11%) in the second quarter of 1998 and $7.5 million (8%) for the first six months of 1998 compared to the same periods a year ago. Higher accruals for performance based incentives and bonuses and normal merit increases were major factors contributing to the increase in staff costs.

     Occupancy and equipment expenses increased $1.3 million (8%) in the second quarter of 1998 and $1.0 million (3%) for the first six months of 1998 over the comparable periods in 1997. These increases were due to the establishment of a $2.0 million reserve to improve customer delivery convenience by optimizing an expanding banking office network. On a normalized basis, occupancy and equipment expense decreased $0.7 million (4%) and $1.0 million (3%) in the second quarter and first six months of 1998, respectively, compared to the same periods in 1997.

     Data processing expenses increased $0.2 million (3%) for the second quarter of 1998, compared to the second quarter of 1997. For the first six months of 1998, data processing expenses increased $1.7 million (15%). These increases were primarily due to expenses related to continued improvements in technology, Year 2000 compliance and increased transaction volume related to growth in the Company's customer base.

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

     A team comprised of Hibernia employees and representatives of the Company's third party data processor was formed in early 1997 to address Year 2000 issues. The team's plan is to achieve Year 2000 compliance for all mainframe application systems, local area network application systems and departmental and vendor application systems by the end of 1998. In addition, the Company is discussing Year 2000 issues and their potential impact on business operations with many of its customers and suppliers. Hibernia and its data-processing vendors remain on schedule to ensure the Company meets Year 2000 compliance requirements.

     Professional fees increased $0.4 million (22%) for the second quarter of 1998 and $0.5 million (14%) for the first six months of 1998 compared to the same periods in 1997, primarily due to increases in legal and professional fees related to the business banking and personal trust portfolios.

     Amortization of intangibles, a noncash expense, increased $0.6 million to $4.1 million in the second quarter of 1998 compared to the second quarter of 1997, and increased $0.8 million to $8.0 million for the first six months of 1998 compared to the first six months of 1997. This increase is primarily due to an increase in the amortization of mortgage servicing rights resulting from the growth in mortgage loan activity and an increase in prepayments.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure that management uses to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at June 30, 1998 was 58.59% for the second quarter of 1998 compared to 63.13% for the same period in 1997. This ratio for the first six months of 1998 improved from 63.14% for the first six months of 1997 to 59.65% for the first six months of 1998. The tangible efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 56.92% for the second quarter of 1998, a 413 basis point improvement from 61.05% for the same period of 1997. For the first six months of 1998, the tangible efficiency ratio was 57.92% compared to 60.96% for the first six months of 1997. The improvement in efficiency for both periods in 1998 reflects higher revenue growth rates compared to expense growth rates.


INCOME TAXES

     The Company recorded $23.2 million in income tax expense in the second quarter of 1998, a $3.6 million (19%) increase from $20.0 million in the second quarter of 1997 as pretax income rose 18%. For the first six months of 1998, income tax expense totaled $44.5 million, up 19% compared to $37.5 million for the first six months of 1997.

     Hibernia National Bank is subject to a Louisiana shareholders' tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. Hibernia National Bank of Texas is subject to Texas franchise tax.


CAPITAL

     Shareholders' equity totaled $1,224.5 million at June 30,1998 compared to $1,105.6 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $152.5 million, the issuance of $17.7 million of common stock, a $14.1 million change in unrealized gains (losses) on securities available for sale, and a $7.7 million increase in unearned compensation, partially offset by $51.4 million in dividends declared on common stock and $6.9 million in dividends declared on preferred stock. Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.


--------------------------------------------------------------------------------------------------------------
TABLE 12  -  CAPITAL
--------------------------------------------------------------------------------------------------------------
                                         June 30      March 31     Dec. 31       Sept. 30     June 30
($ in millions)                           1998          1998         1997          1997        1997
--------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................     $   1,054.2   $   1,030.1    $   994.0     $   968.7    $   938.7
    Total ......................         1,175.2       1,146.1      1,106.4       1,072.4      1,036.6

Assets:
    Quarterly average assets (1)        12,228.0      12,091.5     11,582.8      10,989.8     10,515.1
    Net risk-adjusted assets ...         9,684.7       9,271.5      8,991.8       8,277.0      7,790.9

Ratios:
    Tier 1 risk-based capital ..           10.88%        11.11%       11.07%        11.70%       12.05%
    Total risk-based capital ...           12.13         12.36        12.32         12.96        13.30
    Leverage ...................            8.62          8.52         8.58          8.81         8.93
--------------------------------------------------------------------------------------------------------------
-------------
(1) Excluding SFAS No. 115 adjustment and disallowed intangibles

     Market capitalization is defined as the number of outstanding shares of common stock multiplied by the price of that stock. Hibernia's market capitalization grew to $3.1 billion at June 30, 1998, a 45% increase from $2.1 billion at June 30, 1997.

     A shelf registration statement was filed by the Company in July 1996 with the Securities and Exchange Commission which allows the Company to issue up to $250 million of securities, including preferred stock and subordinated debt. The Company issued $100 million of Fixed/Adjustable Rate Noncumulative Preferred Stock on September 30, 1996. The remaining $150 million in securities included in this shelf registration provide Hibernia with the flexibility to quickly modify its capital structure to meet competitive and market conditions. In connection with the July 1, 1998 merger with Peoples the Company issued 3.6 million shares of Class A Common Stock. As a result of the pending mergers with First Guaranty and MarTex previously discussed, the Company is expected to issue approximately 7.5 million shares of Hibernia Class A Common Stock. These mergers are not expected to have a material impact on Hibernia's capital ratios.


LIQUIDITY

     Liquidity is a measure of ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. Liquidity needs can be met by generating profits, attracting new deposits, converting assets (such as short-term investments, securities available for sale and loans) to cash and increased borrowings. Management monitors liquidity through a periodic review of maturity profiles, yield and rate behaviors, and loan and deposit forecasts to minimize funding risks.

     The loan-to-deposit ratio, one measure of liquidity, was 93.1% at June 30, 1998, 88.3% at March 31, 1998 and 79.2% at June 30, 1997. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 19.0% of Hibernia's loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 1998, down 93 basis points from the first quarter of 1998 and up 3 basis points from the second quarter of 1997. The level of large liability dependence is within limits established by management to maintain liquidity and safety.

     Attracting and retaining core deposits are the Company's primary sources of liquidity. Hibernia's extensive retail office network, aided by the promotion of attractive deposit products, provided $7.9 billion in core deposits at June 30, 1998, up $0.4 billion (5%) from $7.6 billion a year earlier. In addition, Hibernia has a large base of treasury management-related repurchase agreements as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds.

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

                              HIBERNIA CORPORATION
                           PART II. OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

         The Company permits its directors who are entitled to receive an annual retainer fee to elect to take all or a portion of that fee in common stock of the Company, rather than in cash. The issuance of the stock to those directors who make the election in exchange for their services has not been registered by the Company. No underwriters or other securities dealers are used in this transaction, and no funds are paid to the Company from the directors in exchange for the shares. The shares are issued in exchange for the directors' services as outside directors to the Company.


         In April of 1998, an aggregate of 6,211 shares of Class A Common Stock were purchased in the open market by the Company and issued to eight of the Company's directors. The aggregate purchase price of these shares by the Company was $132,816. This transaction was exempt under Section 4(2) of the Securities Act of 1933 as a private offering from the Company to fourteen of its directors.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on April 21, 1998. Three items were submitted to a vote of the shareholders at that meeting:

     o Election of seven directors to serve until the 2001 Annual Meeting of Shareholders;
     o Approval of an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Class A Common Stock from 200,000,000 to 300,000,000; and
     o Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for 1998.

     The vote on these matters, as tabulated by the Commissioners of Election, was as follows:

1.    Election of Directors
                                                                 Shares to Which
                                                                    Authority to
Name of Director                    Shares Voted For           Vote was Withheld

Robert H. Boh                       123,386,002                        1,141,312
J. Herbert Boydstun                 123,315,077                        1,212,237
E.R. "Bo" Campbell                  123,352,387                        1,174,927
Richard W. Freeman, Jr.             123,391,608                        1,135,706
Stephen A. Hansel                   123,268,794                        1,258,520
Elton R. King                       123,375,733                        1,151,581
James R. Peltier                    123,378,432                        1,148,882

2.    Approval of Amendment to the Articles of Incorporation

Shares Voted For           Shares Voted Against               Shares Abstained

119,025,062                         4,572,673                          929,579

3. Ratification of the Appointment of Ernst & Young LLP as independent auditors

Shares Voted For           Shares Voted Against               Shares Abstained

123,839,884                           277,511                          409,919

         Any shareholder intending to present a proposal that is not subject to Rule 14a-8 to the 1999 Annual Meeting of Shareholders of the Company who wishes to avoid management's ability to exercise discretionary voting authority on that proposal must notify the Company of his intention to present the proposal no later than January 26, 1999.


Item 6.       Exhibits and Reports on Form 8-K*

              (a)     Exhibits

              (b)     Reports on Form 8-K

                      A report on Form 8-K dated June 30, 1998, was filed by the registrant reporting Item 5 Other Events.


* Exhibits and Reports on Form 8-K have been separately filed with the Commission.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                              HIBERNIA CORPORATION
                                  (Registrant)

Date:     August 12, 1998          By:  /s/ Ron E. Samford, Jr.
     -------------------------          -----------------------
                                   Ron E. Samford, Jr.
                                   Executive Vice President and Controller
                                   Chief Accounting Officer
                                   (in his capacity as a duly authorized officer
                                   of the Registrant and in his capacity as
                                   Chief Accounting Officer)