Form 10-Q/A
period 1998-06-30
HIBERNIA CORP
filed 1998-11-13
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

                       AMENDMENT TO APPLICATION OR REPORT
                    Filed pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                              HIBERNIA CORPORATION
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its June 30, 1998 Quarterly Report on Form 10-Q as set forth in the pages attached hereto:


               Item 6 (a)          Exhibits


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Hibernia Corporation
                                             --------------------
                                                (Registrant)



Date  November 12, 1998                  By:/s/ Ron E. Samford, Jr.
     -------------------                    -----------------------
                                            Ron E. Samford, Jr.
                                            Executive Vice-President, Controller
                                            and Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

  3.1 Articles of Incorporation of the Registrant, as amended to date

  3.2 Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13 Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.14 Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Hibernia Corporation Executive Life Insurance
                  Plan)

10.16 Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Commission by the Registrant (Registration No. 33-26871) is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

10.35 Exhibit A to the Registrant's definitive proxy statement dated March 23, 1993 relating to its 1993 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation)

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.37 Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between J. Herbert Boydstun and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E.R. "Bo" Campbell and Hibernia Corporation)

10.39 Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between B.D. Flurry and Hibernia Corporation)

10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996))

10.44 Exhibit 10.44 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant)

10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

27                Financial Data Schedule


99.1 Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 24, 1998 is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 1997)


99.2 Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 24, 1998 is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1997)