Form 10-Q
period 1998-09-30
HIBERNIA CORP
filed 1998-11-13
CIK 47288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1998             Commission File Number 1-10294
                  --------------------                                   -------



                              HIBERNIA CORPORATION
             (Exact name of registrant as specified in its charter)



       Louisiana                                      72-0724532
       ---------                                      ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)



               313 Carondelet Street, New Orleans, Louisiana 70130
               ---------------------------------------------------
              (Address of principal executive offices and zip code)


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


Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 30, 1998
            -----                                -------------------------------
Class A Common Stock, no par value                     156,362,536 Shares


Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                 September 30       December 31        September 30
Unaudited ($ in thousands)                                                 1998              1997               1997
------------------------------------------------------------------------------------------------------------------------------

Assets
  Cash and due from banks ....................................      $    530,821       $    580,235       $    472,621
  Short-term investments .....................................           210,641            485,015            302,005
  Securities available for sale ..............................         2,530,805          2,628,164          2,542,424
  Securities held to maturity ................................                 -                  -                  -
  Loans, net of unearned income ..............................         9,594,693          8,286,492          7,804,261
      Reserve for possible loan losses .......................          (127,005)          (124,381)          (129,233)
------------------------------------------------------------------------------------------------------------------------------
          Loans, net .........................................         9,467,688          8,162,111          7,675,028
------------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ................................           189,696            190,020            194,191
  Customers' acceptance liability ............................               498                144                821
  Other assets ...............................................           342,699            342,495            353,788
------------------------------------------------------------------------------------------------------------------------------
          Total assets .......................................      $ 13,272,848       $ 12,388,184       $ 11,540,878
==============================================================================================================================

Liabilities
  Deposits:
      Noninterest-bearing ....................................      $  1,821,406       $  1,820,896       $  1,686,446
      Interest-bearing .......................................         8,098,667          7,993,522          7,676,283
------------------------------------------------------------------------------------------------------------------------------
          Total deposits .....................................         9,920,073          9,814,418          9,362,729
------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings ......................................         1,115,005            719,961            740,182
  Liability on acceptances ...................................               498                144                821
  Other liabilities ..........................................           222,916            151,032            156,866
  Debt .......................................................           705,898            506,548            109,793
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities ..................................        11,964,390         11,192,103         10,370,391
------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000  shares;  2,000,000 Series A
    issued and outstanding at September 30, 1998,
    December 31, 1997 and September 30, 1997 .................           100,000            100,000            100,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued 156,133,824,
    155,079,094, and 154,998,287 at September 30, 1998,
    December 31, 1997 and  September 30, 1997, respectively...           299,777            297,752            297,597
  Surplus ....................................................           404,450            394,479            391,144
  Retained earnings ..........................................           490,903            406,335            387,980
  Treasury stock at cost: 51,898 shares at September 30, 1997                  -                  -               (643)
  Unrealized gains (losses) on securities available for sale .            39,345             14,902             12,684
  Unearned compensation ......................................           (26,017)           (17,387)           (18,275)
------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity .........................         1,308,458          1,196,081          1,170,487
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity .........      $ 13,272,848       $ 12,388,184       $ 11,540,878
==============================================================================================================================
---------------
See notes to consolidated financial statements.


Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30                   September 30
-------------------------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands), except per-share data                    1998           1997           1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans .............................      $ 199,227       $169,191      $ 574,991       $ 475,609
    Interest on securities available for sale ..............         37,301         42,669        121,264         130,701
    Interest on securities held to maturity ................              -              -              -               -
    Interest on short-term investments .....................          4,214          4,304         11,934          12,364
-------------------------------------------------------------------------------------------------------------------------------
        Total interest income ..............................        240,742        216,164        708,189         618,674
-------------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...................................         87,964         82,857        258,763         239,874
    Interest on short-term borrowings ......................         10,988          8,807         27,741          19,632
    Interest on debt .......................................         10,133            902         28,562           1,876
-------------------------------------------------------------------------------------------------------------------------------
        Total interest expense .............................        109,085         92,566        315,066         261,382
-------------------------------------------------------------------------------------------------------------------------------
Net interest income ........................................        131,657        123,598        393,123         357,292
    Provision for possible loan losses .....................          8,000            191         17,000             388
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses        123,657        123,407        376,123         356,904
-------------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits ............................         21,868         20,033         62,585          57,410
    Trust fees .............................................          4,204          3,871         12,499          11,480
    Other service, collection and exchange charges .........         15,727         11,653         44,364          32,908
    Other operating income .................................          3,845          2,235         12,660           9,480
    Securities gains (losses), net .........................          2,687             75          3,601             494
-------------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ...........................         48,331         37,867        135,709         111,772
-------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits .........................         52,336         51,299        155,131         146,595
    Occupancy expense, net .................................          8,141          8,742         26,142          25,463
    Equipment expense ......................................          7,752          8,022         22,925          23,488
    Data processing expense ................................          7,290          7,004         20,769          18,533
    Foreclosed property expense, net .......................           (371)           114         (1,020)           (442)
    Amortization of intangibles ............................          4,072          3,602         12,182          10,908
    Other operating expense ................................         23,073         23,798         76,342          74,152
-------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ..........................        102,293        102,581        312,471         298,697
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes .................................         69,695         58,693        199,361         169,979
Income tax expense .........................................         23,032         20,184         68,647          58,686
-------------------------------------------------------------------------------------------------------------------------------
Net income .................................................      $  46,663       $ 38,509      $ 130,714       $ 111,293
===============================================================================================================================
Net income applicable to common shareholders ...............      $  44,938       $ 36,784      $ 125,539       $ 106,118
===============================================================================================================================
Net income per common share ................................      $    0.29       $   0.24      $    0.82       $    0.69
===============================================================================================================================
Net income per common share - assuming dilution ............      $    0.29       $   0.24      $    0.80       $    0.68
===============================================================================================================================
---------------
See notes to consolidated financial statements.


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
                                         Preferred      Common                 Retained     Available
                                           Stock        Stock      Surplus     Earnings     for Sale     Other         Total
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997 ........    $100,000    $297,752    $394,479    $ 406,335     $14,902    $(17,387)    $ 1,196,081
Net income ...........................           -           -           -      130,714           -           -         130,714
Issuance of common stock:
   Stock Option Plan .................           -         855       2,357            -           -           -           3,212
   Restricted stock awards ...........           -         861       7,372            -           -           -           8,233
Cash dividends declared:
   Common ($.27 per share) ...........           -           -           -      (40,570)          -           -         (40,570)
   Preferred ($2.5875 per share) .....           -           -           -       (5,175)          -           -          (5,175)
   By pooled companies prior to merger           -           -           -         (401)          -           -            (401)
Purchase of common stock by ESOP .....           -           -           -            -           -      (8,630)         (8,630)
Change in unrealized gains (losses)
   on securities available for sale ..           -           -           -            -      24,443           -          24,443
Other ................................           -         309         242            -           -           -             551
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998 .......    $100,000    $299,777    $404,450    $ 490,903     $39,345    $(26,017)    $ 1,308,458
====================================================================================================================================
                                                                                                                    -----------


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
                                         Preferred      Common                 Retained     Available
                                           Stock        Stock     Surplus      Earnings     for Sale     Other         Total
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996 ........    $100,000    $296,215    $372,148    $ 316,413     $ 8,018    $(13,887)    $ 1,078,907
Net income ...........................           -           -           -      111,293           -           -         111,293
Issuance of common stock:
   Dividend Reinvestment Plan ........           -         385       2,295            -           -           -           2,680
   Stock Option Plan .................           -         949       2,613            -           -           -           3,562
   Restricted stock awards ...........           -           4          20            -           -           -              24
   Retirement Security Plan ..........           -          44         265            -           -           -             309
   Director compensation .............           -           -          32            -           -         225             257
   By pooled companies prior to merger           -           -      13,919            -           -           -          13,919
Cash dividends declared:
   Common ($.24 per share) ...........           -           -           -      (30,525)          -           -         (30,525)
   Preferred ($2.5875 per share) .....           -           -           -       (5,175)          -           -          (5,175)
   By pooled companies prior to merger           -                       -       (4,026)          -           -          (4,026)
Acquisition of treasury stock ........           -           -           -            -           -        (299)           (299)
Purchase of common stock by ESOP .....           -                       -            -           -      (5,021)         (5,021)
Allocation of ESOP shares ............           -           -           -            -           -          64              64
Change in unrealized gains (losses)
   on securities available for sale ..           -           -           -            -       4,666           -           4,666
Other ................................           -           -        (148)           -           -           -            (148)
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1997 .......    $100,000    $297,597    $391,144    $ 387,980     $12,684    $(18,918)    $ 1,170,487
====================================================================================================================================
----------------
See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Nine Months Ended September 30
Unaudited ($ in thousands)                                                           1998                1997
--------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income ............................................................       $   130,714        $   111,293
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses .............................            17,000                388
         Amortization of intangibles and deferred charges ...............            11,266             10,559
         Depreciation and amortization ..................................            20,521             21,495
         Premium amortization, net of discount accretion ................             2,794              2,020
         Realized securities gains, net .................................            (3,601)              (494)
         Gain on sale of assets .........................................              (537)              (843)
         Provision for losses on foreclosed and other assets ............               241              1,011
         Decrease in deferred income tax asset ..........................             1,252              1,506
         Increase in interest receivable and other assets ...............            (5,836)            (1,338)
         Increase (decrease) in interest payable and other liabilities ..            30,526              1,663
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................           204,340            147,260
--------------------------------------------------------------------------------------------------------------------

Investing activities
  Purchases of securities available for sale ............................        (1,285,949)          (371,989)
  Proceeds from maturities of securities available for sale .............           887,666            503,613
  Proceeds from sales of securities available for sale ..................           584,105             48,533
  Net increase in loans .................................................        (1,671,847)        (1,101,939)
  Proceeds from sales of loans ..........................................         1,040,121            296,147
  Purchases of loans ....................................................          (696,543)          (218,637)
  Acquisitions, net of cash acquired of $64,095 .........................                 -             56,563
  Purchases of premises, equipment and other assets .....................           (40,355)           (25,973)
  Proceeds from sales of foreclosed assets and excess bank-owned property             5,123              6,694
  Proceeds from sales of premises, equipment and other assets ...........               998                433
--------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................        (1,176,681)          (806,555)
--------------------------------------------------------------------------------------------------------------------

Financing activities
  Net increase in domestic deposits .....................................            44,303            116,033
  Net increase in foreign time deposits .................................            61,420             34,282
  Net increase in short-term borrowings .................................           395,044            396,631
  Proceeds from issuance of debt ........................................           500,000            100,000
  Payments on debt ......................................................          (300,650)           (47,399)
  Proceeds from issuance of common stock ................................             3,212              6,502
  Purchase of common stock by ESOP ......................................            (8,630)            (5,021)
  Dividends paid ........................................................           (46,146)           (39,741)
  Acquisition of treasury stock .........................................                 -               (299)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities ........................           648,553            560,988
--------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................          (323,788)           (98,307)
Cash and cash equivalents at beginning of period ........................         1,065,250            872,933
--------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................       $   741,462        $   774,626
====================================================================================================================
See notes to consolidated financial statements.

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

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial condition or operating results of Hibernia Corporation.

         In March 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the financial condition or operating results of Hibernia Corporation.

         Note 2 MERGER AGREEMENTS On July 1, 1998 Hibernia Corporation (the Company) consummated a merger with Peoples Holding Corporation (Peoples) accounted for as a pooling of interests, wherein the Company issued 3,562,367 shares of Class A Common Stock valued at $70,980,000, based on a per-share market value of $19.925.

         The Company is a party to definitive merger agreements with MarTex Bancshares, Inc. (MarTex) and First Guaranty Bank (First Guaranty), which are pending shareholder and regulatory approval. The estimated transaction values of these mergers assuming a value of Class A Common Stock of $16.6875, the closing price on October 30, 1998, are approximately $57,572,000 for MarTex and $67,109,000 for First Guaranty. At September 30, 1998 MarTex had total assets of $319 million, loans of $186 million and deposits of $289 million. At September 30, 1998 First Guaranty had total assets of $249 million, loans of $153 million and deposits of $227 million. It is anticipated that these transactions will be accounted for as poolings of interests when consummated.

         On  September  22,  1998,  Hibernia  filed a petition to require  First
Guaranty to comply with the terms of the agreement, asserting that First Guaranty, under the direction of its chairman, Marshall T. Reynolds, has failed to comply with its obligations under the contract.

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

         The following tables summarize the option activity in the plans during the third quarter of 1998. During 1997 the 1987 Stock Option Plan was terminated; therefore, at September 30, 1998 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.

                                                                                                      Weighted
                                                                                                       Average
                                                Incentive      Non-Qualified         Total         Exercise Price
-----------------------------------------------------------------------------------------------------------------------
1987 Stock Option Plan:
Outstanding, June 30, 1998 ............          121,803         1,179,752         1,301,555        $    6.84
Exercised .............................          (71,640)             (415)          (72,055)            4.19
-----------------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 1998 .......           50,163         1,179,337         1,229,500        $    7.00
=======================================================================================================================
Exercisable, September 30, 1998 .......           50,163         1,179,337         1,229,500        $    7.00
=======================================================================================================================

Long-Term Incentive Plan:
Outstanding, June 30, 1998 ............           12,598         7,264,408         7,277,006        $   11.95
Granted ...............................                -             9,200             9,200            15.56
Canceled ..............................                -           (81,105)          (81,105)           15.14
Exercised .............................                -           (42,525)          (42,525)            8.49
-----------------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 1998 .......           12,598         7,149,978         7,162,576        $   11.94
=======================================================================================================================
Exercisable, September 30, 1998 .......           12,598         2,938,489         2,951,087        $    8.10
=======================================================================================================================
Available for grant, September 30, 1998                                            1,020,404
=======================================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, June 30, 1998 ............                -           345,000           345,000        $   12.36
Canceled ..............................                -           (10,000)          (10,000)           17.36
-----------------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 1998 .......                -           335,000           335,000        $   12.21
=======================================================================================================================
Exercisable, September 30, 1998 .......                -           167,500           167,500        $    8.86
=======================================================================================================================
Available for grant, September 30, 1998                                              577,500
=======================================================================================================================


         In addition to the above option activity in the plans, 19,800 shares of restricted stock were awarded under the Long-Term Incentive Plan during the third quarter of 1998.

         During 1995, the Company  instituted an employee  stock  ownership plan
(ESOP) in which substantially all employees participate. The ESOP, with a guarantee of Hibernia Corporation, borrowed funds from Hibernia National Bank to purchase $30,000,000 of Hibernia Class A Common Stock in open-market transactions from March 1995 to May 1998. As of September 30, 1998 the ESOP held 2,855,567 shares of Hibernia Class A Common Stock. On October 22, 1998 the ESOP acquired 1,018,675 additional shares of Hibernia Class A Common Stock, funded by a $15 million addition to the borrowing from Hibernia National Bank.

         Note 4 NET INCOME PER COMMON SHARE The following sets forth the computation of net income per common share and net income per common share assuming dilution.


------------------------------------------------------------------------------------------------------------------------------------
($ in thousands, except per-share data)                    Three Months Ended September 30          Nine Months Ended September 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                  1998               1997               1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................       $     46,663       $     38,509       $    130,714       $    111,293
    Preferred stock dividends .....................              1,725              1,725              5,175              5,175
------------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....             44,938             36,784            125,539            106,118
    Effect of dilutive securities .................                  -                  -                  -                  -
------------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................       $     44,938       $     36,784       $    125,539       $    106,118
====================================================================================================================================

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)        153,891,542        152,879,173        153,813,647        152,769,711
    Effect of dilutive securities:
        Stock options .............................          2,134,900          2,099,730          2,584,281          2,038,137
        Purchase warrants .........................            179,055            174,560            182,453            171,576
        Restricted stock awards ...................             30,950                  -             30,950                  -
------------------------------------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................        156,236,447        155,153,463        156,611,331        154,979,424
------------------------------------------------------------------------------------------------------------------------------------
Net income per common share .......................       $       0.29       $       0.24       $       0.82       $       0.69
====================================================================================================================================
Net income per common share - assuming dilution ...       $       0.29       $       0.24       $       0.80       $       0.68
====================================================================================================================================

         The weighted average shares outstanding exclude average common shares held by the ESOP which have not been committed to be released. These shares totaled 2,161,385 and 1,881,071 for the three months ended September 30, 1998 and 1997, respectively, and 2,004,814 and 1,763,198 for the nine months ended September 30, 1998 and 1997, respectively. The common shares issued in all mergers accounted for as poolings of interests consummated in 1997 and 1998 are considered to be outstanding as of January 1, 1997, the beginning of the earliest period presented.

         Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended September 30, 1998 and 1997 there were 1,990,885 antidilutive options outstanding with exercise prices ranging from $18.28 to $21.72 per option, and 195,131 antidilutive options outstanding with exercise prices ranging from $16.30 to $18.80, respectively. During the nine months ended September 30, 1998 and 1997 there were 182,200 antidilutive options outstanding with exercise prices ranging from $19.50 to $21.72 per option, and 198,131 antidilutive options outstanding with exercise prices ranging from $14.94 to $18.80, respectively.

         Note 5 COMPREHENSIVE INCOME As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, these unrealized gains or losses were reported separately only in shareholders' equity.

         Comprehensive income totaled $67,910,000 and $47,157,000 for the three months ended September 30, 1998 and 1997, respectively, and $155,157,000 and $115,959,000 for the nine months ended September 30, 1998 and 1997, respectively.


CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                     Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                            Sept. 30       June 30        Sept. 30       Sept. 30      Sept. 30
($ in thousands, except per-share data)                       1998           1998           1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Interest income .....................................   $   240,742    $   237,201    $   216,164    $   708,189    $   618,674
Interest expense ....................................       109,085        104,079         92,566        315,066        261,382
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .................................       131,657        133,122        123,598        393,123        357,292
Provision for possible loan losses ..................         8,000          5,500            191         17,000            388
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for possible loan losses ........................       123,657        127,622        123,407        376,123        356,904
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income ...............................        45,644         46,046         37,792        132,108        111,278
   Securities gains (losses), net ...................         2,687             27             75          3,601            494
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income ..................................        48,331         46,073         37,867        135,709        111,772
Noninterest expense .................................       102,293        106,403        102,581        312,471        298,697
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes .................................        69,695         67,292         58,693        199,361        169,979
Income tax expense ..................................        23,032         23,744         20,184         68,647         58,686
------------------------------------------------------------------------------------------------------------------------------------
Net income ..........................................   $    46,663    $    43,548    $    38,509    $   130,714    $   111,293
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ........   $    44,938    $    41,823    $    36,784    $   125,539    $   106,118
------------------------------------------------------------------------------------------------------------------------------------
Per common share information:
   Net income .......................................   $      0.29    $      0.27    $      0.24    $      0.82    $      0.69
   Net income - assuming dilution ...................   $      0.29    $      0.27    $      0.24    $      0.80    $      0.68
   Cash dividends declared ..........................   $      0.09    $      0.09    $      0.08    $      0.27    $      0.24
Average shares outstanding (000s) ...................       153,892        153,904        152,879        153,814        152,770
Average shares outstanding - assuming dilution (000s)       156,236        156,791        155,153        156,611        154,979
Dividend payout ratio ...............................         31.03%         33.33%         33.33%         32.93%         34.78%
------------------------------------------------------------------------------------------------------------------------------------
Selected quarter-end balances (in millions)
Loans ...............................................   $   9,594.7    $   9,126.7    $   7,804.3
Deposits ............................................       9,920.1        9,908.8        9,362.7
Debt ................................................         705.9          706.1          109.8
Equity ..............................................       1,308.4        1,255.4        1,170.5
Total assets ........................................      13,272.8       12,821.5       11,540.9
------------------------------------------------------------------------------------------------------------------------------------
Selected average balances (in millions)
Loans ...............................................   $   9,347.8    $   8,914.8    $   7,609.4    $   8,932.5    $   7,178.0
Deposits ............................................       9,938.7        9,890.8        9,349.4        9,867.3        9,165.3
Debt ................................................         706.0          706.2           57.1          680.9           40.0
Equity ..............................................       1,275.5        1,243.0        1,153.2        1,245.2        1,114.5
Total assets ........................................      12,938.4       12,623.0       11,384.4       12,687.8       11,000.9
------------------------------------------------------------------------------------------------------------------------------------
Selected ratios
Net interest margin (taxable-equivalent) ............          4.42%          4.63%          4.78%          4.55%          4.80%
Return on assets ....................................          1.44%          1.38%          1.35%          1.37%          1.35%
Return on common equity .............................         15.29%         14.64%         13.97%         14.62%         13.95%
Return on total equity ..............................         14.63%         14.01%         13.36%         14.00%         13.31%
Efficiency ratio ....................................         56.80%         58.50%         62.50%         58.57%         62.70%
Average equity/average assets .......................          9.86%          9.85%         10.13%          9.81%         10.13%
Tier 1 risk-based capital ratio .....................         11.02%         11.07%         11.90%
Total risk-based capital ratio ......................         12.27%         12.32%         13.15%
Leverage ratio ......................................          8.76%          8.70%          8.88%
------------------------------------------------------------------------------------------------------------------------------------
Tax-effected net income and ratios excluding goodwill
 and core deposit intangible amortization and balances(2)
Net income applicable to common shareholders            $    47,590    $    44,515    $    39,635    $   133,599    $   114,862
Net income per common share                             $      0.31    $      0.29    $      0.26    $      0.87    $      0.75
Net income per common share - assuming dilution         $      0.30    $      0.28    $      0.26    $      0.85    $      0.74
Return on assets                                               1.54%          1.48%          1.47%          1.48%         1.48%
Return on common equity                                       18.54%         17.95%         17.72%         17.92%        17.76%
Efficiency ratio                                              55.15%         56.83%         60.50%         56.87%        60.59%
====================================================================================================================================
----------
(1) All financial  information  has been  restated for mergers  accounted for as poolings  of  interests.  The effects of mergers  accounted  for as purchase transactions have been included from the date of consummation. Prior periods have been conformed to current-period presentation.

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


THIRD-QUARTER 1998 HIGHLIGHTS


Hibernia Corporation's third-quarter 1998 results showed continued improvement in earnings over the third quarter of 1997 and strong growth in loans, deposits and noninterest income.

     o Net income for the third quarter of 1998 totaled $46.7 million ($.29 per common share), up 21% compared to $38.5 million ($.24 per common share) for the third quarter of 1997. Tangible income per common share was $.31 in the third quarter of 1998 compared to $.26 in the third quarter of 1997. Net income for the first nine months of 1998 totaled $130.7 million ($.82 per common share), up 17% compared to $111.3 million ($.69 per common share) for the first nine months of 1997. Tangible income per common share was $.87 for the first nine months of 1998 compared to $.75 for the first nine months of 1997.

     o Pre-tax, pre-provision earnings were $77.7 million, a 32% increase from the third quarter 1997 level of $58.9 million. The third quarter of 1998 included a provision for possible loan losses totaling $8.0 million.

     o Tangible returns on assets (ROA) and common equity (ROCE) were 1.54% and 18.54%, respectively, for the third quarter of 1998 compared to 1.47% and 17.72% for the same period a year ago. For the first nine months of 1998, tangible ROA and ROCE were 1.48% and 17.92%, respectively, compared to 1.48% and 17.76%, respectively, for the same period a year ago.

     o Third-quarter 1998 earnings improved compared to the same period last year because of an $8.1 million (7%) increase in net interest income (resulting from higher average earning assets), a $7.9 million (21%) improvement in noninterest income (excluding securities transactions) and securities gains of $2.7 million. These increases were partially offset by an $8.0 million provision for loan losses and a $2.8 million (14%) increase in income taxes.

     o Net income for the first nine months of 1998 improved over the first nine months of 1997 due to a $35.8 million (10%) increase in net interest income, a $20.8 million (19%) improvement in noninterest income (excluding securities transactions) and securities gains of $3.6 million. These increases were partially offset by a $17.0 million provision for loan losses, a $13.8 million (5%) increase in noninterest expense and a $10.0 million (17%) increase in income taxes.

     o Total loans grew $1.8 billion (23%) from September 30, 1997 to $9.6 billion at September 30, 1998. Commercial loans grew $914.5 million (33%) to $3.7 billion, small business loans increased $116.1 million (6%) to $1.9 billion and consumer loans increased $759.8 million (24%) to $4.0 billion.

     o Asset quality remained strong with nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property of .41% at September 30, 1998, unchanged from September 30, 1997. The reserve coverage of nonperforming loans was 410% at September 30, 1998.

     o Deposits increased $557.3 million (6%) to $9.9 billion at September 30, 1998 compared to September 30, 1997.

     o In October 1998, Hibernia's Board of Directors declared a quarterly cash dividend of 10.5 cents per common share, a 17% increase from 9 cents per common share declared in October 1997.


MERGER ACTIVITY


On July 1, 1998, the Company consummated a merger with Peoples Holding Corporation, parent of the $232 million asset Peoples Bank & Trust Company. In the first quarter of 1998, the Company completed mergers with Northwest Bancshares of Louisiana, Inc., parent company of the $101 million asset First National Bank in Mansfield; ArgentBank with total assets of $770 million; and Firstshares of Texas, Inc., parent company of the $288 million asset First National Bank (Marshall, Texas). All four mergers were accounted for as poolings of interests. During 1997, Hibernia completed two mergers with East Texas financial institutions which were accounted for as poolings of interests. All prior-year information has been restated to reflect the effect of the mergers.

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

     During the third quarter of 1998, Hibernia announced the signing of a definitive agreement to merge with the $249 million asset First Guaranty Bank (First Guaranty). On September 22, 1998, the Company filed a petition to require First Guaranty to comply with the terms of the agreement, asserting that First Guaranty has failed to comply with its obligations under the contract. A merger is also pending with MarTex Bancshares, Inc. (MarTex), parent company of the $319 million asset First Service Bank. The mergers with First Guaranty and MarTex are pending regulatory and shareholder approval. It is anticipated that these transactions will be accounted for as poolings of interests when consummated. After these mergers Hibernia would have approximately $13.8 billion in assets and 252 banking locations in 34 Louisiana parishes and 12 Texas counties.


FINANCIAL CONDITION:

EARNING ASSETS


Earning assets averaged $12.1 billion in the third quarter of 1998, a $1.6 billion (15%) increase from the third-quarter 1997 average of $10.5 billion. For the first nine months of 1998, average earning assets increased $1.6 billion (16%) from the first nine months of 1997. The increase in average earning assets was due to strong and diversified loan growth, as a result of offering quality service and innovative lending products in existing markets as well as in the markets of merger partners. Hibernia has funded the loan growth through increases in deposits and borrowed funds and the reinvestment of proceeds from maturing securities.

     Loans. Average loans for the third quarter of 1998 of $9.3 billion were up $433.0 million (5%) from the second quarter of 1998 and up $1.7 billion (23%) compared to the third quarter of 1997. For the first nine months of 1998 average loans increased $1.8 billion (24%) compared to the first nine months of 1997.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at September 30, 1998, June 30, 1998 and September 30, 1997. Total loans increased $468.0 million (5%) during the third quarter of 1998 compared to June 30, 1998, as commercial loans increased $177.9 million (5%), small business loans increased $50.7 million (3%) and consumer loans increased $239.4 million (6%). Compared to September 30, 1997, loans increased $1.8 billion (23%). Commercial loans were up $914.5 million (33%), small business loans grew $116.1 million (6%) and consumer loans increased $759.8 million (24%). Commercial and small business growth was spread across most categories. The decrease in the commercial and industrial segment of the small business portfolio from September 30, 1997 to June 30, 1998 and September 30, 1998 resulted primarily from the reclassification of merger bank loans to their appropriate category after converting to Hibernia's loan system. In consumer lending, growth was concentrated in residential mortgage loans and revolving credit loans.


-------------------------------------------------------------------------------------------------------------
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
-------------------------------------------------------------------------------------------------------------
                                          September 30, 1998      June 30, 1998      September 30, 1997
-------------------------------------------------------------------------------------------------------------
($ in millions)                           Loans     Percent     Loans     Percent     Loans     Percent
-------------------------------------------------------------------------------------------------------------
Commercial:
   Commercial and industrial .....    $  1,354.5     14.1%  $  1,217.9     13.3%  $  1,011.2     13.0%
   Services industry .............         942.8      9.8        849.0      9.3        575.9      7.4
   Real estate ...................         440.0      4.6        470.8      5.2        474.4      6.1
   Health care ...................         293.1      3.1        284.5      3.1        212.1      2.7
   Transportation,  communications
      and utilities ..............         206.8      2.2        246.3      2.7        218.1      2.8
   Energy ........................         406.6      4.2        406.1      4.4        235.8      3.0
   Other .........................          59.2      0.6         50.5      0.6         61.0      0.8
-------------------------------------------------------------------------------------------------------------
      Total commercial ...........       3,703.0     38.6      3,525.1     38.6      2,788.5     35.8
-------------------------------------------------------------------------------------------------------------

Small Business:
   Commercial and industrial .....         700.5      7.3        723.9      8.0      1,036.3     13.3
   Services industry .............         405.9      4.2        385.1      4.2        284.0      3.6
   Real estate ...................         275.6      2.9        246.4      2.7        150.4      1.9
   Health care ...................         107.7      1.1         98.7      1.1         67.2      0.9
   Transportation,  communications
      and utilities ..............          70.4      0.7         67.2      0.7         34.2      0.4
   Energy ........................          37.5      0.4         39.2      0.4         13.9      0.2
   Other .........................         331.9      3.5        318.3      3.5        227.4      2.9
-------------------------------------------------------------------------------------------------------------
      Total small business .......       1,929.5     20.1      1,878.8     20.6      1,813.4     23.2
-------------------------------------------------------------------------------------------------------------

Consumer:
   Residential mortgages:
      First mortgages ............       2,024.1     21.1      1,869.8     20.5      1,511.0     19.3
      Junior liens ...............         173.7      1.8        152.8      1.7        123.2      1.6
   Indirect ......................         825.5      8.6        777.7      8.5        746.0      9.6
   Revolving credit ..............         328.8      3.4        314.8      3.4        259.8      3.3
   Other .........................         610.1      6.4        607.7      6.7        562.4      7.2
-------------------------------------------------------------------------------------------------------------
      Total consumer .............       3,962.2     41.3      3,722.8     40.8      3,202.4     41.0
-------------------------------------------------------------------------------------------------------------
Total loans ......................    $  9,594.7    100.0%  $  9,126.7    100.0%  $  7,804.3    100.0%
=============================================================================================================


     Securities. Average securities for the third quarter of 1998 decreased $125.7 million (5%) from the second quarter of 1998 and decreased $145.7 million (6%) compared to the third quarter of 1997. For the first nine months of 1998 average securities decreased $92.9 million (3%) compared to the first nine months of 1997. The decreases were the result of the reinvestment of maturing securities into higher-yielding loans. Securities primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used to collateralize repurchase agreements and public fund deposits.

     Short-Term Investments. Average short-term investments (primarily federal funds sold and repurchase agreements) for the three months ended September 30, 1998, totaled $275.8 million, down $25.4 million (8%) compared to an average of $301.2 million in the third quarter of 1997. For the first nine months of 1998 compared to the same period in 1997, short-term investments decreased $30.5 million (10%) to $270.3 million.


ASSET QUALITY

Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled $39.5 million at September 30, 1998. Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property were .41% at September 30, 1998, virtually unchanged from September 30, 1997 and June 30, 1998.

     Nonperforming loans, which totaled $31.0 million at September 30, 1998, increased $6.3 million (26%) from a year ago, and decreased $0.3 million (1%) from the prior quarter end. Foreclosed assets totaled $6.2 million at September 30, 1998, up $1.3 million (27%) from a year earlier, and up $3.2 million (110%) from June 30, 1998. Excess bank-owned property at September 30, 1998 was up $0.1 million (5%) from September 30, 1997, and down $0.1 million (2%) from June 30, 1998. Table 2 presents a summary of nonperforming assets and selected ratios at the end of the last five quarters.

---------------------------------------------------------------------------------------------------------------
TABLE 2  -  NONPERFORMING ASSETS
---------------------------------------------------------------------------------------------------------------
                                             Sept. 30      June 30      March 31     Dec. 31     Sept. 30
($ in thousands)                                1998         1998         1998         1997         1997
---------------------------------------------------------------------------------------------------------------
Nonaccrual loans ........................    $ 30,986     $ 31,244     $ 28,563     $ 22,598     $ 24,684
Restructured loans ......................           -            -            -            -            -
---------------------------------------------------------------------------------------------------------------
    Total nonperforming loans ...........      30,986       31,244       28,563       22,598       24,684
---------------------------------------------------------------------------------------------------------------
Foreclosed assets .......................       6,183        2,946        2,758        2,577        4,873
Excess bank-owned property ..............       2,329        2,388        2,759        2,360        2,218
---------------------------------------------------------------------------------------------------------------
    Total nonperforming assets ..........    $ 39,498     $ 36,578     $ 34,080     $ 27,535     $ 31,775
---------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ........    $127,005     $123,327     $121,514     $124,381     $129,233
Nonperforming loans as a percentage
    of total loans ......................        0.32%        0.34%        0.33%        0.27%        0.32%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank-owned property ......        0.41%        0.40%        0.39%        0.33%        0.41%
Reserve for possible loan losses as a
    percentage of nonperforming loans ...      409.88%      394.72%      425.42%      550.41%      523.55%
===============================================================================================================

     At September 30, 1998 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $27.8 million. The related portion of the reserve for possible loan losses was $5.8 million. The comparable amounts at September 30, 1997 were $19.8 million and $3.1 million, respectively. These loans are included in nonaccrual loans in Table 2.

     Table 3 shows loan delinquencies for each of the last five quarters. Both the amount and percentage of loan delinquencies to total loans declined at September 30, 1998 compared to September 30, 1997 and increased compared to June 30, 1998. The amount of total delinquencies decreased $1.3 million (2%) from September 30, 1997 and increased $8.8 million (18%) from June 30, 1998. Delinquencies as a percentage of total loans at September 30, 1998 were .61%, down from .76% a year ago and up slightly from .54% at June 30, 1998.

     Accruing loans past due 90 days or more were $6.1 million at September 30, 1998 compared to $6.0 million at September 30, 1997 and $7.2 million at June 30, 1998. Commercial loan delinquencies were .08% of total commercial loans at September 30, 1998 compared to .13% at September 30, 1997 and .12% at June 30, 1998. Small business loan delinquencies decreased to .74% at September 30, 1998, from .92% at September 30, 1997 and were virtually unchanged from June 30, 1998. Consumer loan delinquencies decreased to 1.03% from 1.23% at September 30, 1997 and increased from .83% at June 30, 1998. The improvement in consumer delinquencies from 1997 is primarily due to a change in the reporting methodology from number of days to payment cycle dates for mortgage loans, a methodology utilized in the banking industry.

------------------------------------------------------------------------------------------------------------
TABLE 3  -  LOAN DELINQUENCIES (1)
------------------------------------------------------------------------------------------------------------
                                                   Sept. 30    June 30   March 31   Dec. 31   Sept. 30
($ in millions)                                      1998       1998       1998       1997       1997
------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ...........................    $   52.0   $   42.1   $   36.9   $   62.6   $   53.4
    90 days or more .........................         6.1        7.2        6.9        5.8        6.0
------------------------------------------------------------------------------------------------------------
        Total delinquencies .................    $   58.1   $   49.3   $   43.8   $   68.4   $   59.4
------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ..............................        0.08%      0.12%      0.07%      0.18%      0.13%
    Small business ..........................        0.74       0.76       0.74       0.83       0.92
    Consumer ................................        1.03       0.83       0.78       1.42       1.23
    Total loans .............................        0.61       0.54       0.50       0.83       0.76
============================================================================================================
-------------
(1) Accruing loans past due as to principal and/or interest 30 days or more.

     Table 4 presents a summary of changes in nonperforming loans for the three-month and nine-month periods ended September 30, 1998 and 1997. Loans totaling $7.9 million were added to nonperforming loans during the third quarter of 1998. Payments and sales resulted in a $3.8 million reduction in nonperforming loans while $3.4 million of loans were transferred to OREO. Loans totaling $0.4 million returned to performing status. Charge-offs further reduced nonperforming loans in the third quarter of 1998 by $0.5 million. In the event nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for possible loan losses in Table 5 and not as a component of nonperforming loan activity.

     In addition to the nonperforming assets discussed above, other commercial loans for which payments are current that are subject to potential future classification as nonperforming totaled $49.4 million at September 30, 1998.


------------------------------------------------------------------------------------------------------
TABLE 4  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
------------------------------------------------------------------------------------------------------
                                            Three Months                       Nine Months
                                           Ended Sept. 30                    Ended Sept. 30
------------------------------------------------------------------------------------------------------
($ in thousands)                        1998             1997             1998             1997
------------------------------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period .        $ 31,244         $ 23,696         $ 22,598         $ 17,109
Additions ..................           7,877            5,880           30,739           37,384
Charge-offs, gross .........            (509)          (1,698)          (2,283)          (5,379)
Transfer to OREO ...........          (3,396)            (253)          (4,093)          (2,476)
Returns to performing status            (433)            (202)          (2,595)          (1,243)
Payments and sales .........          (3,797)          (2,739)         (13,380)         (20,711)
------------------------------------------------------------------------------------------------------
Nonperforming loans
    at end of period .......        $ 30,986         $ 24,684         $ 30,986         $ 24,684
======================================================================================================

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses is a charge to earnings in order to maintain the reserve for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current and expected economic conditions. As a result of loan growth, the anticipated future collectibility of loans and the amounts and timing of future cash flows expected to be received on impaired loans, the Company recorded an $8.0 million provision for possible loan losses in the third quarter of 1998. For the first nine months of 1998, the Company recorded provisions totaling $17.0 million. The provision for loan losses for the third quarter of 1998 and for the first nine months of 1998 exceeded net charge-offs by $3.7 million and $2.6 million, respectively. Although nominal provisions had been recorded by the merged companies, the provision in the first quarter of 1998 represented the first time a quarterly provision expense had been recorded by the Company since the third quarter of 1993. Table 5 presents an analysis of the activity in the reserve for possible loan losses for the third quarter and first nine months of 1998 and 1997.

--------------------------------------------------------------------------------------------------------------------
TABLE 5  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
--------------------------------------------------------------------------------------------------------------------
                                                       Three Months                          Nine Months
                                                      Ended Sept. 30                        Ended Sept. 30
--------------------------------------------------------------------------------------------------------------------
($ in thousands)                                 1998               1997               1998               1997
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period .....        $ 123,327          $ 136,585          $ 124,381          $ 143,566
Loans charged off ..................           (8,248)           (10,905)           (27,811)           (33,821)
Recoveries .........................            3,926              3,362             13,435             18,621
--------------------------------------------------------------------------------------------------------------------
Net loans charged off ..............           (4,322)            (7,543)           (14,376)           (15,200)
Provision for possible loan losses .            8,000                191             17,000                388
Additions due to purchased companies                -                  -                  -                479
--------------------------------------------------------------------------------------------------------------------
Balance at end of period ...........        $ 127,005          $ 129,233          $ 127,005          $ 129,233
--------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses
    as a percentage of loans .......             1.32%              1.66%              1.32%              1.66%
Annualized net charge-offs as a
    percentage of average loans ....             0.18%              0.40%              0.21%              0.28%
====================================================================================================================

     Net charge-offs totaled $4.3 million in the third quarter of 1998, compared to $7.5 million in the third quarter of 1997. As a percentage of average loans, annualized net charge-offs were 0.18% in the third quarter of 1998 compared to
 .40% in the third quarter of 1997. For the first nine months of 1998, net charge-offs totaled $14.4 million compared to $15.2 million for the first nine months of 1997. Annualized net charge-offs for the first nine months of 1998 and 1997 were .21% and .28%, respectively.

     The reserve for possible loan losses totaled $127.0 million, or 1.32% of total loans at September 30, 1998, compared to $129.2 million, or 1.66% a year earlier. The reserve for possible loan losses as a percentage of loans has been declining since the end of 1993 as a result of net charge-offs and loan growth. The reserve for possible loan losses as a percentage of nonperforming loans was 410% at September 30, 1998, compared to 524% at September 30, 1997 and 395% at June 30, 1998. The present level of reserve for possible loan losses is considered to be adequate to absorb future potential loan losses inherent in the existing portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends.


FUNDING SOURCES:

DEPOSITS

Average deposits totaled $9.9 billion in the third quarter of 1998, a $589.3 million (6%) increase from the third quarter of 1997. For the first nine months of 1998 compared to the same period in 1997, average deposits increased $702.0 million (8%) to $9.9 billion. This growth resulted from Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the promotion of products such as the Tower Super SavingsSM account (which offers liquidity and a rate indexed to the 90-day Treasury bill auction discount rate). Table 6 presents the composition of average deposits for the third and second quarters of 1998 and the third quarter of 1997.

-----------------------------------------------------------------------------------------------------------------
TABLE 6  -  DEPOSIT COMPOSITION
-----------------------------------------------------------------------------------------------------------------
                                       Third Quarter 1998     Second Quarter 1998      Third Quarter 1997
-----------------------------------------------------------------------------------------------------------------
                                       Average      % of       Average      % of       Average       % of
($ in millions)                       Balances    Deposits    Balances    Deposits    Balances     Deposits
-----------------------------------------------------------------------------------------------------------------
Noninterest-bearing ...........     $  1,789.4      18.0%   $  1,795.2      18.2%   $  1,626.1      17.4%
NOW accounts ..................          320.7       3.2         323.9       3.3         474.5       5.1
Money market deposit accounts .        1,960.1      19.7       1,950.9      19.7       1,780.8      19.0
Savings accounts ..............        1,181.1      11.9       1,092.7      11.0         874.8       9.4
Other consumer time deposits ..        2,902.1      29.2       2,943.8      29.8       2,977.0      31.8
-----------------------------------------------------------------------------------------------------------------
    Total core deposits .......        8,153.4      82.0       8,106.5      82.0       7,733.2      82.7
-----------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more          972.4       9.8       1,012.6      10.2         998.4      10.7
Certificates of deposit of
    $100,000 or more ..........          574.6       5.8         560.7       5.7         520.3       5.6
Foreign time deposits .........          238.3       2.4         211.0       2.1          97.5       1.0
-----------------------------------------------------------------------------------------------------------------
    Total deposits ............     $  9,938.7     100.0%   $  9,890.8     100.0%   $  9,349.4     100.0%
=================================================================================================================

     Average core deposits totaled $8.2 billion in the third quarter of 1998, a $420.2 million (5%) increase from the third quarter of 1997. Average noninterest-bearing deposits grew $163.3 million and savings deposits increased $306.3 million in the third quarter of 1998 compared to the third quarter of 1997. NOW account average balances were down $153.8 million and money market deposit accounts were up $179.3 million in the third quarter of 1998 compared to the third quarter of 1997 primarily due to the enhanced Reserve Money Manager account designed to create a more efficient sweep process.

     Average noncore deposits were up $169.1 million (10%) from the third quarter of 1997 to $1.8 billion or 18% of total deposits. Large denomination certificates of deposit increased $28.3 million (2%) compared to the third quarter of 1997. Foreign time deposits increased $140.8 million (144%) due to successful efforts to market a treasury management product which moves commercial customer funds into higher-yielding Eurodollar deposits.


BORROWINGS

Average borrowings -- which include federal funds purchased, securities sold under agreements to repurchase (repurchase agreements) and debt -- increased $808.0 million (112%) to $1.5 billion for the third quarter of 1998 compared to the third quarter of 1997. For the first nine months of 1998 compared to the same period in 1997 average borrowings increased $836.1 million (150%) to $1.4 billion.

     Average debt for the third quarter of 1998 totaled $706.0 million, up from $57.1 million in the third quarter of 1997. At September 30, 1998 the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas
(FHLB), totaled $705.9 million. Debt increased $596.1 million from September 30, 1997 as Hibernia locked in attractive fixed rates to fund its growing loan portfolio. The FHLB may demand payment of a $100 million callable advance at quarterly intervals beginning in December 1998. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate. In October 1998, the Company increased non-callable advances from the FHLB by $100 million. These additional advances are scheduled to mature in October 2001. The Company's reliance on borrowings, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate risk.


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

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $21.1 million at September 30, 1998, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies. At September 30, 1998 the Company was party to an interest rate swap contract with a notional amount of $125.0 million. This swap, which matured on October 1, 1998, was entered into during the third quarter of 1998 as a hedge against a deposit relationship of the same maturity.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $299.8 million at September 30, 1998. In addition to these customer-related financial instruments, the Company has entered into contracts for its own account related to its mortgage origination activity which total $293.7 million. As of September 30, 1998 Hibernia's credit exposure related to derivative financial instruments held for trading totaled $5.1 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

Taxable-equivalent net interest income for the third quarter of 1998 totaled $134.4 million, an increase of $8.1 million from the same period in 1997. Taxable-equivalent net interest income for the first nine months of 1998 totaled $401.4 million, a $36.3 million increase over the first nine months of 1997. Factors contributing to the increase in net interest income for the third quarter and first nine months of 1998 over the comparable periods in 1997 include: overall growth in earning assets and the positive effect of the change in the mix of earning assets from securities to loans as can be seen in Table 7. These factors were partially offset by lower yields on loans and securities and rising funding costs.

-----------------------------------------------------------------------------------------------------
TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
-----------------------------------------------------------------------------------------------------
                                                        1998                       1997
-----------------------------------------------------------------------------------------------------
                                          Third      Second       First     Fourth       Third
(Percentage of average balances)         Quarter    Quarter      Quarter    Quarter     Quarter
-----------------------------------------------------------------------------------------------------
Commercial loans ................         29.8%       29.4%       28.0%       26.4%       25.9%
Small business loans ............         15.5        15.3        16.0        16.5        16.7
Consumer loans ..................         32.0        31.0        30.2        29.5        29.7
-----------------------------------------------------------------------------------------------------
    Total loans .................         77.3        75.7        74.2        72.4        72.3
-----------------------------------------------------------------------------------------------------
Securities available for sale ...         20.4        22.1        23.4        24.6        24.9
Short-term investments ..........          2.3         2.2         2.4         3.0         2.8
-----------------------------------------------------------------------------------------------------
    Total interest-earning assets        100.0%      100.0%      100.0%      100.0%      100.0%
-----------------------------------------------------------------------------------------------------

     Taxable-equivalent net interest income for the third quarter of 1998 was negatively impacted due to a $3.0 million adjustment related to revenue-sharing arrangements with certain automobile dealers brought about by a higher-than-expected level of consumer automobile loan prepayments. The behavior of borrowers has indicated faster prepayments on these type of loans, resulting in a decrease in the reserve established to protect the Company against the impact of prepayments. This behavior is primarily due to economic and market conditions, the current interest rate environment and the ability of the borrowers to obtain alternative financing.

     Table 8 details the net interest margin for the most recent five quarters.

TABLE 8  -  NET INTEREST MARGIN   (taxable-equivalent)
-------------------------------------------------------------------------------------------------------------
                                                           1998                            1997
-------------------------------------------------------------------------------------------------------------
                                               Third      Second       First       Fourth        Third
                                              Quarter     Quarter     Quarter      Quarter      Quarter
-------------------------------------------------------------------------------------------------------------
Yield on earning assets ............           8.00 %      8.17 %      8.19 %       8.09%         8.27%
Rate on interest-bearing liabilities           4.47        4.43        4.42         4.41          4.35
-------------------------------------------------------------------------------------------------------------
    Net interest spread ............           3.53        3.74        3.77         3.68          3.92
Contribution of
    noninterest-bearing funds ......           0.89        0.89        0.82         0.89          0.86
-------------------------------------------------------------------------------------------------------------
    Net interest margin ............           4.42 %      4.63 %      4.59 %       4.57%         4.78%
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......          20.01 %     19.94 %     18.78 %      20.09%        19.82%
-------------------------------------------------------------------------------------------------------------

     The net interest margin was 4.42% for the third quarter of 1998, down 36 basis points from the third quarter of 1997, and down 21 basis points from the second quarter of 1998. The positive effects of the change in the mix of earning assets was partially offset by the shift in the mix of funding sources toward market rate funds, and when compared to the third quarter of 1997, the negative impact of declining loan yields. In the third quarter of 1998, 57.1% of Hibernia's earning assets were supported by market-rate funds compared to 53.4% in the same period in 1997. The attractive introductory rates offered on Hibernia's Equity PrimeLine(R) loan product and Tower Super SavingsSM account during 1997 illustrate the pricing strategies necessary to successfully promote products in the current competitive environment.

     The $3.0 million adjustment related to revenue-sharing arrangements with certain automobile dealers described above negatively impacted the net interest margin in the third quarter of 1998 (approximately ten basis points) and in the first nine months of 1998 (approximately three basis points). In addition, the net interest margin was reduced in the third quarter of 1998 and in the first nine months of 1998 (approximately three basis points in each period) by the funding cost of a transaction designed to utilize capital losses. The income associated with this transaction will be recorded as a securities gain in noninterest income rather than in net interest income. On a normalized basis, the net interest margin would have been 4.53% in the third quarter of 1998 and 4.61% for the first nine months of 1998.


     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 1998 and the second quarter of 1998 and between the third quarter of 1998 and the third quarter of 1997.

------------------------------------------------------------------------------------------------------------------
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
------------------------------------------------------------------------------------------------------------------
                                                        Third Quarter 1998 Compared to:
------------------------------------------------------------------------------------------------------------------
                                            Second Quarter 1998                   Third Quarter 1997
------------------------------------------------------------------------------------------------------------------
                                                       Increase (Decrease) Due to Change In:
------------------------------------------------------------------------------------------------------------------
($ in thousands)                        Volume       Rate      Total       Volume        Rate         Total
------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............  $  3,125   $    300   $  3,425    $  19,111   $   (1,952)   $  17,159
     Small business loans ..........     1,689       (739)       950        2,707       (1,071)       1,636
     Consumer loans ................     4,463     (2,739)     1,724       15,272       (3,895)      11,377
------------------------------------------------------------------------------------------------------------------
         Loans .....................     9,277     (3,178)     6,099       37,090       (6,918)      30,172
------------------------------------------------------------------------------------------------------------------
     Securities available for sale .    (1,995)      (976)    (2,971)      (2,393)      (3,068)      (5,461)
     Short-term investments ........       339        139        478         (378)         288          (90)
------------------------------------------------------------------------------------------------------------------
           Total ...................     7,621     (4,015)     3,606       34,319       (9,698)      24,621
------------------------------------------------------------------------------------------------------------------
Interest paid on:
     NOW accounts ..................       (30)      (141)      (171)      (1,257)         719         (538)
     Money market
         deposit accounts ..........        59        495        554        1,187           15        1,202
     Savings accounts ..............       739        572      1,311        2,523        1,101        3,624
     Other consumer time deposits ..      (543)       249       (294)        (980)        (244)      (1,224)
     Public fund certificates of
         deposit of $100,000 or more      (543)        23       (520)        (357)        (418)        (775)
     Certificates of deposit
         of $100,000 or more .......       187        147        334          730          235          965
     Foreign deposits ..............       360         30        390        1,862           (9)       1,853
     Federal funds purchased .......     2,739        167      2,906        1,467            7        1,474
     Repurchase agreements .........       104        114        218          697           10          707
     Debt ..........................        (3)       281        278        9,320          (89)       9,231
------------------------------------------------------------------------------------------------------------------
           Total ...................     3,069      1,937      5,006       15,192        1,327       16,519
------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
     net interest income ...........  $  4,552   $ (5,952)  $ (1,400)   $  19,127   $  (11,025)   $   8,102
==================================================================================================================
(1)   Change due to mix (both volume and rate) has been  allocated to volume and rate changes in  proportion  to the  relationship  of the absolute  dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 22 and 23 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended September 30, 1998, June 30, 1998 and September 30, 1997, and for the first nine months of 1998 and 1997.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
------------------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                       Third Quarter 1998                    Second Quarter 1998
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average                                 Average
interest $ in thousands)                                  Balance       Interest      Rate        Balance       Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................     $  3,604.6     $  77,937      8.58%    $  3,460.0     $   74,512     8.64%
    Small business loans ..........................        1,876.1        43,658      9.23        1,803.9         42,708     9.50
    Consumer loans ................................        3,867.1        78,775      8.10        3,650.9         77,051     8.46
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................        9,347.8       200,370      8.51        8,914.8        194,271     8.74
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................        2,472.6        38,936      6.29        2,598.3         41,907     6.45
    Short-term investments ........................          275.8         4,214      6.06          253.3          3,736     5.91
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............       12,096.2     $ 243,520      8.00%      11,766.4     $  239,914     8.17%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................         (124.4)                                (121.6)
Noninterest-earning assets:
    Cash and due from banks .......................          417.6                                  429.9
    Other assets ..................................          549.0                                  548.3
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........          966.6                                  978.2
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................     $ 12,938.4                             $ 12,623.0
====================================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................     $    320.7     $   2,865      3.54%    $    323.9     $    3,036     3.76%
        Money market deposit accounts .............        1,960.1        12,978      2.63        1,950.9         12,424     2.55
        Savings accounts ..........................        1,181.1        10,136      3.40        1,092.7          8,825     3.24
        Other consumer time deposits ..............        2,902.1        37,920      5.18        2,943.8         38,214     5.21
        Public fund certificates of deposit
            of $100,000 or more ...................          972.4        13,123      5.35        1,012.6         13,643     5.40
        Certificates of deposit of $100,000 or more          574.6         7,791      5.38          560.7          7,457     5.33
        Foreign time deposits .....................          238.3         3,151      5.25          211.0          2,761     5.25
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......        8,149.3        87,964      4.28        8,095.6         86,360     4.28
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................          429.6         6,098      5.63          236.1          3,192     5.42
        Repurchase agreements .....................          391.0         4,890      4.96          382.6          4,672     4.90
    Debt ..........................................          706.0        10,133      5.69          706.2          9,855     5.60
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........        9,675.9     $ 109,085      4.47%       9,420.5     $  104,079     4.43%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................        1,789.4                                1,795.2
    Other liabilities .............................          197.6                                  164.3
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....        1,987.0                                1,959.5
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................        1,275.5                                1,243.0
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity      $ 12,938.4                             $ 12,623.0
====================================================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                    3.53%                                 3.74%
Cost of funds supporting interest-earning assets ..                                    3.58%                                 3.54%
Net interest income/margin ........................                    $ 134,435       4.42%                 $  135,835      4.63%
====================================================================================================================================
----------------
(1)  Based on the  statutory  income  tax rate of 35%.  (2)  Yield  computations include nonaccrual loans in loans outstanding.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries                                                                     Nine Months Ended
Taxable-equivalent basis (1)                                       Third Quarter 1997                    September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average                                  Average
interest $ in thousands)                                  Balance       Interest      Rate         Balance      Interest       Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................    $   2,723.2    $  60,778       8.85%    $   3,429.8     $ 220,300       8.59%
    Small business loans ..........................        1,760.6       42,022       9.47         1,839.1       129,783       9.43
    Consumer loans ................................        3,125.6       67,398       8.57         3,663.6       228,157       8.32
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................        7,609.4      170,198       8.88         8,932.5       578,240       8.65
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................        2,618.3       44,397       6.78         2,587.4       126,247       6.51
    Short-term investments ........................          301.2        4,304       5.67           270.3        11,934       5.90
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............       10,528.9    $ 218,899       8.27%       11,790.2     $ 716,421       8.12%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................         (134.4)                                 (123.0)
Noninterest-earning assets:
    Cash and due from banks .......................          436.3                                   435.6
    Other assets ..................................          553.6                                   585.0
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........          989.9                                 1,020.6
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................    $  11,384.4                             $  12,687.8
====================================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................    $     474.5    $   3,403       2.85%    $     349.1     $   9,063       3.47%
        Money market deposit accounts .............        1,780.8       11,776       2.62         1,944.4        37,409       2.57
        Savings accounts ..........................          874.8        6,512       2.95         1,085.5        26,724       3.29
        Other consumer time deposits ..............        2,977.0       39,144       5.22         2,928.8       114,306       5.22
        Public fund certificates of deposit
            of $100,000 or more ...................          998.4       13,898       5.52         1,002.9        40,551       5.41
        Certificates of deposit of $100,000 or more          520.3        6,826       5.20           573.9        22,698       5.29
        Foreign time deposits .....................           97.5        1,298       5.28           203.7         8,012       5.26
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......        7,723.3       82,857       4.26         8,088.3       258,763       4.28
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................          326.2        4,624       5.62           330.0        13,718       5.56
        Repurchase agreements .....................          335.3        4,183       4.95           381.2        14,023       4.92
    Debt ..........................................           57.1          902       6.26           680.9        28,562       5.61
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........        8,441.9    $  92,566       4.35%        9,480.4     $ 315,066       4.44%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................        1,626.1                                 1,779.0
    Other liabilities .............................          163.2                                   183.2
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....        1,789.3                                 1,962.2
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................        1,153.2                                 1,245.2
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity     $  11,384.4                             $  12,687.8
====================================================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                   3.92%                                    3.68%
Cost of funds supporting interest-earning assets ..                                   3.49%                                    3.57%
Net interest income/margin ........................                   $ 126,333       4.78%                    $ 401,355       4.55%
====================================================================================================================================
----------------
(1)  Based on the  statutory  income  tax rate of 35%.  (2)  Yield  computations include nonaccrual loans in loans outstanding.

--------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (CONTINUED)
--------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries                                Nine Months Ended
Taxable-equivalent basis (1)                                        September 30, 1997
--------------------------------------------------------------------------------------------------
(Average balances $ in millions,                           Average
interest $ in thousands)                                   Balance      Interest       Rate
--------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................      $  2,556.5    $ 168,475       8.81%
    Small business loans ..........................         1,648.3      116,666       9.46
    Consumer loans ................................         2,973.2      193,394       8.69
--------------------------------------------------------------------------------------------------
        Total loans (2) ...........................         7,178.0      478,535       8.91
--------------------------------------------------------------------------------------------------
    Securities available for sale .................         2,680.3      135,561       6.75
    Short-term investments ........................           300.8       12,364       5.50
--------------------------------------------------------------------------------------------------
        Total interest-earning assets .............        10,159.1    $ 626,460       8.24%
--------------------------------------------------------------------------------------------------
Reserve for possible loan losses Noninterest-earning assets:
    Cash and due from banks .......................           434.8
    Other assets ..................................           543.6
--------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........           978.4
--------------------------------------------------------------------------------------------------
        Total assets ..............................      $ 11,000.9
==================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................      $    524.3    $  10,868       2.77%
        Money market deposit accounts .............         1,736.8       33,283       2.56
        Savings accounts ..........................           754.9       16,061       2.84
        Other consumer time deposits ..............         2,942.3      114,995       5.23
        Public fund certificates of deposit
            of $100,000 or more ...................         1,025.8       42,227       5.50
        Certificates of deposit of $100,000 or more           496.0       19,185       5.17
        Foreign time deposits .....................            82.2        3,255       5.29
--------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......         7,562.3      239,874       4.24
--------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................           178.8        7,335       5.49
        Repurchase agreements .....................           337.2       12,297       4.88
    Debt ..........................................            40.0        1,876       6.26
--------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........         8,118.3    $ 261,382       4.30%
--------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................         1,603.0
    Other liabilities .............................           165.1
--------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....         1,768.1
--------------------------------------------------------------------------------------------------
Total shareholders' equity ........................         1,114.5
--------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity       $ 11,000.9
==================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                    3.94%
Cost of funds supporting interest-earning assets ..                                    3.44%
Net interest income/margin ........................                    $ 365,078       4.80%
==================================================================================================
------------
(1)  Based on the  statutory  income  tax rate of 35%.  (2)  Yield  computations include nonaccrual loans in loans outstanding.


NONINTEREST INCOME

Noninterest income for the third quarter of 1998 was up $10.5 million (28%) to $48.3 million compared to the same period of 1997. For the first nine months of 1998 compared to the same period in 1997, noninterest income was up $23.9 million (21%). Excluding securities transactions noninterest income increased $7.9 million (21%) in the third quarter of 1998 over the third quarter of 1997, and was up $20.8 million (19%) for the first nine months of 1998 compared to the same period in 1997. The major categories of noninterest income for the three months and nine months ended September 30, 1998 and 1997 are presented in Table 10.

-----------------------------------------------------------------------------------------------------------------------------
TABLE 10  -  NONINTEREST INCOME
-----------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                     Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                     Percentage                              Percentage
                                            Sept. 30      Sept. 30    Increase  Sept. 30       Sept. 30       Increase
($ in thousands)                              1998          1997     (Decrease)   1998           1997        (Decrease)
-----------------------------------------------------------------------------------------------------------------------------
Service charges on deposits .........       $21,868       $20,033        9%    $ 62,585       $ 57,410           9%
Trust fees ..........................         4,204         3,871        9       12,499         11,480           9
Other service, collection and
    exchange charges:
       Mortgage loan fees ...........         3,840         2,706       42       10,778          7,013          54
       Retail investment service fees         4,515         3,252       39       12,841          9,045          42
       ATM fees .....................         2,693         2,311       17        7,599          6,675          14
       Other fees ...................         4,679         3,384       38       13,146         10,175          29
-----------------------------------------------------------------------------------------------------------------------------
Total other service, collection
    and exchange charges ............        15,727        11,653       35       44,364         32,908          35
-----------------------------------------------------------------------------------------------------------------------------
Other income ........................         3,845         2,235       72       12,660          9,480          34
Securities gains (losses), net ......         2,687            75      N/M        3,601            494         629
-----------------------------------------------------------------------------------------------------------------------------
    Total noninterest income ........       $48,331       $37,867       28%    $135,709       $111,772          21%
=============================================================================================================================
---------------
N/M = Not meaningful

     Service charges on deposits increased $1.8 million (9%) for the third quarter of 1998 and $5.2 million (9%) for the first nine months of 1998 over the comparable periods in 1997 primarily due to increases in the number of accounts and commercial account analysis fees.

     Trust fees were up $0.3 million (9%) in the third quarter of 1998 and $1.0 million (9%) for the first nine months of 1998 compared to the same periods in 1997 primarily due to new business and market value increases.

     Other service, collection and exchange charges were up $4.1 million (35%) and $11.5 million (35%) in the third quarter and the first nine months of 1998, respectively, compared to the same periods in 1997. Increases in fees from mortgage processing, underwriting and servicing; retail investment services; ATMs; and debit and credit cards were the major factors contributing to the growth.

     Mortgage loan fees increased $1.1 million in the third quarter and $3.8 million in the first nine months of 1998 compared to the same periods in 1997. These increases were primarily due to an increase in mortgage lending activity. In the first nine months of 1998, Hibernia processed more than $1.6 billion in residential first mortgages as compared to $1.1 billion in all of 1997.

     Market conditions and financial products attractive to consumers such as mutual funds and discount brokerage services fueled a $1.3 million increase in retail investment service fees for the third quarter and a $3.8 million increase in the first nine months of 1998 over the comparable periods in 1997. Hibernia's upgraded and expanded ATM network and an increase in the number of transactions resulted in a $0.4 million increase in ATM fees for the third quarter and a $0.9 million increase in the first nine months of 1998 over the comparable periods in 1997. Fees resulting from Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses primarily led to an increase in other fees of $1.3 million for the third quarter of 1998 and $3.0 million for the first nine months of 1998, compared to the same periods in 1997.

     Other income was up $1.6 million (72%) for the third quarter of 1998 and $3.2 million (34%) for the first nine months of 1998 primarily due to gains associated with the sale of mortgage loans.

     Securities gains totaled $2.7 million in the third quarter of 1998 and $3.6 million in the first nine months of 1998. Due to the current interest rate environment the Company liquidated high quality securities for a $1.3 million gain and used the proceeds to buy similar credit quality securities with a higher yield. The remainder of the gain in the third quarter of 1998 resulted primarily from a transaction designed to utilize capital losses.


NONINTEREST EXPENSE

In the third quarter of 1998, noninterest expense totaled $102.3 million, a $0.3 million decrease from the third quarter of 1997. Noninterest expense was up $13.8 million (5%) for the first nine months of 1998, compared to the same period in 1997 primarily due to increases in staff costs, data processing and the amortization of intangibles. Noninterest expense for the three months and nine months ended September 30, 1998 and 1997 is presented by major category in Table 11.

------------------------------------------------------------------------------------------------------------------------
TABLE 11  -  NONINTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                   Nine Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                              Percentage                                Percentage
                                       Sept. 30     Sept. 30   Increase   Sept. 30       Sept. 30        Increase
($ in thousands)                         1998         1997    (Decrease)    1998           1997         (Decrease)
------------------------------------------------------------------------------------------------------------------------
Salaries ........................    $  45,133     $ 43,738       3%    $ 132,518      $ 123,146              8%
Benefits ........................        7,203        7,561      (5)       22,613         23,449             (4)
------------------------------------------------------------------------------------------------------------------------
    Total staff costs ...........       52,336       51,299       2       155,131        146,595              6
------------------------------------------------------------------------------------------------------------------------
Occupancy, net ..................        8,141        8,742      (7)       26,142         25,463              3
Equipment .......................        7,752        8,022      (3)       22,925         23,488             (2)
------------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment       15,893       16,764      (5)       49,067         48,951              -
------------------------------------------------------------------------------------------------------------------------
Data processing .................        7,290        7,004       4        20,769         18,533             12
Telecommunications ..............        2,684        2,682       -         8,836          8,472              4
Advertising and promotional
    expenses ....................        3,737        3,512       6        12,528         11,739              7
Postage .........................        1,597        1,661      (4)        5,242          5,200              1
Stationery and supplies .........        1,910        2,066      (8)        5,833          6,426             (9)
Professional fees ...............          991        1,636     (39)        4,864          4,983             (2)
Regulatory expense ..............          699          751      (7)        2,067          2,138             (3)
Loan collection expense .........          982          872      13         3,168          2,647             20
Foreclosed property expense, net          (371)         114     N/M        (1,020)          (442)          (131)
Amortization of intangibles .....        4,072        3,602      13        12,182         10,908             12
Other ...........................       10,473       10,618      (1)       33,804         32,547              4
------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ...    $ 102,293     $102,581       -%    $ 312,471      $ 298,697              5%
------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (1)................     56.80%       62.50%                58.57%         62.70%
Tangible efficiency ratio (2).......     55.15%       60.50%                56.87%         60.59%
========================================================================================================================
---------------
(1)    Noninterest  expense as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).
(2)    Noninterest  expense  (excluding   amortization  of  purchase  accounting
       intangibles)  as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).
N/M = Not meaningful

     Staff costs, which represent approximately 50% of noninterest expense, increased $1.0 million (2%) in the third quarter of 1998 and $8.5 million (6%) for the first nine months of 1998 compared to the same periods a year ago. Higher accruals for performance based incentives and bonuses and normal merit increases were major factors contributing to the increase in staff costs.


     Occupancy and equipment expenses decreased $0.9 million (5%) in the third quarter of 1998, compared to the third quarter of 1997 as the 1997 periods included higher expenses associated with merger banks. Expenses remained virtually unchanged for the first nine months of 1998 over the comparable period in 1997; however, the second quarter of 1998 included the establishment of a $2.0 million reserve to improve customer delivery convenience by optimizing an expanding banking office network. On a normalized basis, occupancy and equipment expense decreased $1.9 million (4%) in the first nine months of 1998 compared to the same period in 1997.

     Data processing expenses increased $0.3 million (4%) for the third quarter of 1998, compared to the third quarter of 1997. For the first nine months of 1998, data processing expenses increased $2.2 million (12%). These increases were primarily due to expenses related to continued improvements in technology, Year 2000 compliance and increased transaction volume related to growth in the Company's customer base.

     Foreclosed property expense decreased $0.5 million and $0.6 million (131%) in the third quarter and first nine months of 1998 over the comparable periods in 1997 primarily due to significant gains on the sale of several properties during 1998.

     Amortization of intangibles, a noncash expense, increased $0.5 million to $4.1 million in the third quarter of 1998 compared to the third quarter of 1997, and increased $1.3 million to $12.2 million for the first nine months of 1998 compared to the first nine months of 1997. This increase is primarily due to an increase in the amortization of mortgage servicing rights resulting from the growth in mortgage lending activity.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure that management uses to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio was 56.80% for the third quarter of 1998 compared to 62.50% for the same period in 1997. This ratio for the first nine months of 1998 improved from 62.70% for the first nine months of 1997 to 58.57% for the first nine months of 1998.

     The tangible efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 55.15% for the third quarter of 1998, a 535 basis point improvement from 60.50% for the same period of 1997. For the first nine months of 1998, the tangible efficiency ratio was 56.87% compared to 60.59% for the first nine months of 1997. The improvement in efficiency for both periods in 1998 reflects higher revenue growth rates compared to expense growth rates. The Company expects this ratio to decline further in future periods. The declines are expected to result from achievement of cost efficiencies contemplated in completed and pending mergers, enhancement of noninterest revenue sources and increased net interest income.


YEAR 2000

A team comprised of Hibernia employees and representatives of the Company's third party data processor was formed in early 1997 to address Year 2000 issues. The team's plan is to achieve Year 2000 compliance for all mainframe application systems, local area network application systems, departmental and vendor application systems and its infrastructure by the end of the second quarter 1999. In addition to testing and making appropriate changes to its own internal systems, the Company continues to discuss Year 2000 issues and their potential impact on business operations with many of its customers and suppliers.

     As of September 30, 1998, the Company has converted 18 of its 37 mission critical systems and plans to substantially complete unit testing and remediation on mission critical systems by the end of 1998. Unit testing and validations began in the third quarter of 1998 and are scheduled throughout 1999 to continuously reaffirm the Year 2000 compliance of mission critical systems. Non-mission critical systems are expected to be Year 2000 compliant prior to or during the second quarter of 1999. All date-reliant infrastructure components have been verified to be Year 2000 compliant. The Company and its data-processing vendors and service providers will monitor progress and implement contingency plans in the event that such procedures fail to achieve their objectives.

     The Company expects to continue incurring charges related to Year 2000 compliance; however, the majority of the costs associated with these efforts are the responsibility of the Company's third party data processor which also provides many of the Company's software applications. Contract specifications require the Company's third party data processor to ensure that all systems meet Year 2000 compliance and other banking regulations. Hibernia plans to supplement its vendors' efforts with an additional $1.0 million to $1.5 million investment spread throughout 1998 and 1999, much of which has already been expensed, in order to upgrade ATMs, hardware, software and other technology. This investment will be funded through operating cash flows and will be expensed as incurred.

     In the third quarter of 1998 and in the first nine months of 1998, the Company incurred expenses amounting to approximately $0.9 million and $1.0 million, respectively. Year 2000 expenses were spread throughout a number of noninterest expense categories and do not include computer equipment and software that was scheduled to be replaced in the normal course of business.

     The Company's estimate of Year 2000 investment costs and the estimated time periods set forth above by which the Company expects to substantially complete mission critical system programming and testing and implementation are based upon management's best current estimates, which were derived utilizing numerous assumptions about future events. There can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Because of the critical nature of the Year 2000 issues to our business and to all of the financial services industry, if necessary modifications are not made the Company's operations could be materially impacted. Hibernia and its data processing vendors remain on schedule to ensure achievement of Year 2000 compliance, therefore, an adverse impact on the Company's operations is not expected.


INCOME TAXES

The Company recorded $23.0 million in income tax expense in the third quarter of 1998, a $2.8 million (14%) increase from $20.2 million in the third quarter of 1997 as pretax income rose 19%. For the first nine months of 1998, income tax expense totaled $68.6 million, up 17% compared to $58.7 million for the first nine months of 1997.

     Hibernia National Bank is subject to a Louisiana shareholders' tax based partly on income. The income portion of this tax is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. Hibernia National Bank of Texas is subject to Texas franchise tax.


CAPITAL

Shareholders' equity totaled $1,308.5 million at September 30, 1998 compared to $1,170.5 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $164.2 million, the issuance of $16.1 million of common stock and a $26.7 million change in unrealized gains (losses) on securities available for sale, partially offset by a $7.7 million increase in unearned compensation, $55.4 million in dividends declared on common stock and $6.9 million in dividends declared on preferred stock. Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

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


---------------------------------------------------------------------------------------------------------------------------------
TABLE 12  -  CAPITAL
---------------------------------------------------------------------------------------------------------------------------------
                                           Sept. 30          June 30          March 31           Dec. 31          Sept. 30
($ in millions)                              1998              1998             1998               1997              1997
---------------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................       $    1,118.2      $    1,083.4      $    1,057.8      $    1,021.8      $      995.7
    Total ......................            1,245.0           1,205.7           1,174.9           1,135.4           1,100.6

Assets:
    Quarterly average assets (1)           12,766.1          12,453.9          12,321.3          11,806.8          11,213.6
    Net risk-adjusted assets ...           10,145.8           9,783.4           9,370.0           9,076.5           8,368.9

Ratios:
    Tier 1 risk-based capital ..              11.02%            11.07%            11.29%            11.26%            11.90%
    Total risk-based capital ...              12.27             12.32             12.54             12.51             13.15
    Leverage ...................               8.76              8.70              8.58              8.65              8.88
=================================================================================================================================
--------------
(1) Excluding SFAS No. 115 adjustment and disallowed intangibles.


LIQUIDITY

Liquidity is a measure of ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. Liquidity needs can be met by generating profits, attracting new deposits, converting assets (such as short-term investments, securities available for sale and loans) to cash and increasing borrowings. Management monitors liquidity through a periodic review of maturity profiles, yield and rate behaviors, and loan and deposit forecasts to minimize funding risks.

     The loan-to-deposit ratio, one measure of liquidity, was 96.7% at September 30, 1998, 92.1% at June 30, 1998 and 83.4% at September 30, 1997. Another
indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 19.7% of Hibernia's loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 1998, up 104 basis points from the second quarter of 1998 and up 39 basis points from the third quarter of 1997. The level of large liability dependence is within limits established by management to maintain liquidity and safety.

     Attracting and retaining core deposits are the Company's primary sources of liquidity. Hibernia's extensive retail office network, aided by the promotion of attractive deposit products, provided $8.1 billion in core deposits at September 30, 1998, up $0.4 billion (5%) from $7.8 billion a year earlier. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds.

     Large-denomination certificates of deposit, public funds, and funds that can be purchased through the Banks' memberships in the Federal Home Loan Bank of Dallas and from correspondent banks are additional sources of liquidity. The Company can also raise additional funds through the sale of securities registered on the shelf registration discussed in the Capital section.

The discussion above, entitled "Year 2000," includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Hibernia of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or effects of issues related to the year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that remediation efforts and contingency plans will not operate as intended, the Company's failure to timely or completely identify all software and hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of Year 2000 issues on the banking industry and on the Company's customers, vendors, and others with whom it does business. Readers are cautioned not to place undue reliance on these forward looking statements.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              Hibernia has filed a complaint against First Guaranty Bank in which Hibernia seeks to compel First Guaranty to comply with its obligations under the merger agreement signed by the two parties in June of this year. Discovery in this litigation does not seek monetary damages.


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

EXHIBIT           DESCRIPTION


3.1 Exhibit 3.1 to the Quarterly Report on Form 10-Q (as amended) for the fiscal quarter year ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2 Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13 Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.14 Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Hibernia Corporation Executive Life
                  Insurance Plan)

10.16 Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Commission by the Registrant (Registration No. 33-26871) is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

10.35 Exhibit A to the Registrant's definitive proxy statement dated March 23, 1993 relating to its 1993 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation)

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.37 Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between J. Herbert Boydstun and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E.R. "Bo" Campbell and Hibernia Corporation)

10.39 Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between B.D. Flurry and Hibernia Corporation)

10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996))

10.44 Exhibit 10.44 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant)

10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference(Employment Agreement between Randall
                  A. Howard and Hibernia Corporation)

27                Financial Data Schedule


99.1 Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 24, 1998 is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 1997)


99.2 Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 24, 1998 is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1997)




              (b)     Reports on Form 8-K

                      A report on Form 8-K dated July 22, 1998, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated August 26, 1998, was filed by the registrant reporting Item 5 Other Events.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                    HIBERNIA CORPORATION
                                    (Registrant)

Date:    November 13, 1998          By: /s/ Ron E. Samford, Jr.
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