Form 10-K
period 1998-12-31
HIBERNIA CORP
filed 1999-03-17
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998 Commission file No. 1-10294

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

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1999.

                Class A Common Stock, no par value $2,417,163,003

           State the aggregate number of shares outstanding of each of the Registrant's classes of common stock as of February 26, 1999.

                Class A Common Stock, no par value - 156,527,049

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1998, are incorporated by reference into Part III of this Report.

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

PART II
Item 5  Market of the Registrant's Common Equity and Related
                 Stockholder Matters                                        ***
Item 6  Selected Financial Data                                             ***
Item 7  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        ***
Item 7a Qualitative and Quantitative Disclosures About Market Risk          ***
Item 8  Financial Statements and Supplementary Data                         ***
Item 9  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       None

PART III (1)
Item 10 Directors and Executive Officers of the Registrant
Item 11 Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners and Management
Item 13 Certain Relationships and Related Transactions

PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
        (a)      Financial Statements
                         Report of Independent Auditors                     ***
                         Hibernia Corporation and Subsidiaries:
                                Consolidated Balance Sheets - December 31,
                                    1998 and 1997                           ***
                                Consolidated Income Statements - Years
                                    Ended December 31, 1998, 1997 and 1996  ***
                                Consolidated Statements of Changes in
                                    Shareholders' Equity - Years Ended
                                    December 31, 1998, 1997 and 1996        ***
                                Consolidated Statements of Cash Flows - Years
                                    Ended December 31, 1998, 1997 and 1996  ***
                                Notes to Consolidated Financial Statements  ***

         (b)      Reports on Form 8-K                                        **
                          Item 5 Other Event        December 1, 1998
                          Item 5 Other Event        December 4, 1998
                          Item 5 Other Event        March 11, 1999

         (c)      Exhibits                                                   **


* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.

** Reports on Form 8-K and Exhibits have been separately filed with the Commission.

(1) The material required by Items 10 through 13 is incorporated by reference to the Company's definitive Proxy Statement which will be filed with the Commission within 120 days of December 31, 1998; however, the "Report of Executive Compensation Committee" and the "Performance Graph" contained therein are not incorporated herein by reference.

PART I


ITEM 1. BUSINESS

     Hibernia Corporation (Company or Hibernia) is a bank holding company organized in 1972 and, as of December 31, 1998, was the largest publicly traded bank holding company headquartered in Louisiana with assets of $14.0 billion and deposits of $10.6 billion. In 1998, the Company operated two wholly owned bank subsidiaries: Hibernia National Bank and Hibernia National Bank of Texas. Hibernia National Bank was chartered in Louisiana in 1933 and Hibernia National Bank of Texas, formerly The Texarkana National Bank, was chartered in 1887. Effective January 1, 1999, Hibernia National Bank of Texas was merged with and into Hibernia National Bank (the Bank) resulting in one bank in all markets. In addition to the bank subsidiary, the Company also owns two nonbank subsidiaries, Hibernia Capital Corporation (HCC) and Zachary Taylor Life Insurance Company (Zachary Taylor). HCC is a licensed Small Business Investment Company formed in 1995 to provide equity capital and long-term loans to small businesses. Zachary Taylor is currently inactive, and the Company has an agreement with the Federal Reserve Bank of Atlanta whereby the Company will not actively operate this subsidiary as an insurance company without Federal Reserve Board approval.

     As of December 31, 1998 the Company operated 238 banking locations in 33 Louisiana parishes and nine Texas counties and a mortgage loan introduction and brokerage services office in the southwestern part of Mississippi. During 1998, the Company completed mergers with four financial institutions with combined assets of $1.4 billion and 37 offices. Since the beginning of 1994, 21 mergers have been completed involving 23 banks with combined assets of $5.1 billion and 158 offices. Four mergers completed in 1998, two mergers in 1997, three mergers in 1996 and all mergers completed in 1995 and 1994 were accounted for as poolings of interests. Two additional mergers completed in 1996 were accounted for as purchase transactions.

     The Company offers a broad array of financial products and services, including consumer, small business, commercial, international, mortgage and private banking; leasing; venture capital; corporate finance; treasury management; trust and investment management; brokerage; and insurance.

     The Company also provides financial risk management products and advisory services to customers. These products are designed to assist customers in managing their exposure in the areas of interest rate, currency and commodity risks. The Company offers repurchase agreements, bankers acceptances, Eurodollar deposits, safekeeping of securities, U.S. Government and Government agency obligations, tax-free municipal obligations, reverse repurchase agreements, letters of credit, and collection and foreign exchange transactions. At December 31, 1998, the Company performed mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments, for over 54,000 residential loans.

     In addition, the Company offers a variety of agency, fiduciary, investment advisory, employee benefit and custodial services. Hibernia National Bank through Hibernia Insurance Agency, L.L.C. sells fixed annuities and life, health, disability, automobile, homeowner and commercial property and casualty insurance in retail markets. The Company also provides retail and discount brokerage services through a wholly owned subsidiary of Hibernia National Bank, Hibernia Investment Securities, Inc. (HISI). HISI is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

     The reserve for possible loan losses is comprised of specific reserves (assessed for each loan that is impaired or for which a probable loss has been identified), general reserves and an unallocated reserve. The Company evaluates its reserve for possible loan losses to establish the reserve at a level that is adequate to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors such as risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The reserve also considers trends in delinquencies and nonaccrual loans as well as the evolving portfolio mix in terms of collateral, relative loan size and the degree of seasoning in the various loan products.

     The methodology used to perform the review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. These changes are reflected in both the allocated and the unallocated reserves. The historical loss ratios, which are one of the key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. See "Reserve and Provision for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for a further discussion of the reserve for possible loan losses.

COMPETITION

     The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks for deposits, loans, and trust accounts and with savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Louisiana and Texas, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments and other services.

SUPERVISION AND REGULATION

     The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank Holding Company Act of 1956 (BHCA) and to supervision by the Board of Governors of the Federal Reserve System (FRB). The BHCA requires the Company to obtain the prior approval of the FRB for bank and non-bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC).

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

     HISI is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions through the Deputy Commissioner of Securities. HCC is regulated by the Small Business Administration. Zachary Taylor is regulated by the Louisiana Commissioner of Insurance. The Louisiana Commissioner of Insurance also regulates the licensing of Hibernia Insurance Agency, L.L.C. and those persons engaged in the sale of insurance products. The Texas Commissioner of Insurance performs a similar function in Texas, although the Bank is not currently engaged in the types of activities regulated by the Texas Commissioner of Insurance other than the sale of credit life insurance.

LOAN PORTFOLIO

     The amounts and percentages of loans outstanding by type are as follows:

-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                 1998             1997               1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------
                                      % of              % of              % of              % of              % of
                           Amount    Total   Amount    Total   Amount    Total   Amount    Total   Amount    Total
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural        $ 3,189,806   32%  $2,503,807   30%  $1,841,275   28%  $1,380,517   26%  $1,024,586   24%

Real estate - construction    167,542    2      110,203    1       85,809    1       48,767    1       60,953    1

Real estate - mortgage      4,508,621   45    3,853,570   47    3,105,126   46    2,503,025   47    2,154,577   50

Consumer                    1,590,501   16    1,466,220   18    1,476,349   22    1,242,293   24      944,658   22

Lease financing                32,869    -       31,031    -       16,162    -            -    -            -    -

All other                     516,843    5      321,661    4      213,659    3      110,440    2      105,017    3
-----------------------------------------------------------------------------------------------------------------------
                          $10,006,182  100%  $8,286,492  100%  $6,738,380  100%  $5,285,042  100%  $4,289,791  100%
=======================================================================================================================


SELECTED LOAN MATURITIES

     The following table shows selected categories of loans outstanding as of December 31, 1998, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.

----------------------------------------------------------------------------------------
                                                      Maturing
----------------------------------------------------------------------------------------
                                               After One
                                  Within      But Within           After
$ in thousands)                 One Year      Five Years      Five Years         Total
----------------------------------------------------------------------------------------
Commercial, financial and
  agricultural                $1,016,184      $1,706,073        $467,549     $3,189,806

Real estate - construction        93,811          51,458          22,273        167,542
----------------------------------------------------------------------------------------
                              $1,109,995      $1,757,531        $489,822     $3,357,348
========================================================================================

----------------------------------------------------------------------------------------
                                 Interest Sensitivity
----------------------------------------------------------------------------------------
                                               Fixed             Variable
                                                Rate                 Rate
----------------------------------------------------------------------------------------
Due after one but within five years         $359,853           $1,397,678

Due after five years                         141,787              348,035
----------------------------------------------------------------------------------------
                                            $501,640           $1,745,713
========================================================================================

SUMMARY OF LOAN LOSS EXPERIENCE

     The following is a summary of activity in the reserve for possible loan losses:

-----------------------------------------------------------------------------------------------------------------------------------
                                                            Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                     1998              1997            1996             1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
Balance of reserve for
  possible loan losses
  at beginning of period         $124,381          $143,566        $165,099         $171,454        $203,202

Addition due to purchase
  transactions                          -               479           6,214                -               -

Loans charged off:
  Commercial, financial,
    and agricultural              (10,922)          (11,107)         (5,987)          (6,103)         (7,695)
  Real estate - construction         (151)              (50)            (76)             (14)            (54)
  Real estate - mortgage           (4,050)           (5,304)         (2,686)          (5,159)        (11,926)
  Consumer                        (24,425)          (28,874)        (27,140)         (14,659)        (12,601)
  All other                          (154)             (261)           (339)             (72)            (52)
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans charged off       (39,702)          (45,596)        (36,228)         (26,007)        (32,328)

Recoveries of loans
  previously charged off:
  Commercial, financial,
    and agricultural                2,974             3,702           6,833            7,927           7,685
  Real estate - construction          470               103             138              235              97
  Real estate - mortgage            6,542             8,647           5,357            5,738           7,912
  Consumer                          7,022            10,089           7,854            5,222           4,612
  All other                           289               243             426              114              84
-----------------------------------------------------------------------------------------------------------------------------------
    Total recoveries               17,297            22,784          20,608           19,236          20,390
-----------------------------------------------------------------------------------------------------------------------------------
Net loans charged off             (22,405)          (22,812)        (15,620)          (6,771)        (11,938)

 Additions to reserve
  charged to operating
  expense                          26,000             3,148         (12,127)             416         (19,810)

-----------------------------------------------------------------------------------------------------------------------------------

Balance at end of period         $127,976          $124,381        $143,566         $165,099        $171,454
===================================================================================================================================

Ratio of net charge-offs
  to average loans outstanding       0.25%             0.31%           0.26%            0.14%           0.30%
===================================================================================================================================

ALLOCATION OF RESERVE FOR POSSIBLE LOAN LOSSES

     The reserve for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. See "Reserve and Provision for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report to Shareholders for a discussion of the factors which influence management's judgment in determining the adequacy of the reserve for possible loan losses.

----------------------------------------------------------------------------------------------
($ in thousands)                    1998         1997        1996        1995       1994
----------------------------------------------------------------------------------------------
Reserve at end of period:
   Commercial, financial and
      agricultural              $ 27,466     $ 18,772    $ 18,508    $ 32,871   $ 43,735
   Real estate - construction        839          627         626         632      1,239
   Real estate - mortgage         12,653       17,526      21,170      42,441     57,729
   Consumer                       49,818       53,051      63,118      36,128     22,278
   Not allocated                  37,200       34,405      40,144      53,027     46,473
----------------------------------------------------------------------------------------------
                                $127,976     $124,381    $143,566    $165,099   $171,454
==============================================================================================


MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

     The following table shows large-denomination certificates of deposit as of December 31, 1998 by remaining maturity.

------------------------------------------------------------------
($ in thousands)                          Domestic        Foreign
------------------------------------------------------------------
3 months or less                        $  963,507       $321,537
Over 3 months through 6 months             336,130              -
Over 6 months through 12 months            271,913              -
Over 12 months through 5 years             116,304              -
Over 5 years                                21,901              -
------------------------------------------------------------------
     Total                              $1,709,755       $321,537
==================================================================

RECENT DEVELOPMENTS

     On March 11, 1999, Hibernia reported that it expected to add $18 million to its planned $12 million loan loss provision in the first quarter of 1999, bringing the total first-quarter loan loss provision to $30 million. The increase is primarily related to one credit consisting of unsecured loans to a large commercial customer which Hibernia has served with both lending and deposit services for more than 25 years and which recently filed for bankruptcy protection. Also affecting the loan loss provision is a loss on a loan made to a company that experienced internal fraud. That loan had been placed on nonaccrual status in the fourth quarter of 1998 and was disposed of completely through sale and charge-off during the first quarter of 1999, as planned.

     Hibernia further reported on March 11, 1999 that it expects to report first-quarter earnings per share, assuming dilution, that are approximately $0.10 lower than the $0.28 consensus estimate of analysts. This reduction consists of approximately $0.03 per share for costs related to Hibernia's merger with MarTex Bancshares, Inc. and approximately $0.07 per share for the additional loan loss provision.

     Hibernia also reported that looking ahead to additional March 31, 1999 results it believes that nonperforming assets could be up as much as $25 million compared to December 31, 1998. Hibernia projects the reserve for possible loan losses as a percentage of total loans to be approximately 1.44% at March 31, 1999, compared to 1.28% at year-end 1998 and 1.39% at March 31, 1998. Reserves as a percentage of nonperforming loans are expected to total approximately 230% at March 31, 1999, compared to 319% at year-end 1998 and 425% at March 31, 1998. Consistent with its policy, at year-end 1998, Hibernia had no commercial loans 90 days or more past due that were not on nonaccrual status. Hibernia expects to continue to adhere to this policy.

FORWARD-LOOKING STATEMENTS

     Statements in this Report Form 10-K that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this 10-K. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, credit quality, interest rates, loan demand and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in downtown New Orleans, Louisiana, in the downtown banking office of Hibernia National Bank. The Company leases its main office building and operations center under the terms of sale/leaseback agreements. The Company and the Bank consider all properties owned or leased to be suitable and adequate for their intended purposes and consider the terms of existing leases to be fair and reasonable.

     On December 31, 1998 the Company reported miscellaneous property with a net book value of $12,266,000. These properties include $9,618,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $2,648,000 of duplicate or excess bank-owned premises. See "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for a further discussion of these properties.

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

     J. HERBERT BOYDSTUN, 53, Chairman of the Southwest Region of the Company and Hibernia National Bank, assumed those responsibilities in 1996. Mr. Boydstun is also responsible for the Company's operations in Southeast Texas. Mr. Boydstun served as Southcentral/Northeast Regional Chairman from 1995 to 1996 and as Northeast Regional Chairman from August 1994 until 1995. Mr. Boydstun joined the Company in August 1994 following the merger of First Bancorp of Louisiana, Inc., a bank holding company headquartered in West Monroe, Louisiana, with and into the Company. Mr. Boydstun served as President of First Bancorp and as Chairman and Chief Executive Officer of First National Bank of West Monroe, the primary national banking subsidiary of First Bancorp, from 1982 to 1994. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

     E.R. "BO" CAMPBELL, 57, is Vice Chairman of the Board of Directors of the Company and Hibernia National Bank. Mr. Campbell also served on the Board of Directors of Hibernia National Bank of Texas, and as its Chairman during a portion of 1998, until that bank was merged into Hibernia National Bank. Mr. Campbell served as Northern Regional Chairman of the Company and Hibernia National Bank from January 1995 until 1997. Mr. Campbell joined Hibernia in that position following the merger of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport, Louisiana, with and into the Company. Mr. Campbell served from 1992 to 1994 as Chairman of the Board of Pioneer Bancshares and its Louisiana banking subsidiary, Pioneer Bank & Trust Company, and served as President of Pioneer Bancshares from 1977 to 1992.

     K. KIRK DOMINGOS III, 57, Senior Executive Vice President/Retail Arena and Technology of the Company and Hibernia National Bank, assumed those responsibilities in September 1997. Mr. Domingos is responsible for various retail lines of business and the overall administrative functions of the Company. Mr. Domingos has been employed by the Company and/or its subsidiaries since August 1975 and assumed the position of Senior Executive Vice President responsible for Support Services in August 1994 and the position of Executive Vice President and Administrative Executive of Hibernia National Bank in August 1991.

     B.D. FLURRY, 57, serves as Chairman of the Northern Region for the Company and Hibernia National Bank, a position he assumed in 1997 and which includes responsibility for the Company's operations in Northeast Texas. Mr. Flurry also served on the Board of Directors of Hibernia National Bank of Texas until that bank was merged into Hibernia National Bank. From January 1995 until 1997, Mr. Flurry served as the president of the Northern Region for the Company and Hibernia National Bank. Prior to joining Hibernia, Mr. Flurry served as President (from 1991 through 1994) of Pioneer Bank & Trust Company, a subsidiary of Pioneer Bancshares Corporation, a bank holding company headquartered in Shreveport, Louisiana that merged with and into Hibernia in January 1995. Mr. Flurry assumed primary responsibility for oversight of the Northeast Texas market at year-end 1996.

     MARSHA M. GASSAN,  46, serves as Senior  Executive  Vice  President,  Chief
Financial Officer and Treasurer of the Company and Hibernia National Bank, positions which she assumed in April 1996 (except for Treasurer, which she assumed during 1998). Prior to April 1996, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to 1994).

     STEPHEN A. HANSEL, 51, serves as President and Chief Executive Officer of the Company and Hibernia National Bank, positions which he assumed in March 1992. Mr. Hansel also serves on the Boards of Directors of the Company and Hibernia National Bank.

     RUSSELL S. HOADLEY, 54, serves as Executive Vice President/Employee and Public Relations for the Company and Hibernia National Bank, a position he assumed in 1994. From the time he joined the Company in July 1993 until his promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company. Prior to joining the Company, Mr. Hoadley served as Vice President/Director of Corporate Communications for Barnett Banks, Inc., a bank holding company based in Jacksonville, Florida, which position he held from 1988 to June 1993.

     RANDALL E. HOWARD, 51, serves as Chairman of the Southeast Region for the Company and Hibernia National Bank. Mr. Howard has served in that position since February 1998. Prior to that time, from 1987 to February 1998, Mr. Howard served as President and Chief Executive Officer of ArgentBank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into the Company in early 1998.

     SCOTT P. HOWARD, 51, serves as Senior Executive Vice President/Commercial Arena for the Company and Hibernia National Bank and has served in that position since March 1996. From May 1992 until March 1996, Mr. Howard served as Executive Vice President/Corporate and International Banking for Hibernia National Bank.

     RONALD E. SAMFORD, JR., 46, serves as Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company, which positions he has held since November 1992. Prior to joining Hibernia, Mr. Samford served as Senior Vice President and Chief Accounting Officer of TeamBank, a bank headquartered in Forth Worth, Texas from August 1990 to November 1992.

     RICHARD G. WRIGHT, 49, serves as Senior Executive Vice President and Chief Credit Officer of the Company, a position which he assumed in March 1996. From August 1994 until March 1996, Mr. Wright served as Executive Vice President/Credit Policy and Analysis of Hibernia National Bank, and from the time he joined the Company in May 1992 until August 1994, he served as Senior Vice President in the Credit and Asset Quality area of Hibernia National Bank.


PART IV

ITEM 14.  EXHIBITS

 EXHIBIT  DESCRIPTION

     3.1 Exhibit 3.1 to the Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

     3.2 Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

    10.13 Deferred   Compensation   Plan  for  Outside   Directors  of  Hibernia
          Corporation and its Subsidiaries, as amended to date

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

    10.44 Exhibit 10.44 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant)

    10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

    13 Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (1998 Annual Report to security holders of Hibernia Corporation).

    21    Subsidiaries of the Registrant

    23    Consent of Independent Auditors

    24    Powers of Attorney

    27    Financial Data Schedule

    99.1 Exhibit 99.1 to the Annual Report on Form 10-K dated June 24, 1998 filed with the Commission is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 1997)

    99.2 Exhibit 99.2 to the Annual Report on Form 10-K dated June 24, 1998 filed with the Commission is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1997)

SIGNATURES

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

                                            HIBERNIA CORPORATION
                                                    (Registrant)




                                            /s/ Stephen A. Hansel
                                            Stephen A. Hansel, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Marsha M. Gassan                      /s/ Ronald E. Samford, Jr.
Marsha M. Gassan                          Ronald E. Samford, Jr.
Senior Executive Vice President           Executive Vice President & Controller
Chief Financial Officer                   Chief Accounting Officer


Robert H. Boh*, Director                  Donald J. Nalty*, Director
J. Herbert Boydstun*, Director            Ray B. Nesbitt*, Director
E.R. "Bo" Campbell*, Director             William C. O'Malley*, Director
Richard W. Freeman, Jr.*, Director        James R. Peltier*, Director
Stephen A. Hansel*, Director              Robert T. Ratcliff*, Director
Dick H. Hearin*, Director                 Janee M. Tucker*, Director
Robert T. Holleman*, Director             Virginia E. Weinmann*, Director
Elton R. King*, Director                  Robert E. Zetzmann*, Director
Sidney W. Lassen*, Director



*By:     /s/ Gary L. Ryan
         Gary L. Ryan
         Attorney-in-fact