Form 10-Q
period 1999-03-31
HIBERNIA CORP
filed 1999-05-14
CIK 47288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1999                 Commission File Number 1-10294
                  ----------------                                       -------



                              HIBERNIA CORPORATION
             (Exact name of registrant as specified in its charter)



          Louisiana                                             72-0724532
-----------------------------                             ----------------------
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


Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at April 30, 1999
   ----------------------------------         -----------------------------
   Class A Common Stock, no par value               160,110,532 Shares


Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                               March 31           December 31       March 31
Unaudited ($ in thousands)                                            1999                1998             1998
------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks ..................................     $     508,588      $    567,057      $    512,150
  Short-term investments ...................................           206,930           377,964           266,524
  Securities available for sale ............................         2,751,068         2,761,701         2,767,690
  Mortgage loans held for sale .............................           243,764           281,434           212,754
  Loans, net of unearned income ............................        10,148,816         9,907,194         8,676,303
      Reserve for possible loan losses .....................          (150,008)         (130,347)         (123,574)
------------------------------------------------------------------------------------------------------------------------
          Loans, net .......................................         9,998,808         9,776,847         8,552,729
------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ..............................           193,489           194,723           194,986
  Customers' acceptance liability ..........................               224               331               248
  Other assets .............................................           380,791           369,827           361,903
------------------------------------------------------------------------------------------------------------------------
          Total assets .....................................     $  14,283,662      $ 14,329,884      $ 12,868,984
========================================================================================================================

Liabilities
  Deposits:
      Noninterest-bearing ..................................     $   1,942,742      $  2,065,770      $  1,871,575
      Interest-bearing .....................................         8,886,111         8,826,803         8,403,161
------------------------------------------------------------------------------------------------------------------------
          Total deposits ...................................        10,828,853        10,892,573        10,274,736
------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings ....................................         1,137,973         1,134,136           469,341
  Liability on acceptances .................................               224               331               248
  Other liabilities ........................................           161,500           151,905           161,798
  Debt .....................................................           805,480           806,337           707,344
------------------------------------------------------------------------------------------------------------------------
          Total liabilities ................................        12,934,030        12,985,282        11,613,467
------------------------------------------------------------------------------------------------------------------------

Shareholders' equity Preferred Stock, no par value:
   Authorized - 100,000,000 shares; 2,000,000 Series A
      issued and outstanding at March 31, 1999, December 31,
      1998 and March 31, 1998 ..............................           100,000           100,000           100,000
  Class A Common Stock, no par value:
    Authorized -  300,000,000  shares;  issued and  outstanding-
    160,097,236, 159,850,398 and  159,122,249 at March 31, 1999,
    December 31, 1998 and March 31, 1998, respectively......           307,387           306,913           305,515
  Surplus ..................................................           423,268           416,269           411,553
  Retained earnings ........................................           542,837           531,233           440,668
  Accumulated other comprehensive income ...................            13,891            27,938            15,168
  Unearned compensation ....................................           (37,751)          (37,751)          (17,387)
------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity .......................         1,349,632         1,344,602         1,255,517
------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity .......     $  14,283,662      $ 14,329,884      $ 12,868,984
========================================================================================================================
-------------
See notes to consolidated financial statements.


Consolidated Income Statements

Hibernia Corporation and Subsidiaries

Three Months Ended March 31
Unaudited ($ in thousands, except per-share data)                        1999               1998
---------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans .............................          $ 201,940           $ 183,751
    Interest on securities available for sale ..............             41,767              45,424
    Interest on short-term investments .....................              3,669               4,263
    Interest and fees on mortgage loans held for sale ......              3,712               2,844
---------------------------------------------------------------------------------------------------------
        Total interest income ..............................            251,088             236,282
---------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...................................             86,031              87,483
    Interest on short-term borrowings ......................             12,845               8,889
    Interest on debt .......................................             11,135               8,602
---------------------------------------------------------------------------------------------------------
        Total interest expense .............................            110,011             104,974
---------------------------------------------------------------------------------------------------------
Net interest income ........................................            141,077             131,308
    Provision for possible loan losses .....................             30,000               3,568
---------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses            111,077             127,740
---------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits ............................             22,602              20,089
    Trust fees .............................................              4,536               3,889
    Retail investment service fees .........................              5,448               3,575
    Mortgage loan origination and servicing fees ...........              4,502               3,304
    Other service, collection and exchange charges .........              8,026               6,650
    Other operating income .................................              6,062               3,438
    Securities gains (losses), net .........................                 41                 887
---------------------------------------------------------------------------------------------------------
        Total noninterest income ...........................             51,217              41,832
---------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits .........................             60,584              51,658
    Occupancy expense, net .................................              7,869               8,211
    Equipment expense ......................................              9,031               7,599
    Data processing expense ................................              8,066               7,032
    Advertising and promotional expense ....................              3,630               5,468
    Foreclosed property expense, net .......................               (371)                 (7)
    Amortization of intangibles ............................              4,525               4,043
    Other operating expense ................................             23,003              22,202
---------------------------------------------------------------------------------------------------------
        Total noninterest expense ..........................            116,337             106,206
---------------------------------------------------------------------------------------------------------
Income before income taxes .................................             45,957              63,366
Income tax expense .........................................             16,386              22,198
---------------------------------------------------------------------------------------------------------
Net income .................................................          $  29,571           $  41,168
=========================================================================================================
Net income applicable to common shareholders ...............          $  27,846           $  39,443
=========================================================================================================
Net income per common share ................................          $    0.18           $    0.25
=========================================================================================================
Net income per common share - assuming dilution ............          $    0.18           $    0.25
=========================================================================================================
-------------
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
($ in thousands, except per-share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                 Other
                                            Preferred     Common                   Retained  Comprehensive             Comprehensive
                                              Stock       Stock      Surplus       Earnings      Income       Other        Income
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998 ..........    $100,000    $306,913    $ 416,269     $ 531,233     $ 27,938     $(37,751)
Net income .............................           -           -            -        29,571            -            -     $ 29,571
Unrealized gains (losses) on securities,
   net of reclassification adjustments .           -           -            -             -      (14,047)           -      (14,047)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                                  $ 15,524
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................           -         468        1,632             -            -            -
   Restricted stock awards .............           -           6           43             -            -            -
   By pooled companies prior to merger .           -           -        5,387             -            -            -
Cash dividends declared:
   Common ($.105 per share) ............           -           -            -       (16,115)           -            -
   Preferred ($.8625 per share) ........           -           -            -        (1,725)           -            -
   By pooled companies prior to merger .           -           -            -          (127)           -            -
Other ..................................           -           -          (63)            -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999 .............    $100,000    $307,387    $ 423,268     $ 542,837     $ 13,891     $(37,751)
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                                                  Other
                                            Preferred    Common                   Retained    Comprehensive            Comprehensive
                                              Stock       Stock     Surplus       Earnings       Income        Other       Income
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 ..........    $100,000    $304,376    $ 403,250     $ 414,705     $ 15,422     $(17,387)
Net income .............................           -           -            -        41,168            -            -     $ 41,168
Unrealized gains (losses) on securitie
   net of reclassification adjustments .           -           -            -             -         (254)           -         (254)
Comprehensive income ...................                                                                                  $ 40,914
Issuance of common stock:
   Stock Option Plan ...................           -         254          780             -            -            -
   Restricted stock awards .............           -         847        7,244             -            -            -
Cash dividends declared:
   Common ($.09 per share) .............           -           -            -       (13,147)           -            -
   Preferred ($.8625 per share) ........           -           -            -        (1,725)           -            -
   By pooled companies prior to merger .           -           -            -          (333)           -
Other ..................................           -          38          279             -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1998 .............    $100,000    $305,515    $ 411,553     $ 440,668     $ 15,168     $(17,387)
====================================================================================================================================
----------------
See notes to consolidated financial statements


Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands)                                                            1999                   1998
------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income ............................................................          $  29,571           $    41,168
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses .............................             30,000                 3,568
         Amortization of intangibles and deferred charges ...............              4,475                 3,926
         Depreciation and amortization ..................................              8,146                 6,823
         Non-cash compensation expense ..................................              4,385                     -
         Premium amortization, net of discount accretion ................              1,832                   124
         Realized securities gains, net .................................                (41)                 (887)
         Gain on sale of assets .........................................               (747)                 (381)
         Provision for losses on foreclosed and other assets ............                166                   267
         Decrease (increase) in mortgage loans held for sale ............             37,670              (142,587)
         Decrease (increase) in deferred income tax asset ...............             (1,597)                  319
         Increase in interest receivable and other assets ...............             (2,559)               (7,695)
         Increase in interest payable and other liabilities .............              9,581                17,043
------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by operating activities .................            120,882               (78,312)
------------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................           (153,648)             (949,573)
  Proceeds from maturities of securities available for sale .............            119,805               506,133
  Proceeds from sales of securities available for sale ..................             21,080               413,634
  Net increase in loans .................................................           (224,666)             (274,194)
  Proceeds from sales of loans ..........................................              1,186                     -
  Purchases of loans ....................................................            (28,733)              (22,894)
  Purchases of premises, equipment and other assets .....................            (12,298)              (10,606)
  Proceeds from sales of foreclosed assets and excess bank-owned property              2,371                   834
  Proceeds from sales of premises, equipment and other assets ...........                123                   733
------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................           (274,780)             (335,933)
------------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in deposits ...................................            (63,720)              171,728
  Net increase (decrease) in short-term borrowings ......................              3,837              (250,620)
  Proceeds from issuance of debt ........................................                  -               200,000
  Payments on debt ......................................................               (857)                 (217)
  Proceeds from issuance of common stock ................................              3,102                 1,034
  Dividends paid ........................................................            (17,967)              (15,205)
------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities .................            (75,605)              106,720
------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................           (229,503)             (307,525)
Cash and cash equivalents at beginning of period ........................            945,021             1,086,199
------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................          $ 715,518           $   778,674
========================================================================================================================
---------------
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited

         Note 1 BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

         Note 2 MERGER AGREEMENTS On March 8, 1999 Hibernia Corporation (the Company) consummated a merger with MarTex Bancshares, Inc. (MarTex) accounted for as a pooling of interests, wherein the Company issued 3,450,000 shares of Class A Common Stock valued at $55,825,000, based on a per-share market value of $16.18125.

         Hibernia has signed an agreement with Chase Bank of Texas, N.A. (Chase) to purchase the assets and assume the liabilities of its Beaumont, Texas operations for $87 million. At March 31, 1999 the Beaumont operations of Chase had $168 million in loans and $459 million in deposits. This purchase transaction is expected to be consummated in the second quarter of 1999.

     The Company was a party to a definitive merger agreement with First Guaranty Bank (First Guaranty) which the Company and First Guaranty have agreed in principle to terminate. The terms of this termination include settling and dismissing litigation brought by the Company against First Guaranty related to the merger.


         Note 3 EMPLOYEE BENEFIT PLANS The Company's stock option plans provide incentive and non-qualified options to various key employees and non-employee directors. Options granted to directors upon inception of service as a director vest in six months and are granted at the fair market value of the stock at the date of grant. Until October 1997 those options were granted under the 1987 Stock Option Plan; since October 1997 those options have been granted under the 1993 Directors' Stock Option Plan. Options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant, and were granted at the fair market value of the stock at the date of grant.

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

         The following tables summarize the option activity in the plans during the first quarter of 1999. During 1997, the 1987 Stock Option Plan was terminated; therefore, at March 31, 1999 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.


                                                                                      Weighted
                                                                                       Average
                                         Incentive   Non-Qualified       Total      Exercise Price
--------------------------------------------------------------------------------------------------------

1987 Stock Option Plan:
Outstanding, December 31, 1998 ....        50,163      1,179,337       1,229,500      $    7.00
Canceled ..........................             -        (86,876)        (86,876)         18.80
Exercised .........................             -         (7,071)         (7,071)          7.54
--------------------------------------------------------------------------------------------------------
Outstanding, March 31, 1999 .......        50,163      1,085,390       1,135,553      $    6.09
--------------------------------------------------------------------------------------------------------
Exercisable, March 31, 1999 .......        50,163      1,085,390       1,135,553      $    6.09
========================================================================================================

Long-Term Incentive Plan:
Outstanding, December 31, 1998 ....        12,598      7,066,149       7,078,747      $   11.97
Granted ...........................             -      2,317,275       2,317,275          16.04
Canceled ..........................             -        (86,275)        (86,275)         15.85
Exercised .........................             -       (199,499)       (199,499)          8.38
--------------------------------------------------------------------------------------------------------
Outstanding, March 31, 1999 .......        12,598      9,097,650       9,110,248      $   13.04
--------------------------------------------------------------------------------------------------------
Exercisable, March 31, 1999 .......        12,598      4,044,302       4,056,900      $    9.18
--------------------------------------------------------------------------------------------------------
Available for grant, March 31, 1999                                    1,116,410
========================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, December 31, 1998 ....             -        335,000         335,000      $   12.21
Granted ...........................             -          5,000           5,000          17.00
Exercised .........................             -        (40,000)        (40,000)          9.79
--------------------------------------------------------------------------------------------------------
Outstanding, March 31, 1999 .......             -        300,000         300,000      $   12.61
--------------------------------------------------------------------------------------------------------
Exercisable, March 31, 1999 .......             -        141,250         141,250      $    9.22
--------------------------------------------------------------------------------------------------------
Available for grant, March 31, 1999                                      572,500
========================================================================================================

         In addition to the above option activity in the plans, 47,242 shares of restricted stock were awarded under the Long-Term Incentive Plan during the first quarter of 1999.

         Note 4 NET INCOME PER COMMON SHARE The following sets forth the computation of net income per common share and net income per common share assuming dilution.

-----------------------------------------------------------------------------------------------------
($ in thousands, except per-share data)                          Three Months Ended March 31
-----------------------------------------------------------------------------------------------------
                                                                  1999                 1998
-----------------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................              $ 29,571              $ 41,168
    Preferred stock dividends .....................                 1,725                 1,725
-----------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....                27,846                39,443
    Effect of dilutive securities .................                     -                     -
-----------------------------------------------------------------------------------------------------
   Numerator for net income per common
        share - assuming dilution .................              $ 27,846              $ 39,443
=====================================================================================================

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)           156,951,925           157,092,534
    Effect of dilutive securities:
        Stock options .............................             1,920,105             2,644,681
        Purchase warrants .........................                     -               183,177
        Restricted stock awards ...................                80,000                 5,250
-----------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................           158,952,030           159,925,642
-----------------------------------------------------------------------------------------------------
Net income per common share .......................              $   0.18              $   0.25
-----------------------------------------------------------------------------------------------------
Net income per common share - assuming dilution ...              $   0.18              $   0.25
=====================================================================================================

         The weighted average shares outstanding exclude average common shares held by the Company's Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 3,001,756 and 1,813,456 for the three months ended March 31, 1999 and 1998, respectively. The common shares issued in all mergers accounted for as poolings of interests consummated in 1999 and 1998 are considered to be outstanding as of January 1, 1998, the beginning of the earliest period presented.

         Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended March 31, 1999 and 1998 there were 4,105,509 antidilutive options outstanding with exercise prices ranging from $16.09 to $21.72 per option, and 22,500 antidilutive options outstanding with an exercise price of $20.25 per option, respectively.

         Note 5 SEGMENT INFORMATION The Company's segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers, that have certain common characteristics, through various products and services. The basis of segmentation and the accounting policies used by each segment are consistent with that described in the December 31, 1998 annual report. There are no significant intersegment revenues.

         The following table presents selected financial information for each segment.

----------------------------------------------------------------------------------------------------------------------------------
                                                           Small                   Investments
                                       Commercial       Business      Consumer     and Public                      Segment
 ($ in thousands)                       Banking          Banking      Banking         Funds         Other           Total
----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
Average loans ...................     $3,888,100     $1,962,500     $4,104,300     $    2,400     $  41,000      $ 9,998,300
Average assets ..................     $4,066,000     $2,061,700     $6,715,200     $4,127,800     $ 521,500      $17,492,200
Average deposits ................     $  791,500     $1,365,800     $6,346,400     $1,912,600     $  54,500      $10,470,800

Net interest income .............     $   31,889     $   32,157     $   62,181     $   20,701     $  (4,745)     $   142,183
Noninterest income ..............     $    8,329     $    4,736     $   39,015     $      228     $    (422)     $    51,886
Net income ......................     $    8,861     $    3,838     $    5,658     $   12,178     $    (734)     $    29,801
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998
Average loans ...................     $3,160,300     $1,392,100     $3,920,400     $        -     $  54,500      $ 8,527,300
Average assets ..................     $3,277,900     $1,467,100     $7,018,700     $3,028,900     $ 524,900      $15,317,500
Average deposits ................     $  668,600     $1,027,000     $6,514,000     $1,539,400     $  52,300      $ 9,801,300

Net interest income .............     $   27,374     $   24,449     $   66,122     $   17,372     $  (2,959)     $   132,358
Noninterest income ..............     $    3,379     $    4,003     $   33,712     $    1,073     $     406      $    42,573
Net income ......................     $   11,084     $    5,338     $   16,073     $   10,728     $  (1,962)     $    41,261
==================================================================================================================================

The following is a  reconciliation  of segment  totals to  consolidated  totals.

------------------------------------------------------------------------------------------------------------------------------------
                                          Average        Average        Average      Net Interest  Noninterest
($ in thousands)                           Loans         Assets         Deposits         Income       Income      Net Income
------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Segment total ....................     $9,998,300     $ 17,492,200      $10,470,800     $ 142,183      $ 51,886      $ 29,801
  Excess funds invested ..........              -       (3,513,400)               -             -             -             -
  Reclassification of cash items
    in process of collection .....              -          297,100          297,100             -             -             -
  Taxable-equivalent adjustment on
    tax exempt loans .............              -                -                -        (1,106)            -          (719)
  Mortgage servicing rights ......              -          (16,700)               -             -          (669)           18
  Income tax expense .............              -                -                -             -             -           471
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............     $9,998,300     $ 14,259,200      $10,767,900     $ 141,077      $ 51,217      $ 29,571
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Segment total ....................     $8,527,300     $ 15,317,500      $ 9,801,300     $ 132,358      $ 42,573      $ 41,261
  Excess funds invested ..........              -       (2,746,700)               -             -             -             -
  Reclassification of cash items
    in process of collection .....              -          264,400          264,400             -             -             -
  Taxable-equivalent adjustment on
    tax exempt loans .............              -                -                -        (1,050)            -          (682)
  Mortgage servicing rights ......              -          (15,200)               -             -          (741)          (70)
  Income tax expense .............              -                -                -             -             -           659
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............     $8,527,300     $ 12,820,000      $10,065,700     $ 131,308      $ 41,832      $ 41,168
====================================================================================================================================


CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                                     March 31             December 31          March 31
($ in thousands, except per-share data)                                1999                   1998               1998
------------------------------------------------------------------------------------------------------------------------------
Interest income ...........................................        $    251,088         $    251,436         $   236,282
Interest expense ..........................................             110,011              110,872             104,974
------------------------------------------------------------------------------------------------------------------------------
Net interest income .......................................             141,077              140,564             131,308
Provision for possible loan losses ........................              30,000                9,988               3,568
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for possible loan losses ..............................             111,077              130,576             127,740
------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income .....................................              51,176               47,804              40,945
   Securities gains (losses), net .........................                  41                2,201                 887
------------------------------------------------------------------------------------------------------------------------------
Noninterest income ........................................              51,217               50,005              41,832
Noninterest expense .......................................             116,337              106,496             106,206
------------------------------------------------------------------------------------------------------------------------------
Income before taxes .......................................              45,957               74,085              63,366
Income tax expense ........................................              16,386               26,098              22,198
------------------------------------------------------------------------------------------------------------------------------
Net income ................................................        $     29,571         $     47,987         $    41,168
------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ..............        $     27,846         $     46,262         $    39,443
==============================================================================================================================
Per common share information:
   Net income .............................................        $       0.18         $       0.29         $      0.25
   Net income - assuming dilution .........................        $       0.18         $       0.29         $      0.25
   Cash dividends declared ................................        $      0.105         $      0.105         $      0.09
Average shares outstanding (000s) .........................             156,952              156,887             157,093
Average shares outstanding - assuming dilution (000s) .....             158,952              158,833             159,926
Dividend payout ratio .....................................               58.33%               36.21%              36.00%
==============================================================================================================================
Selected quarter-end balances (in millions)
Loans .....................................................        $   10,148.8         $    9,907.2         $   8,676.3
Deposits ..................................................            10,828.9             10,892.6            10,274.8
Debt ......................................................               805.5                806.3               707.3
Equity ....................................................             1,349.6              1,344.6             1,255.5
Total assets ..............................................            14,283.7             14,329.9            12,869.0
==============================================================================================================================
Selected average balances (in millions)
Loans .....................................................        $    9,998.3         $    9,714.7         $   8,527.3
Deposits ..................................................            10,767.9             10,388.2            10,065.7
Debt ......................................................               806.0                800.0               630.8
Equity ....................................................             1,356.5              1,333.7             1,241.1
Total assets ..............................................            14,259.2             13,816.6            12,820.0
==============================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent) ..................                4.35%                4.42%               4.58%
Return on assets ..........................................                0.83%                1.39%               1.28%
Return on common equity ...................................                8.86%               15.00%              13.83%
Return on total equity ....................................                8.72%               14.39%              13.27%
Efficiency ratio ..........................................               59.64%               55.69%              60.67%
Average equity/average assets .............................                9.51%                9.65%               9.68%
Tier 1 risk-based capital ratio ...........................               10.82%               10.78%              11.29%
Total risk-based capital ratio ............................               12.07%               11.98%              12.54%
Leverage ratio ............................................                8.43%                8.55%               8.54%
==============================================================================================================================
Tax-effected net income and ratios excluding goodwill
  and core deposit intangible amortization and balances (2)
Net income applicable to common shareholders ..............        $     30,489         $     48,974         $    42,266
Net income per common share ...............................        $       0.19         $       0.31         $      0.27
Net income per common share - assuming dilution ...........        $       0.19         $       0.31         $      0.26
Return on assets ..........................................                0.91%                1.48%               1.39%
Return on common equity ...................................               10.98%               18.05%              17.17%
Efficiency ratio ..........................................               58.14%               54.12%              58.84%
==============================================================================================================================
---------------
(1) All financial  information  has been  restated for mergers  accounted for as poolings  of  interests.  The effects of mergers  accounted  for as purchase transactions have been included from the date of consummation. Prior periods have been conformed to current-period presentation.
(2) Amortization and balances of core deposit  intangibles are net of applicable taxes. Goodwill amortization and balances are not tax effected.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Management's Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the "Company" or "Hibernia") and its subsidiary, Hibernia National Bank "Bank." This discussion should be read in conjunction with the accompanying tables and consolidated financial statements.


FIRST-QUARTER 1999 HIGHLIGHTS

     o Net income for the first quarter of 1999 totaled $29.6 million ($.18 per common share), down 28% compared to $41.2 million ($.25 per common share) for the first quarter of 1998. Tangible income per common share was $.19 in the first quarter of 1999 compared to $.27 in the first quarter of 1998.

     o Net income for the first quarter of 1999, excluding merger-related expenses, would have been $35.2 million ($.21 per common share), down 16% compared to $41.9 million ($.26 per common share) for the first quarter of 1998. Merger-related expenses totaled $5.6 million after income tax and $0.7 million after income tax for the first quarter of 1999 and the first quarter of 1998, respectively.

     o Pre-tax, pre-provision earnings were $76.0 million, a 13% increase from the first quarter 1998 level of $66.9 million. The first quarter of 1999 included a provision for possible loan losses totaling $30.0 million compared to $3.6 million for the first quarter of 1998.

     o Total assets grew $1.4 billion (11%) to $14.3 billion at March 31, 1999 compared to March 31, 1998. Shareholder's equity increased $94.1 million (7%) from March 31, 1998 to $1.4 billion at March 31, 1999. Book value per share increased $.60 (8%) to $7.95 at March 31, 1999 compared to March 31, 1998.

     o Total loans grew $1.5 billion (17%) from March 31, 1998 to $10.1 billion at March 31, 1999. Commercial loans grew $698.7 million (21%) to $4.0 billion, small business loans increased $246.7 million (13%) to $2.1 billion and consumer loans increased $527.1 million (15%) to $4.0 billion.

     o Deposits increased $554.1 million (5%) to $10.8 billion at March 31, 1999 compared to March 31, 1998.

     o The tangible efficiency ratio, excluding merger-related expenses, was 53.69% for the first quarter of 1999, a 453 basis point improvement from 58.22% for the same period of 1998.

     o Hibernia and its data processing vendors remain on schedule to ensure achievement of Year 2000 compliance. As of March 31, 1999 Hibernia had remediated and unit tested all 37 identified mission critical systems.

     o In April 1999, Hibernia's Board of Directors declared a quarterly cash dividend of 10.5 cents per common share, a 17% increase from 9 cents per common share declared in April 1998.


MERGER ACTIVITY


On March 8, 1999, the Company consummated a merger with MarTex Bancshares, Inc. parent of the $312 million asset First Service Bank. This merger was accounted for as a pooling of interests. In 1998 the Company completed four mergers, three in Louisiana and one in East Texas which were accounted for as poolings of interests. All prior-year information has been restated to reflect the effect of the mergers.

     Measures of financial performance subsequent to purchase transactions are more relevant when comparing "tangible" results (i.e., before amortization of purchase accounting intangibles), because they are more indicative of cash flows, and thus the Company's ability to support growth and pay dividends. The tangible measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on page 11.

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchase transactions are referred to as the "purchased companies."

     During the fourth quarter of 1998, Hibernia announced the signing of an agreement to purchase the assets and assume the liabilities of the Beaumont operations of Chase Bank of Texas, N.A. (Chase) for $87 million. At March 31, 1999 the Beaumont operations of Chase had $168 million in loans and $459 million in deposits.

     After this transaction Hibernia would have approximately $14.7 billion in assets and 252 banking locations in 33 Louisiana parishes and 13 Texas counties.

     During the third quarter of 1998, Hibernia announced the signing of a definitive agreement to merge with the $277 million asset First Guaranty Bank (First Guaranty). On September 22, 1998, the Company filed a petition to require First Guaranty to comply with the terms of the agreement, asserting that First Guaranty has failed to comply with its obligations under the contract. Hibernia and First Guaranty have agreed in principle to terminate the merger and settle and dismiss the lawsuit.



FINANCIAL CONDITION:

EARNING ASSETS


Earning assets averaged $13.3 billion in the first quarter of 1999, a $1.5 billion (13%) increase from the first-quarter 1998 average of $11.8 billion. The increase in average earning assets was due to strong and diversified loan growth, as a result of offering quality service and innovative lending products in existing markets as well as in the markets of merger partners. Hibernia has funded the loan growth through increases in deposits and borrowed funds and the reinvestment of proceeds from maturing securities.

     Loans. Average loans for the first quarter of 1999 of $10.0 billion were up $283.6 million (3%) from the fourth quarter of 1998 and up $1.5 billion (17%) compared to the first quarter of 1998. Loan growth appears to have slowed in comparison to levels experienced in recent periods as a result of economic and market trends.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at March 31, 1999, December 31, 1998 and March 31, 1998. Total loans increased $241.6 million (2%) during the first quarter of 1999 compared to December 31, 1998, as commercial loans increased $135.4 million (3%), small business loans increased $24.8 million (1%) and consumer loans increased $81.4 million (2%). Compared to March 31, 1998, loans increased $1.5 billion (17%). Commercial loans were up $698.7 million (21%), small business loans grew $246.7 million (13%) and consumer loans increased $527.1 million (15%). The growth in the commercial portfolio primarily resulted from increases in the commercial and industrial and services industry categories. The small business portfolio growth was primarily focused in the services industry. In consumer lending, growth was spread among residential mortgage, indirect and revolving credit loans.

     Although the economy appears to be strong, the energy industry recently experienced a decline as a result of a decrease in oil prices worldwide. The Company's experienced energy/maritime management team reviews the energy portfolio for potential adverse developments and proactively manages Hibernia's exposure to risk. The Company's energy portfolio represents 4.6% of total loans as of March 31, 1999.

-------------------------------------------------------------------------------------------------------------------------
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
-------------------------------------------------------------------------------------------------------------------------
                                             March 31, 1999          December 31, 1998           March 31, 1998
-------------------------------------------------------------------------------------------------------------------------
($ in millions)                             Loans     Percent       Loans         Percent      Loans        Percent
-------------------------------------------------------------------------------------------------------------------------
Commercial:
   Commercial and industrial .....     $   1,431.6      14.1%   $  1,371.2         13.8%   $  1,224.8         14.1%
   Services industry .............         1,064.2      10.5       1,055.6         10.7         722.2          8.3
   Real estate ...................           508.0       5.0         457.4          4.6         487.0          5.6
   Health care ...................           318.3       3.1         306.5          3.1         275.9          3.2
   Transportation,  communications
      and utilities ..............           210.3       2.1         212.0          2.1         239.8          2.8
   Energy ........................           425.0       4.2         422.0          4.3         298.7          3.4
   Other .........................            57.8       0.6          55.1          0.6          68.1          0.8
-------------------------------------------------------------------------------------------------------------------------
      Total commercial ...........         4,015.2      39.6       3,879.8         39.2       3,316.5         38.2
-------------------------------------------------------------------------------------------------------------------------
Small Business:
   Commercial and industrial .....           738.4       7.3         770.9          7.8         799.4          9.2
   Services industry .............           473.9       4.6         440.2          4.4         347.4          4.0
   Real estate ...................           295.9       2.9         274.6          2.8         234.3          2.7
   Health care ...................           115.2       1.1         107.6          1.1          83.7          1.0
   Transportation,  communications
      and utilities ..............            80.7       0.8          82.2          0.8          58.1          0.7
   Energy ........................            37.3       0.4          46.3          0.5          42.4          0.5
   Other .........................           353.2       3.5         348.0          3.5         282.6          3.2
-------------------------------------------------------------------------------------------------------------------------
      Total small business .......         2,094.6      20.6       2,069.8         20.9       1,847.9         21.3
-------------------------------------------------------------------------------------------------------------------------
Consumer:
   Residential mortgages:
      First mortgages ............         1,997.7      19.7       1,915.5         19.3       1,646.6         19.0
      Junior liens ...............           199.2       2.0         190.1          1.9         133.8          1.6
   Indirect ......................           907.5       8.9         850.5          8.6         748.3          8.6
   Revolving credit ..............           328.0       3.2         325.8          3.3         296.0          3.4
   Other .........................           606.6       6.0         675.7          6.8         687.2          7.9
-------------------------------------------------------------------------------------------------------------------------
      Total consumer .............         4,039.0      39.8       3,957.6         39.9       3,511.9         40.5
-------------------------------------------------------------------------------------------------------------------------
Total loans ......................     $  10,148.8     100.0%   $  9,907.2        100.0%   $  8,676.3        100.0%
=========================================================================================================================


     Securities. Average securities for the first quarter of 1999 decreased $6.3 million compared to the first quarter of 1998. The decreases were the result of the reinvestment of maturing securities into higher-yielding loans. Securities primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used to collateralize repurchase agreements and public fund deposits.

     Short-Term Investments. Average short-term investments (primarily federal funds sold and repurchase agreements) for the three months ended March 31, 1999, totaled $300.6 million, down $1.5 million compared to an average of $302.1 million in the first quarter of 1998.


     Mortgage Loans Held For Sale. Average mortgage loans held for sale for the first quarter of 1999 increased $67.1 million (39%) compared to the first quarter of 1998. Mortgage loans held for sale, previously included in total loans, began to be reported as a separate item on the balance sheet as of January 1, 1999. All prior period information has been reclassified to reflect this change.


ASSET QUALITY


Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled $76.3 million at March 31, 1999.

     Nonperforming loans, which totaled $63.5 million at March 31, 1999, increased $33.9 million (115%) from a year ago, and increased $22.5 million (55%) from the prior quarter end. The increase in nonperforming loans was primarily due to a large commercial loan to a customer that filed for bankruptcy protection during March 1999. Hibernia is a participant in the syndicated, unsecured credit to this subprime mortgage lender. The Company's exposure to this customer totals $33.2 million, which includes a $24.3 million portion of an $850 million syndicated loan and an additional $8.9 million loan to the customer's employee stock ownership plan.

     Hibernia is also a participant in a syndicated, secured credit to an oil-and-gas company that recently filed for bankruptcy protection. Hibernia's exposure to this customer, which maintains major Gulf of Mexico operations, totals $29.4 million. As of March 31, 1999 this loan remains on accrual status. In both bankruptcy instances, the Company and other members of the bank groups are working together to protect their interests in bankruptcy court.

     Foreclosed assets totaled $9.3 million at March 31, 1999, up $5.7 million (161%) from a year earlier, and down $1.5 million (14%) from December 31, 1998. Excess bank-owned property at March 31, 1999 was up $0.9 million (31%) from March 31, 1998, and up $1.0 million (37%) from December 31, 1998. Table 2 presents a summary of nonperforming assets and selected ratios at the end of the last five quarters.

-------------------------------------------------------------------------------------------------------------------
TABLE 2  -  NONPERFORMING ASSETS
-------------------------------------------------------------------------------------------------------------------
                                              March 31       Dec. 31      Sept. 30      June 30     March 31
($ in thousands)                                1999          1998           1998         1998        1998
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans ........................     $ 63,454      $ 40,940      $ 32,620     $ 32,133     $ 29,516
Restructured loans ......................            -             -             -            -            -
-------------------------------------------------------------------------------------------------------------------
    Total nonperforming loans ...........       63,454        40,940        32,620       32,133       29,516
-------------------------------------------------------------------------------------------------------------------
Foreclosed assets .......................        9,268        10,762         6,776        3,450        3,553
Excess bank-owned property ..............        3,622         2,648         2,329        2,388        2,759
-------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets ..........     $ 76,344      $ 54,350      $ 41,725     $ 37,971     $ 35,828
-------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ........     $150,008      $130,347      $129,009     $125,390     $123,574
Nonperforming loans as a percentage
    of total loans ......................         0.63%         0.41%         0.34%        0.35%        0.34%
Nonperforming assets as a percentage
    of total loans plus foreclosed assets
    and excess bank-owned property ......         0.75%         0.55%         0.43%        0.42%        0.41%
Reserve for possible loan losses as a
    percentage of nonperforming loans ...       236.40%       318.39%       395.49%      390.22%      418.67%
===================================================================================================================


     At March 31, 1999 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $59.0 million. The related portion of the reserve for possible loan losses was $24.5 million. The comparable amounts at March 31, 1998 were $25.6 million and $4.2 million, respectively. These loans are included in nonaccrual loans in Table 2.

     As illustrated in Table 3, loans totaling $42.4 million were added to nonperforming loans during the first quarter of 1999. Payments and sales resulted in an $11.8 million reduction in nonperforming loans and charge-offs further reduced nonperforming loans in the first quarter of 1999 by $7.7 million. The changes in payments and sales and charge-offs are primarily the result of a $13.6 million loan to a customer that experienced internal fraud and was placed on nonaccrual status in the fourth quarter of 1998 and disposed of completely through sale and charge-off during the first quarter of 1999. In the event nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for possible loan losses in Table 5 and not as a component of nonperforming loan activity.

------------------------------------------------------------------------
TABLE 3  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
------------------------------------------------------------------------
                                              Three Months
                                             Ended March 31
------------------------------------------------------------------------
($ in thousands)                        1999                1998
------------------------------------------------------------------------
Nonperforming loans
    at beginning of period .          $ 40,940           $ 23,576
Additions ..................            42,428              9,821
Charge-offs, gross .........            (7,662)              (781)
Transfer to OREO ...........              (243)                 -
Returns to performing status              (219)            (1,026)
Payments and sales .........           (11,790)            (2,074)
------------------------------------------------------------------------
Nonperforming loans
    at end of period .......          $ 63,454           $ 29,516
========================================================================


     In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming totaled $96.5 million at March 31, 1999.

     Table 4 shows loan delinquencies for each of the last five quarters. The amount of total delinquencies increased $3.6 million (8%) from March 31, 1998 and decreased $10.7 million (18%) from December 31, 1998. Delinquencies as a percentage of total loans at March 31, 1999 were .48%, down from .52% a year ago and down from .60% at December 31, 1998. Accruing loans past due 90 days or more were $7.1 million at March 31, 1999, virtually unchanged from $6.9 million at March 31, 1998 and $7.0 million at December 31, 1998.


----------------------------------------------------------------------------------------------------------------------------
TABLE 4  -  LOAN DELINQUENCIES (1)
----------------------------------------------------------------------------------------------------------------------------
                                                    March 31       Dec. 31       Sept. 30       June 30       March 31
($ in millions)                                       1999           1998          1998          1998          1998
----------------------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ...........................       $   41.8      $   52.6      $   54.3      $   43.8      $   38.4
    90 days or more .........................            7.1           7.0           6.1           7.2           6.9
----------------------------------------------------------------------------------------------------------------------------
        Total delinquencies .................       $   48.9      $   59.6      $   60.4      $   51.0      $   45.3
----------------------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ..............................           0.20%         0.27%         0.08%         0.12%         0.07%
    Small business ..........................           0.68          0.50          0.72          0.73          0.71
    Consumer ................................           0.66          0.98          1.11          0.90          0.85
    Total loans .............................           0.48          0.60          0.63          0.56          0.52
============================================================================================================================

     Commercial loan delinquencies were .20% of total commercial loans at March 31, 1999 compared to .07% at March 31, 1998 and .27% at December 31, 1998. Small business loan delinquencies decreased to .68% at March 31, 1999, from .71% at March 31, 1998 and increased from .50% at December 31, 1998. Consumer loan delinquencies decreased to .66% from .85% at March 31, 1998 and .98% at December 31, 1998. The improvement in consumer delinquencies from 1998 is primarily due to adjustments in the underwriting and acceptance criteria and improvements in the collection process.


RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES


The provision for possible loan losses is a charge to earnings to maintain the reserve for possible loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a $30.0 million provision for possible loan losses in the first quarter of 1999 as compared to $3.6 million in the first quarter of 1998. The increase was primarily due to the addition to nonperforming status of a large commercial loan to a customer that filed for bankruptcy protection during March 1999, as discussed in the Asset Quality section. As a result of this credit and other identified credits which have shown signs of weakness the Company recorded a provision for possible loan losses for the first quarter of 1999 $18.0 million higher than planned. The provision for loan losses for the first quarter of 1999 exceeded net charge-offs by $19.7 million. Table 5 presents an analysis of the activity in the reserve for possible loan losses for the first quarter of 1999 and the first quarter of 1998.

--------------------------------------------------------------------------------
TABLE 5  -  RESERVE FOR POSSIBLE LOAN LOSSES ACTIVITY
--------------------------------------------------------------------------------
                                                      Three Months
                                                     Ended March 31
--------------------------------------------------------------------------------
($ in thousands)                                1999                1998
--------------------------------------------------------------------------------
Balance at beginning of period ...          $ 130,347            $ 126,557
Loans charged off ................            (16,333)             (10,619)
Recoveries .......................              5,994                4,068
--------------------------------------------------------------------------------
Net loans charged off ............            (10,339)              (6,551)
Provision for possible loan losses             30,000                3,568
--------------------------------------------------------------------------------
Balance at end of period .........          $ 150,008            $ 123,574
--------------------------------------------------------------------------------
Reserve for possible loan losses
    as a percentage of loans .....               1.48%                1.42%
Annualized net charge-offs as a
    percentage of average loans ..               0.41%                0.31%
================================================================================

     Net charge-offs totaled $10.3 million in the first quarter of 1999, compared to $6.6 million in the first quarter of 1998. As a percentage of average loans, annualized net charge-offs were 0.41% in the first quarter of 1999 compared to 0.31% in the first quarter of 1998. The increase was due to higher commercial charge-offs which primarily resulted from a customer that experienced internal fraud, as discussed in the Asset Quality section.

     The reserve for possible loan losses is comprised of specific reserves (assessed for each loan that is impaired or for which a probable loss has been identified), general reserves and an unallocated reserve.

     The Company continuously evaluates its reserve for possible loan losses to ensure the level is adequate to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors such as risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. The reserve also considers trends in delinquencies and nonaccrual loans as well as the evolving portfolio mix in terms of collateral, relative loan size and the degree of seasoning in the various loan products.

     The methodology used to perform the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. These changes are reflected in both the allocated and the unallocated reserves. The historical loss ratios, which are one of the key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience.

     The reserve for possible loan losses totaled $150.0 million, or 1.48% of total loans at March 31, 1999, compared to $123.6 million, or 1.42% a year earlier. The reserve for possible loan losses as a percentage of nonperforming loans was 236% at March 31, 1999, compared to 419% at March 31, 1998 and 318% at December 31, 1998. The present level of reserve for possible loan losses is considered to be adequate to absorb future potential loan losses inherent in the existing portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends.


FUNDING SOURCES:

DEPOSITS


Average deposits totaled $10.8 billion in the first quarter of 1999, a $702.2 million (7%) increase from the first quarter of 1998. This growth resulted from Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the introduction of new products such as Tower GoldSM Services, which offers liquidity, competitive interest rates and the security of a bank deposit. Table 6 presents the composition of average deposits for the first quarter of 1999 and the fourth and first quarters of 1998.

--------------------------------------------------------------------------------------------------------------------------
TABLE 6  -  DEPOSIT COMPOSITION
--------------------------------------------------------------------------------------------------------------------------
                                          First Quarter 1999      Fourth Quarter 1998          First Quarter 1998
--------------------------------------------------------------------------------------------------------------------------
                                         Average      % of        Average        % of          Average       % of
($ in millions)                         Balances     Deposits     Balances      Deposits      Balances      Deposits
--------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing ...........       $   1,920.6       17.8 %   $   1,912.6       18.4%     $   1,789.0       17.8%
NOW accounts ..................             299.9        2.8           259.0        2.5            416.8        4.1
Money market deposit accounts .           2,205.6       20.5         2,113.2       20.3          1,978.9       19.7
Savings accounts ..............           1,341.8       12.5         1,173.2       11.3            993.0        9.9
Other consumer time deposits ..           2,954.7       27.4         3,031.8       29.2          3,070.4       30.5
--------------------------------------------------------------------------------------------------------------------------
    Total core deposits .......           8,722.6       81.0         8,489.8       81.7          8,248.1       82.0
--------------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more           1,095.0       10.2           967.5        9.3          1,040.9       10.3
Certificates of deposit of
    $100,000 or more ..........             644.9        6.0           636.0        6.1            615.7        6.1
Foreign time deposits .........             305.4        2.8           294.9        2.9            161.0        1.6
--------------------------------------------------------------------------------------------------------------------------
    Total deposits ............       $  10,767.9      100.0%    $  10,388.2      100.0%     $  10,065.7      100.0%
==========================================================================================================================

     Average core deposits totaled $8.7 billion in the first quarter of 1999, a $474.5 million (6%) increase from the first quarter of 1998. Average noninterest-bearing deposits grew $131.6 million and savings deposits increased $348.8 million in the first quarter of 1999 compared to the first quarter of 1998. NOW account average balances were down $116.9 million and money market deposit accounts were up $226.7 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to the effect of the application of the Reserve Money Manager sweep process to deposits acquired through mergers.

     Average noncore deposits were up $227.7 million (13%) from the first quarter of 1998 to $2.0 billion or 19% of total deposits. Large denomination certificates of deposit increased $83.3 million (5%) compared to the first quarter of 1998. Foreign time deposits increased $144.4 million (90%) due to successful efforts to market a treasury management product which moves commercial customer funds into higher-yielding Eurodollar deposits.


BORROWINGS


Average borrowings -- which include federal funds purchased; securities sold under agreements to repurchase (repurchase agreements); treasury, tax and loan account; and debt -- increased $605.3 million (46%) to $1.9 billion for the first quarter of 1999 compared to the first quarter of 1998.

     Average debt for the first quarter of 1999 totaled $806.0 million, up from $630.8 million in the first quarter of 1998. At March 31, 1999 the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas
(FHLB), totaled $805.5 million. Debt increased $98.1 million from March 31, 1998 as Hibernia locked in attractive fixed rates to fund its growing loan portfolio. The FHLB may demand payment of $300 million in callable advances at quarterly intervals, of which $200 million may not be called before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate. The Company's reliance on borrowings, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate risk.


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

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $25.3 million at March 31, 1999, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $483.3 million at March 31, 1999. In addition to these customer-related derivative financial instruments, the Company has entered into contracts for its own account related to its mortgage origination activity which total $290.9 million. As of March 31, 1999 Hibernia's credit exposure related to derivative financial instruments held for trading totaled $3.8 million.


RESULTS OF OPERATIONS:

NET INTEREST INCOME


Taxable-equivalent net interest income for the three months ended March 31, 1999 totaled $143.9 million, a $9.8 million increase from the same period in 1998 and an increase of $0.5 million from the fourth quarter of 1998.

     Factors contributing to the increase in net interest income from the first quarter of 1998 include overall growth in earning assets and the positive effect of the change in the mix of earning assets from securities to loans as can be seen in Table 7. These factors were partially offset by lower yields on loans and securities as a result of the competitive lending environment and a change in the mix of the loan portfolio.

----------------------------------------------------------------------------------------------------------
TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
----------------------------------------------------------------------------------------------------------
                                            1999                            1998
----------------------------------------------------------------------------------------------------------
                                            First      Fourth       Third       Second        First
(Percentage of average balances)           Quarter     Quarter     Quarter      Quarter      Quarter
----------------------------------------------------------------------------------------------------------
Commercial loans ................           29.5%       29.1%        29.1%       28.7%        27.3%
Small business loans ............           15.5        15.7         15.9        15.7         16.3
Consumer loans ..................           30.0        30.4         30.3        29.4         28.7
----------------------------------------------------------------------------------------------------------
    Total loans .................           75.0        75.2         75.3        73.8         72.3
----------------------------------------------------------------------------------------------------------
Securities available for sale ...           21.0        21.7         20.8        22.4         23.7
Short-term investments ..........            2.2         1.3          2.3         2.2          2.6
Mortgage loans held for sale ....            1.8         1.8          1.6         1.6          1.4
----------------------------------------------------------------------------------------------------------
    Total interest-earning assets          100.0%      100.0%       100.0%      100.0%       100.0%
==========================================================================================================

     Table 8 details the net interest margin for the most recent five quarters.

---------------------------------------------------------------------------------------------------------------
TABLE 8  -  NET INTEREST MARGIN   (taxable-equivalent)
---------------------------------------------------------------------------------------------------------------
                                               1999                           1998
---------------------------------------------------------------------------------------------------------------
                                              First       Fourth        Third       Second         First
                                             Quarter      Quarter      Quarter      Quarter       Quarter
---------------------------------------------------------------------------------------------------------------
Yield on earning assets ............           7.70%        7.83%        8.00%        8.17%        8.19%
Rate on interest-bearing liabilities           4.14         4.27         4.47         4.44         4.43
---------------------------------------------------------------------------------------------------------------
    Net interest spread ............           3.56         3.56         3.53         3.73         3.76
Contribution of
    noninterest-bearing funds ......           0.79         0.86         0.89         0.88         0.82
---------------------------------------------------------------------------------------------------------------
    Net interest margin ............           4.35%        4.42%        4.42%        4.61%        4.58%
---------------------------------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......          19.17%       20.22%       19.89%       19.81%       18.66%
===============================================================================================================

     The net interest margin was 4.35% for the first quarter of 1999 compared to 4.58% in the first quarter of 1998 and 4.42% in the fourth quarter of 1998. The positive effects of the change in the mix of earning assets were offset by the impact of declining loan yields, as a result of increasing competition, and a higher-than-expected level of public fund deposits which by virtue of their collateral requirements have a very thin spread. However these deposits had a positive impact on net interest income. The net interest margin for the first quarter of 1999 was also negatively impacted due to the shift in the mix of funding sources toward market rate funds. In the first quarter of 1999 58.6% of Hibernia's earning assets were supported by market-rate funds compared to 56.5% in the same period in 1998. The attractive rates offered on Hibernia's Equity PrimeLine(R) loan product and Tower GoldSM Services account during 1999 illustrate the pricing strategies necessary to successfully promote products in the current competitive environment.

     In the first quarter of 1998, the net interest margin was negatively impacted by the funding cost of a transaction which utilized capital losses. The $0.8 million associated with this transaction was recorded as a securities gain in noninterest income rather than in net interest income.

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 1999 and the fourth quarter of 1998 and between the first quarter of 1999 and the first quarter of 1998.

--------------------------------------------------------------------------------------------------------------------------
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
--------------------------------------------------------------------------------------------------------------------------
                                                                First Quarter 1999 Compared to:
--------------------------------------------------------------------------------------------------------------------------
                                               Fourth Quarter 1998                        First Quarter 1998
--------------------------------------------------------------------------------------------------------------------------
                                                             Increase (Decrease) Due to Change In:
--------------------------------------------------------------------------------------------------------------------------
($ in thousands)                          Volume        Rate        Total        Volume         Rate          Total
--------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............     $ 3,324      $(5,058)     $(1,734)     $ 13,963      $ (6,446)     $  7,517
     Small business loans ..........       1,092       (1,716)        (624)        3,377        (2,911)          466
     Consumer loans ................       1,417       (1,496)         (79)       12,715        (2,453)       10,262
--------------------------------------------------------------------------------------------------------------------------
         Loans .....................       5,833       (8,270)      (2,437)       30,055       (11,810)       18,245
--------------------------------------------------------------------------------------------------------------------------
     Securities available for sale .        (116)       1,450        1,334          (106)       (3,606)       (3,712)
     Short-term investments ........       1,711         (367)       1,344           (22)         (572)         (594)
     Mortgage loans held for sale ..          98         (734)        (636)        1,055          (187)          868
--------------------------------------------------------------------------------------------------------------------------
           Total ...................       7,526       (7,921)        (395)       30,982       (16,175)       14,807
--------------------------------------------------------------------------------------------------------------------------
Interest paid on:
     NOW accounts ..................         273          (92)         181          (825)         (464)       (1,289)
     Money market
         deposit accounts ..........         551         (983)        (432)        1,350        (1,244)          106
     Savings accounts ..............       1,332          462        1,794         2,788           111         2,899
     Other consumer time deposits ..        (976)      (1,932)      (2,908)       (1,472)       (2,399)       (3,871)
     Public fund certificates of
         deposit of $100,000 or more       1,584         (912)         672           703        (1,450)         (747)
     Certificates of deposit
         of $100,000 or more .......         116         (465)        (349)          368          (143)          225
     Foreign deposits ..............         119         (203)         (84)        1,622          (397)        1,225
     Federal funds purchased .......       1,265         (551)         714         4,486          (613)        3,873
     Repurchase agreements .........         (87)        (279)        (366)          687          (604)           83
     Debt ..........................          84         (167)         (83)        2,420           113         2,533
--------------------------------------------------------------------------------------------------------------------------
           Total ...................       4,261       (5,122)        (861)       12,127        (7,090)        5,037
--------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
     net interest income ...........     $ 3,265      $(2,799)     $   466      $ 18,855      $ (9,085)     $  9,770
==========================================================================================================================
---------------
(1)   Change due to mix (both volume and rate) has been  allocated to volume and rate changes in  proportion  to the  relationship  of the absolute  dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 22 and 23 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended March 31, 1999, December 31, 1998 and March 31, 1998.

-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
-----------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                                             First Quarter 1999
-----------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                                             Average
interest $ in thousands)                                                     Balance      Interest         Rate
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ...............................................       $  3,928.2     $ 75,394          7.78%
    Small business loans ...........................................          2,071.8       45,189          8.85
    Consumer loans .................................................          3,998.3       82,463          8.34
-----------------------------------------------------------------------------------------------------------------------
        Total loans (2) ............................................          9,998.3      203,046          8.23
-----------------------------------------------------------------------------------------------------------------------
    Securities available for sale ..................................          2,795.6       43,473          6.23
    Short-term investments .........................................            300.6        3,669          4.95
    Mortgage loans held for sale ...................................            238.3        3,712          6.32
-----------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets ..............................         13,332.8     $253,900          7.70%
-----------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses (130.9) Noninterest-earning assets:
    Cash and due from banks ........................................            486.0
    Other assets ...................................................            571.3
-----------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ...........................          1,057.3
-----------------------------------------------------------------------------------------------------------------------
        Total assets ...............................................       $ 14,259.2
=======================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ...............................................       $    299.9     $  1,978          2.68%
        Money market deposit accounts ..............................          2,205.6       12,536          2.31
        Savings accounts ...........................................          1,341.8       10,734          3.24
        Other consumer time deposits ...............................          2,954.7       36,106          4.96
        Public fund certificates of deposit
            of $100,000 or more ....................................          1,095.0       13,263          4.91
        Certificates of deposit of $100,000 or more ................            644.9        8,088          5.09
        Foreign time deposits ......................................            305.4        3,326          4.42
-----------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits ........................          8,847.3       86,031          3.94
-----------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ....................................            691.9        8,300          4.86
        Repurchase agreements ......................................            431.0        4,545          4.28
    Debt ...........................................................            806.0       11,135          5.60
-----------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities .........................         10,776.2     $110,011          4.14%
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ...................................          1,920.6
    Other liabilities ..............................................            205.8
-----------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities ......................          2,126.4
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity .........................................          1,356.6
-----------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity .................       $ 14,259.2
=======================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ...............................................                                        3.56%
Cost of funds supporting interest-earning assets ...................                                        3.35%
Net interest income/margin .........................................                      $143,889          4.35%
=======================================================================================================================
--------------
(1)  Based on the  statutory  income  tax rate of 35%.  (2)  Yield  computations include nonaccrual loans in loans outstanding.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------------
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                      Fourth Quarter 1998                    First Quarter 1998
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average                                Average
interest $ in thousands)                                  Balance       Interest       Rate      Balance        Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $    3,761.7   $  77,128      8.13%     $  3,220.7     $  67,877      8.55%
    Small business loans ..........................        2,022.8      45,813      8.99         1,921.5        44,723      9.44
    Consumer loans ................................        3,930.2      82,542      8.35         3,385.1        72,201      8.62
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................        9,714.7     205,483      8.40         8,527.3       184,801      8.78
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................        2,803.4      42,139      6.01         2,801.9        47,185      6.75
    Short-term investments ........................          163.7       2,325      5.64           302.1         4,263      5.72
    Mortgage loans held for sale ..................          232.9       4,348      7.41           171.2         2,844      6.74
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............       12,914.7   $ 254,295      7.83%       11,802.5     $ 239,093      8.19%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for possible loan losses ..................         (129.7)                               (125.3)
Noninterest-earning assets:
    Cash and due from banks .......................          472.0                                 470.3
    Other assets ..................................          559.6                                 672.5
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........        1,031.6                               1,142.8
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................   $   13,816.6                            $ 12,820.0
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $      259.0   $   1,797      2.75%     $    416.8     $   3,267      3.18%
        Money market deposit accounts .............        2,113.2      12,968      2.43         1,978.9        12,430      2.55
        Savings accounts ..........................        1,173.2       8,940      3.02           993.0         7,835      3.20
        Other consumer time deposits ..............        3,031.8      39,014      5.11         3,070.4        39,977      5.28
        Public fund certificates of deposi
            of $100,000 or more ...................          967.5      12,591      5.16         1,040.9        14,010      5.46
        Certificates of deposit of $100,000 or more          636.0       8,437      5.26           615.7         7,863      5.18
        Foreign time deposits .....................          294.9       3,410      4.59           161.0         2,101      5.29
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......        8,475.6      87,157      4.08         8,276.7        87,483      4.29
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................          588.6       7,586      5.11           323.1         4,427      5.56
        Repurchase agreements .....................          439.0       4,911      4.44           369.7         4,462      4.89
    Debt ..........................................          800.0      11,218      5.56           630.8         8,602      5.53
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........       10,303.2   $ 110,872      4.27%        9,600.3     $ 104,974      4.43%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................        1,912.6                               1,789.0
    Other liabilities .............................          267.1                                 189.6
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....        2,179.7                               1,978.6
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................        1,333.7                               1,241.1
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $   13,816.6                            $ 12,820.0
====================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                 3.56%                                   3.76%
Cost of funds supporting interest-earning assets ..                                 3.41%                                   3.61%
Net interest income/margin ........................                  $ 143,423      4.42%                    $ 134,119      4.58%
====================================================================================================================================
----------------
(1)  Based on the  statutory  income  tax rate of 35%.  (2)  Yield  computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME


Noninterest income for the first quarter of 1999 was up $9.4 million (22%) to $51.2 million compared to the first quarter of 1998. Excluding securities transactions noninterest income increased $10.2 million (25%) in the first quarter of 1999 compared to the same period of 1998. The major categories of noninterest income for the three months ended March 31, 1999 and 1998 are presented in Table 10.

-----------------------------------------------------------------------------------------
TABLE 10  -  NONINTEREST INCOME
-----------------------------------------------------------------------------------------
                                                      Three Months Ended
-----------------------------------------------------------------------------------------
                                                                         Percentage
                                               March 31     March 31      Increase
($ in thousands)                                 1999         1998       (Decrease)
-----------------------------------------------------------------------------------------
Service charges on deposits ............       $22,602       $20,089         13%
Trust fees .............................         4,536         3,889         17
Retail investment service fees .........         5,448         3,575         52
Mortgage loan origination
    and servicing fees .................         4,502         3,304         36
Other service, collection and
    exchange charges:
    ATM fees ...........................         2,838         2,449         16
    Debit/credit card fees .............         2,257         1,598         41
    Other ..............................         2,931         2,603         13
-----------------------------------------------------------------------------------------
         Total other service, collection
             and exchange charges ......         8,026         6,650         21
-----------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans ....         2,132         1,477         44
    Other income .......................         3,930         1,961        100
-----------------------------------------------------------------------------------------
         Total other operating income ..         6,062         3,438         76
-----------------------------------------------------------------------------------------
Securities gains (losses), net .........            41           887        (95)
-----------------------------------------------------------------------------------------
         Total noninterest income ......       $51,217       $41,832         22%
=========================================================================================

     Service charges on deposits increased $2.5 million (13%) for the first quarter of 1999 over the comparable period in 1998. This change was the result of growth in transaction-based fees and commercial account analysis fees due to an increase in the number of accounts.

     Retail investment service fees increased $1.9 million (52%) in the first quarter of 1999 compared to the same period in 1998 primarily due to market conditions which resulted in an increase in the sale of financial products such as mutual funds and discount brokerage services.

     Trust fees were up $0.6 million (17%) in the first quarter of 1999 compared to the same period in 1998 primarily due to new business and the impact of market value increases.

     Mortgage loan origination and servicing fees increased $1.2 million (36%) in the first quarter of 1999 compared to the same period in 1998. An increase in mortgage origination activity brought about by the Company's continued focus on mortgage banking and the favorable interest rate environment were the primary reasons for the increase. In the first three months of 1999, Hibernia processed more than $0.5 billion in residential first mortgages as compared to $0.3 billion in the first three months of 1998.

     Other service, collection and exchange charges were up $1.4 million (21%) in the first quarter of 1999 compared to the first quarter of 1998. Increases in fees from ATMs and debit and credit cards were the major factors contributing to the growth. ATM fees increased $0.4 million due the continued growth of the ATM network and expansion of ATM services. Debit/credit card fees increased $0.7 million primarily due to fees generated by Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses.

     Other operating income was up $2.6 million (76%) in the first quarter of 1999 compared to the first quarter of 1998. Gains on sales of mortgage loans were up $0.7 million primarily due to the significant increase in volume in the mortgage banking operation. Other income increased $2.0 million primarily due to a $1.7 million gain related to an investment in an energy mezzanine financing by the parent company.

     Securities gains decreased $0.8 million (95%) in the first quarter of 1999 compared to the same period in 1998. The first quarter of 1998 included a gain on a transaction which utilized capital losses.


NONINTEREST EXPENSE


For the first quarter of 1999 noninterest expense totaled $116.3 million, a $10.1 million increase from the first quarter of 1998. Excluding merger-related expenses, noninterest expense would have been $107.7 million, a $2.5 million (2%) increase from the first quarter of 1998. Merger-related expenses were $8.7 million and $1.1 million in the first quarter of 1999 and the first quarter of 1998, respectively. The major categories contributing to the increase in noninterest expense were staff costs, data processing and the amortization of intangibles. Noninterest expense for the three months ended March 31, 1999 and 1998 are presented by major category in Table 11.

----------------------------------------------------------------------------------------
TABLE 11  -  NONINTEREST EXPENSE
----------------------------------------------------------------------------------------
                                                    Three Months Ended
----------------------------------------------------------------------------------------
                                                                        Percentage
                                         March 31         March 31       Increase
($ in thousands)                           1999             1998        (Decrease)
----------------------------------------------------------------------------------------
Salaries ........................       $  51,485        $  43,665          18%
Benefits ........................           9,099            7,993          14
----------------------------------------------------------------------------------------
    Total staff costs ...........          60,584           51,658          17
----------------------------------------------------------------------------------------
Occupancy, net ..................           7,869            8,211          (4)
Equipment .......................           9,031            7,599          19
----------------------------------------------------------------------------------------
    Total occupancy and equipment          16,900           15,810           7
----------------------------------------------------------------------------------------
Data processing .................           8,066            7,032          15
Advertising and promotional
    expenses ....................           3,630            5,468         (34)
Foreclosed property expense, net             (371)              (7)        N/M
Amortization of intangibles .....           4,525            4,043          12
Telecommunications ..............           2,532            3,296         (23)
Postage .........................           1,868            2,014          (7)
Stationery and supplies .........           1,480            1,455           2
Professional fees ...............           2,400            1,929          24
State taxes on equity ...........           2,847            2,569          11
Regulatory expense ..............             761              695           9
Loan collection expense .........           1,005            1,052          (5)
Other ...........................          10,110            9,192          10
----------------------------------------------------------------------------------------
    Total noninterest expense ...       $ 116,337        $ 106,206          10%
----------------------------------------------------------------------------------------
Efficiency ratio (1).............           59.64%           60.67%
Tangible efficiency ratio (2)....           58.14%           58.84%
========================================================================================
-----------
(1)    Noninterest  expense as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).
(2)    Noninterest  expense  (excluding   amortization  of  purchase  accounting
       intangibles)  as a percentage of  taxable-equivalent  net interest income plus noninterest income (excluding securities transactions).
N/M = Not meaningful

     Staff costs, which represent approximately 50% of noninterest expense, increased $8.9 million (17%) in the first quarter of 1999 compared to the same period a year ago. Excluding the effect of merger-related expenses, staff costs increased $4.1 million (8%). Merger-related expenses included a $4.4 million stock grant agreement with two key merger employees that was in place several years prior to negotiation of the merger agreement. Higher accruals for performance based incentives and bonuses and normal merit increases were major factors contributing to the increase in staff costs.

     Occupancy and equipment expenses increased $1.1 million (7%) in the first quarter of 1999 compared to the first quarter of 1998. However, after adjusting for the effect of merger-related expenses, occupancy and equipment expenses decreased $0.3 million (2%).

     Data processing expenses increased $1.0 million (15%) for the first quarter of 1999 compared to the first quarter of 1998. Excluding the effect of merger-related expenses, data processing expenses increased $0.5 million (7%). The increase in data processing expenses is primarily related to continued improvements in technology, Year 2000 compliance and increased transaction volume related to growth in the Company's customer base.

     Advertising and promotional expenses decreased $1.8 million (34%) in the first quarter of 1999 compared to the same period of 1998. Excluding merger-related expenses, advertising and promotional expenses decreased $1.7 million (35%). The decrease in advertising and promotional expenses is primarily due to higher expenses in the first quarter of 1998 related to advertising, direct marketing and shareholder communications. Advertising expenses in 1998 were related to the expansion of the franchise into the markets of merged companies and the promotion of products, such as the Tower Super SavingsSM account and the Hibernia CheckmateSM debit card.

     Amortization of intangibles, a noncash expense, increased $0.5 million to $4.5 million in the first quarter of 1999 compared to the first quarter of 1998. This increase is primarily due to an increase in the amortization of mortgage servicing rights resulting from the growth in mortgage lending activity.

     Telecommunications expense decreased $0.8 million (23%) in the first quarter of 1999 compared to the first quarter of 1998. The first quarter of 1998 included expenses related to the Company's enhanced communications capabilities, including the operation of its wide area network and enhancements to its ATM network.

     Professional fees increased $0.5 million (24%) compared to the same period of 1998. Excluding merger-related expenses, professional fees decreased $0.2 million (9%). State taxes on equity expense increased $0.3 million (11%) in the 1999 quarter compared to 1998 due to the increased level of equity.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at March 31, 1999 was 59.64% compared to 60.67% at March 31, 1998. Excluding the effect of merger-related expenses, the efficiency ratio would have been 55.18% and 60.04% for the first quarter of 1999 and 1998, respectively.

     The tangible efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 58.14% for the first quarter of 1999, a 70 basis point improvement from 58.84% for the same period of 1998. Excluding the effect of merger-related expenses, the tangible efficiency ratio would have been 53.69% and 58.22% for the first quarter of 1999 and the first quarter of 1998, respectively. The improvement in efficiency for the first quarter of 1999 reflects higher revenue growth rates compared to expense growth rates. The Company expects this ratio to decline further in future periods. The declines are expected to result from achievement of cost efficiencies contemplated in completed and pending business combinations, enhancement of noninterest revenue sources and increased net interest income.


INCOME TAXES


The Company recorded $16.4 million in income tax expense in the first quarter of 1999, a $5.8 million (26%) decrease from $22.2 million in the first quarter of 1998 as pretax income declined 27%.

     Hibernia National Bank is subject to a Louisiana shareholders' tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. Effective January 1, 1999 Hibernia National Bank of Texas was merged with and into Hibernia National Bank resulting in one bank in all markets. The Texas operations of Hibernia National Bank are subject to Texas franchise tax.


CAPITAL


Shareholders' equity totaled $1,349.6 million at March 31, 1999 compared to $1,255.5 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $169.4 million and the issuance of $13.6 million of common stock, partially offset by a $20.4 million increase in unearned compensation, a $1.3 million change in unrealized gains (losses) on securities available for sale, $60.3 million in dividends declared on common stock and $6.9 million in dividends declared on preferred stock. The increase in unearned compensation is related to the purchase of stock by Hibernia's Employee Stock Ownership Plan (ESOP). During 1998 the ESOP completed its purchase of the originally authorized $30.0 million of stock and acquired an additional $15.0 million in stock, the purchase of which was authorized in 1998. As a result, the ESOP acquired approximately 1,443,000 shares of stock during 1998 and holds a total of approximately 3,874,000 shares at March 31, 1999.

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

------------------------------------------------------------------------------------------------------------------------------
TABLE 12  -  CAPITAL
------------------------------------------------------------------------------------------------------------------------------
                                           March 31           Dec. 31         Sept. 30         June 30          March 31
($ in millions)                              1999              1998            1998             1998             1998
------------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................       $    1,188.1     $    1,166.0     $    1,141.1     $    1,105.6     $    1,079.1
    Total ......................            1,325.7          1,296.3          1,270.2          1,230.3          1,198.7

Assets:
    Quarterly average assets (1)           14,090.2         13,629.9         13,081.8         12,773.3         12,640.5
    Net risk-adjusted assets ...           10,985.4         10,819.7         10,341.6          9,976.0          9,558.5

Ratios:
    Tier 1 risk-based capital ..              10.82%           10.78%           11.03%           11.08%           11.29%
    Total risk-based capital ...              12.07            11.98            12.28            12.33            12.54
    Leverage ...................               8.43             8.55             8.72             8.66             8.54
==============================================================================================================================
---------------
(1) Excluding SFAS No. 115 adjustment and disallowed intangibles.


LIQUIDITY


Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. These needs can be met by generating profits, attracting new deposits, converting assets (such as short-term investments, mortgage loans held for sale, securities available for sale and loans) to cash and increasing borrowings. To minimize funding risks, management monitors liquidity through a periodic review of maturity profiles, yield and rate behaviors, and loan and deposit forecasts.

     Attracting and retaining core deposits are the Company's primary sources of liquidity. Hibernia's extensive banking office network, aided by the promotion of attractive deposit products, provided $8.8 billion in core deposits at March 31, 1999, up $0.4 billion (4%) from $8.4 billion a year earlier. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

     The loan-to-deposit ratio, one measure of liquidity, was 93.7% at March 31, 1999, 91.0% at December 31, 1998 and 84.4% at March 31, 1998. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 22.4% of Hibernia's loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the first quarter of 1999, up 292 basis points from the fourth quarter of 1998 and up 34 basis points from the first quarter of 1998. The level of large liability dependence is within limits established by management to maintain liquidity and safety.

     Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company's current liquidity needs. In February 1999 Hibernia National Bank established a $2.0 billion bank note shelf registration program. Notes issued under the program will mature 30 days or more after its date of issue and bear fixed or floating interest rates. The Company also has $150 million remaining on its shelf registration previously discussed in the Capital section, and its membership in the FHLB further augments liquidity by providing a readily accessible source of funds at competitive rates. In addition, a substantial portion of the Company's $2.0 billion residential first mortgage portfolio and $907.5 million indirect consumer portfolio can be sold or securitized and, therefore, provides an added source of liquidity, if needed.


YEAR 2000


The Year 2000 issues result from the fact that many computer programs store and process data using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This issue affects not only Hibernia, but virtually all companies and organizations that use computer information systems.

     A team comprised of Hibernia employees and representatives of the Company's third party data processor was formed in early 1997 to address Year 2000 issues. The team's plan is to achieve Year 2000 compliance for all mainframe application systems, local area network application systems, departmental and vendor application systems and the Company's infrastructure by the end of the second quarter of 1999. In addition to testing and making appropriate changes to its internal systems, the Company continues to discuss Year 2000 issues and their potential impact on business operations with many of its customers and suppliers. The status of these activities is provided to Hibernia's Board of Directors, and the Company's regulators monitor Year 2000 efforts.



     Through the performance of a business impact analysis, the Company identified 37 mission critical systems or systems identified as vital to core business activities of the Company. As of March 31, 1999 the Company has remediated and completed unit testing on all 37 mission critical systems. As of March 31, 1999 approximately 90% of the mission critical systems that have been remediated and unit tested are in production. The remaining mission critical systems are scheduled to be in production by the end of the second quarter of 1999. Unit testing and validations began in the third quarter of 1998 and are scheduled throughout 1999 to continuously reaffirm the Year 2000 compliance of mission critical systems.

     A small number of mission critical systems are provided by third parties on a service bureau basis, such as small business credit card processing and services supporting securities brokerage businesses. As of March 31, 1999 all mission critical systems provided by third parties have been remediated and unit tested. Non-mission critical systems are expected to be Year 2000 compliant during the second quarter of 1999. Date-reliant infrastructure components, which include items such as ATMs; personal computers; and internal phone, vault and alarm systems, have been verified to be Year 2000 compliant. The Company and its data processing vendors and service providers will monitor progress and implement contingency plans in the event that these procedures fail to achieve their objectives.

     The Company expects to continue incurring charges related to Year 2000 compliance. However, the majority of the costs associated with these efforts are the responsibility of the Company's third party data processor which also provides many of the Company's software applications. Contract specifications require the Company's third party data processor to ensure that all systems meet Year 2000 compliance and other banking regulations. Hibernia estimates that it will supplement its vendors' efforts with a total of approximately $1.7 million, much of which has already been expensed, to upgrade ATMs, hardware, software and other technology. This investment will be funded through operating cash flows and will be expensed as incurred.

     As of March 31, 1999, the Company has incurred expenses amounting to approximately $1.5 million, of which $0.4 million occurred in the first quarter of 1999. Year 2000 expenses were spread throughout a number of noninterest expense categories and do not include computer equipment and software that was scheduled to be replaced in the normal course of business. The Company does not separately track the indirect costs incurred for the Year 2000 project which primarily consists of payroll costs of employees from various departments.

     The Company's estimates of Year 2000 costs and time periods by which the Company expects to substantially complete mission critical system programming, testing and implementation, are based upon management's best estimates, which were derived utilizing numerous assumptions about future events. There can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Because of the critical nature of the Year 2000 issues to the Company's business and to all of the financial services industry, if necessary modifications are not made, the Company's operations could be materially impacted. Hibernia and its data processing vendors remain on schedule to ensure achievement of Year 2000 compliance; therefore, an adverse impact on the Company's operations is not expected.


     The discussion above entitled "Year 2000," includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Hibernia of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or effects of Year 2000 issues is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that remediation efforts and contingency plans will not operate as intended, the Company's failure to timely or completely identify all software and hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of Year 2000 issues on the banking industry and on the Company's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward looking statements.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings


     The Company and the Bank are parties to certain pending legal proceedings arising from matters incidental to their business. In addition, Hibernia National Bank has signed a settlement agreement with the other parties to litigation related to the Bank's sale of collateral protection insurance. This agreement is subject to court approval and, if approved in its current form, will not have a material effect on the financial condition, results of operations or liquidity of the Company.

     Also, in May 1999, Hibernia and First Guaranty Bank agreed in principle to terminate the merger agreement between them, dismiss litigation pending that was designed to enforce the terms of the merger agreement and waive any related claims against each other.




Item 6.           Exhibits and Reports on Form 8-K*

                (a)     Exhibits

EXHIBIT           DESCRIPTION


 3.1 Exhibit 3.1 to the Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

 3.2 Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13 Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

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

10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

10.35 Exhibit A to the Registrant's definitive proxy statement dated March 23, 1993 relating to its 1993 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation)

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E.R. "Bo" Campbell and Hibernia Corporation)

10.39 Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between B.D. Flurry and Hibernia Corporation)

10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44 Exhibit 10.44 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant)

10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference(Employment Agreement between Randall
                  A. Howard and Hibernia Corporation)

13 Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (1998 Annual Report to security holders of Hibernia Corporation)

21 Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Subsidiaries of the Registrant)

27                Financial Data Schedule

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

                        A report on Form 8-K dated March 11, 1999, was filed by the registrant reporting Item 5 Other Events.



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

Date:     May 13, 1999                   By:    /s/ Ron E. Samford, Jr.
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