Form 10-Q
period 1999-06-30
HIBERNIA CORP
filed 1999-08-13
CIK 47288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1999                  Commission File Number 1-10294
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



               313 Carondelet Street, New Orleans, Louisiana 70130
              ----------------------------------------------------
              (Address of principal executive offices and zip code)


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


Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at July 31, 1999
                  -----                          ----------------------------
   Class A Common Stock, no par value                 160,202,501 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                      June 30            December 31            June 30
Unaudited ($ in thousands)                                                   1999                1998                  1998
====================================================================================================================================
Assets
  Cash and cash equivalents ...................................        $     734,679         $    945,021         $    746,360
  Securities available for sale ...............................            2,803,224            2,761,701            2,647,292
  Mortgage loans held for sale ................................              143,739              281,434              171,903
  Loans, net of unearned income ...............................           10,484,846            9,907,194            9,134,749
      Reserve for loan losses .................................             (150,805)            (130,347)            (125,390)
------------------------------------------------------------------------------------------------------------------------------------
          Loans, net ..........................................           10,334,041            9,776,847            9,009,359
------------------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment .................................              204,151              194,723              196,699
  Customers' acceptance liability .............................                  214                  331                  321
  Other assets ................................................              514,602              369,827              371,302
------------------------------------------------------------------------------------------------------------------------------------
          Total assets ........................................        $  14,734,650         $ 14,329,884         $ 13,143,236
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
  Deposits:
      Noninterest-bearing .....................................        $   2,100,308         $  2,065,770         $  1,811,175
      Interest-bearing ........................................            9,228,625            8,826,803            8,391,617
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits ......................................           11,328,933           10,892,573           10,202,792
------------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings .......................................            1,106,102            1,134,136              788,753
  Liability on acceptances ....................................                  214                  331                  321
  Other liabilities ...........................................              148,978              151,905              163,479
  Debt ........................................................              805,270              806,337              706,945
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities ...................................           13,389,497           12,985,282           11,862,290
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Preferred Stock, no par value:
   Authorized - 100,000,000 shares; 2,000,000 Series A
    issued and outstanding at June 30, 1999, December 31,
    1998 and June 30, 1998 ....................................              100,000              100,000              100,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued and outstanding -
     160,156,403, 159,850,398 and 159,467,343 at June 30, 1999,
     December 31, 1998 and  June 30, 1998, respectively .......              307,500              306,913              306,177
  Surplus .....................................................              423,656              416,269              412,830
  Retained earnings ...........................................              571,969              531,233              469,360
  Accumulated other comprehensive income ......................              (20,221)              27,938               18,596
  Unearned compensation .......................................              (37,751)             (37,751)             (26,017)
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ..........................            1,345,153            1,344,602            1,280,946
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ..........        $  14,734,650         $ 14,329,884         $ 13,143,236
====================================================================================================================================
----------------
See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                   Three Months Ended                  Six Months Ended
                                                                       June 30                            June 30
==================================================================================================================================
Unaudited ($ in thousands, except per-share data)               1999              1998              1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans ......................        $ 208,227         $ 194,575         $ 410,167         $ 378,326
    Interest on securities available for sale .......           42,321            41,810            84,088            87,234
    Interest on short-term investments ..............            2,780             4,040             6,449             8,303
    Interest and fees on mortgage loans held for sale            3,285             2,847             6,997             5,691
----------------------------------------------------------------------------------------------------------------------------------
        Total interest income .......................          256,613           243,272           507,701           479,554
----------------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ............................           88,641            89,345           174,672           176,828
    Interest on short-term borrowings ...............           11,954             7,864            24,799            16,753
    Interest on debt ................................           11,209             9,878            22,344            18,480
----------------------------------------------------------------------------------------------------------------------------------
        Total interest expense ......................          111,804           107,087           221,815           212,061
----------------------------------------------------------------------------------------------------------------------------------
Net interest income .................................          144,809           136,185           285,886           267,493
    Provision for loan losses .......................           12,200             5,581            42,200             9,149
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .          132,609           130,604           243,686           258,344
----------------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits .....................           24,124            21,455            46,726            41,544
    Trust fees ......................................            5,669             4,412            10,205             8,301
    Retail investment service fees ..................            6,167             4,752            11,615             8,327
    Mortgage loan origination and servicing fees ....            4,438             3,502             8,940             6,806
    Other service, collection and exchange charges ..            8,882             7,017            16,908            13,667
    Other operating income ..........................            3,021             5,441             9,083             8,879
    Securities gains (losses), net ..................              368                37               409               924
----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ....................           52,669            46,616           103,886            88,448
----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits ..................           55,395            53,622           115,979           105,280
    Occupancy expense, net ..........................            8,233            10,108            16,102            18,319
    Equipment expense ...............................            8,009             7,855            17,040            15,454
    Data processing expense .........................            7,753             6,854            15,819            13,886
    Advertising and promotional expense .............            3,629             3,438             7,259             8,906
    Foreclosed property expense, net ................              (54)             (684)             (425)             (691)
    Amortization of intangibles .....................            5,337             4,280             9,862             8,323
    Other operating expense .........................           23,285            23,312            46,288            45,514
----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ...................          111,587           108,785           227,924           214,991
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ..........................           73,691            68,435           119,648           131,801
Income tax expense ..................................           26,338            24,132            42,724            46,330
----------------------------------------------------------------------------------------------------------------------------------
Net income ..........................................        $  47,353         $  44,303         $  76,924         $  85,471
==================================================================================================================================
Net income applicable to common shareholders ........        $  45,628         $  42,578         $  73,474         $  82,021
==================================================================================================================================
Net income per common share .........................        $    0.29         $    0.27         $    0.47         $    0.52
==================================================================================================================================
Net income per common share - assuming dilution .....        $    0.29         $    0.27         $    0.46         $    0.51
==================================================================================================================================
---------------
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
($ in thousands, except per-share data)
====================================================================================================================================
                                                                                              Accumulated
                                                                                                  Other
                                           Preferred     Common                   Retained   Comprehensive  Comprehensive
                                             Stock       Stock       Surplus      Earnings        Income       Other       Income
====================================================================================================================================
Balances at December 31, 1998 ..........    $100,000    $306,913    $ 416,269     $ 531,233     $ 27,938     $(37,751)
Net income .............................           -           -            -        76,924            -            -     $ 76,924
Unrealized gains (losses) on securities,
   net of reclassification adjustments .           -           -            -             -      (48,159)           -      (48,159)
                                                                                                                           --------
Comprehensive income ...................                                                                                  $  28,765
                                                                                                                           --------
Issuance of common stock:
   Stock Option Plan ...................           -         578        2,044             -            -            -
   Restricted stock awards .............           -           9           65             -            -            -
   By pooled companies prior to merger .           -           -        5,387             -            -            -
Cash dividends declared:
   Preferred ($1.725 per share) ........           -           -            -        (3,450)           -            -
   Common ($.21 per share) .............           -           -            -       (32,611)           -            -
   By pooled companies prior to merger .           -           -            -          (127)           -            -
Other ..................................           -           -         (109)            -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999 ..............    $100,000    $307,500    $ 423,656     $ 571,969     $(20,221)    $(37,751)
====================================================================================================================================


====================================================================================================================================
                                                                                             Accumulated
                                                                                                Other
                                            Preferred     Common                  Retained   Comprehensive Comprehensive
                                              Stock       Stock     Surplus       Earnings      Income        Other       Income
====================================================================================================================================
Balances at December 31, 1997 ..........    $100,000    $304,376    $403,250      $ 414,705     $15,422      $(17,387)
Net income .............................           -           -           -         85,471           -             -     $85,471
Unrealized gains (losses) on securities,
   net of reclassification adjustments .           -           -           -              -       3,174             -       3,174
                                                                                                                          ---------
Comprehensive income ...................                                                                                  $ 88,645
                                                                                                                          ---------
Issuance of common stock:
   Stock Option Plan ...................           -         637       1,871              -           -             -
   Restricted stock awards .............           -         856       7,332              -           -             -
Cash dividends declared:
   Preferred ($1.725 per share) ........           -           -           -         (3,450)          -             -
   Common ($.18 per share) .............           -           -           -        (26,728)          -             -
   By pooled companies prior to merger .           -           -           -           (638)          -             -
Purchase of common shares by ESOP ......           -           -           -              -           -        (8,630)
Other ..................................           -         308         377              -           -             -
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998 ..............    $100,000    $306,177    $412,830      $ 469,360     $18,596      $(26,017)
====================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Six Months Ended June 30
Unaudited ($ in thousands)                                                            1999                  1998
=========================================================================================================================
Operating activities
  Net income ............................................................          $  76,924           $    85,471
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses ......................................             42,200                 9,149
         Amortization of intangibles and deferred charges ...............              9,759                 8,090
         Depreciation and amortization ..................................             15,193                13,742
         Non-cash compensation expense ..................................              4,385                     -
         Premium amortization, net of discount accretion ................              3,631                 1,703
         Realized securities gains, net .................................               (409)                 (924)
         Gain on sale of assets .........................................             (1,026)               (1,688)
         Provision for losses on foreclosed and other assets ............                784                   238
         Decrease (increase) in mortgage loans held for sale ............            137,695              (101,736)
         Decrease (increase) in deferred income tax asset ...............             (1,195)                  590
         Increase in interest receivable and other assets ...............            (22,397)              (24,818)
         Increase (decrease) in interest payable and other liabilities ..             (3,531)               18,989
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................            262,013                 8,806
------------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................           (185,099)           (1,010,341)
  Proceeds from maturities of securities available for sale .............            222,392               667,673
  Proceeds from sales of securities available for sale ..................             52,405               440,151
  Net increase in loans .................................................           (506,372)             (691,208)
  Proceeds from sales of loans ..........................................              1,166                 7,464
  Purchases of loans ....................................................           (131,279)              (76,074)
  Purchases of premises, equipment and other assets .....................            (27,956)              (21,952)
  Proceeds from sales of foreclosed assets and excess bank-owned property              3,863                 3,837
  Proceeds from sales of premises, equipment and other assets ...........                125                   750
  Acquisition of the Beaumont branches of Chase Bank of Texas, N.A.,
        net of $277,702 cash acquired ...................................            188,552                     -
------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................           (382,203)             (679,700)
------------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in deposits ...................................            (28,487)               99,818
  Net increase (decrease) in short-term borrowings ......................            (28,034)               68,792
  Proceeds from issuance of debt ........................................                  -               500,000
  Payments on debt ......................................................             (1,067)             (300,617)
  Proceeds from issuance of common stock ................................              3,624                 2,508
  Purchase of common stock by ESOP ......................................                  -                (8,630)
  Dividends paid ........................................................            (36,188)              (30,816)
------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities .................            (90,152)              331,055
------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................           (210,342)             (339,839)
Cash and cash equivalents at beginning of period ........................            945,021             1,086,199
------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................          $ 734,679           $   746,360
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

         Note 2 MERGER AGREEMENTS On May 21, 1999 Hibernia National Bank purchased the assets and assumed the liabilities of the Beaumont branches of Chase Bank of Texas, N.A. for $87 million. At May 21, 1999 the Beaumont branches had $172 million in loans and $465 million in deposits. Under the purchase method of accounting, the assets and liabilities of the Beaumont branches were adjusted to their estimated fair value as of the purchase date. The excess of cost over the fair value of net assets acquired was $62.6 million and is being amortized on a straight-line basis over 25 years. In addition, intangibles of $12.7 million related to core deposits and $17.1 million related to trust business were recorded and are being amortized on an accelerated basis over approximately seven years.

         Unaudited pro forma data giving effect to the purchase of the Beaumont branches as if the transaction had occurred at the beginning of each period presented is included in the table below. Unaudited pro forma data is not necessarily indicative of future results.

                            Six months ended June 30
                            ------------------------
                                                        1999            1998
                                                        ----            ----

    (in thousands)
    Net interest and noninterest income.........       $395,990        $364,385
    Net income                         .........       $ 75,404        $ 84,932

    Net income per common share        .........       $    .46        $    .52
    Net income per common share - assuming dilution    $    .45        $    .51

         Hibernia Corporation (the Company) was a party to a definitive merger agreement with First Guaranty Bank (First Guaranty) which the Company and First Guaranty terminated on May 17, 1999. The terms of this termination include settling and dismissing litigation brought by the Company against First Guaranty related to the definitive merger agreement.

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

         The following tables summarize the option activity in the plans during the second quarter of 1999. During 1997, the 1987 Stock Option Plan was terminated; therefore, at June 30, 1999 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.

==============================================================================================================
                                                                                             Weighted
                                                                                              Average
                                          Incentive     Non-Qualified        Total        Exercise Price
==============================================================================================================
1987 Stock Option Plan:
Outstanding, March 31, 1999 ......          50,163        1,085,390         1,135,553        $    6.09
Exercised ........................               -             (522)             (522)            4.94
--------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 1999 .......          50,163        1,084,868         1,135,031        $    6.09
--------------------------------------------------------------------------------------------------------------
Exercisable, June 30, 1999 .......          50,163        1,084,868         1,135,031        $    6.09
==============================================================================================================

Long-Term Incentive Plan:
Outstanding, March 31, 1999 ......          12,598        9,097,650         9,110,248        $   13.04
Granted ..........................               -           42,900            42,900            13.92
Canceled .........................               -          (34,704)          (34,704)           16.08
Exercised ........................               -          (56,645)          (56,645)            9.18
--------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 1999 .......          12,598        9,049,201         9,061,799        $   13.06
==============================================================================================================
Exercisable, June 30, 1999 .......          12,598        4,010,507         4,023,105        $    9.19
==============================================================================================================
Available for grant, June 30, 1999                                          1,108,714
==============================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, March 31, 1999 ......               -          300,000           300,000        $   12.61
Granted ..........................               -           70,000            70,000            12.69
--------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 1999 .......               -          370,000           370,000        $   12.63
==============================================================================================================
Exercisable, June 30, 1999 .......               -          193,750           193,750        $    9.78
==============================================================================================================
Available for grant, June 30, 1999                                            502,500
==============================================================================================================

         Note 4 NET INCOME PER COMMON SHARE The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

====================================================================================================================================
($ in thousands, except share and per-share data)              Three Months Ended June 30          Six Months Ended June 30
====================================================================================================================================
                                                                 1999             1998                1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................          $  47,353          $  44,303          $  76,924          $  85,471
    Preferred stock dividends .....................              1,725              1,725              3,450              3,450
------------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....             45,628             42,578             73,474             82,021
    Effect of dilutive securities .................                  -                  -                  -                  -
------------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................          $  45,628          $  42,578          $  73,474          $  82,021
====================================================================================================================================

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)        157,186,457        157,354,129        157,069,839        157,224,054
    Effect of dilutive securities:
        Stock options .............................          1,428,623          2,688,390          1,712,513          2,779,636
        Purchase warrants .........................                  -            184,645                  -            183,933
        Restricted stock awards ...................             77,500             14,100             77,500             14,100
------------------------------------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................        158,692,580        160,241,264        158,859,852        160,201,723
------------------------------------------------------------------------------------------------------------------------------------
Net income per common share .......................          $    0.29          $    0.27          $    0.47          $    0.52
====================================================================================================================================
Net income per common share - assuming dilution ...          $    0.29          $    0.27          $    0.46          $    0.51
====================================================================================================================================

         The weighted average shares outstanding exclude average common shares held by the Company's Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,938,617 and 2,035,779 for the three months ended June 30, 1999 and 1998, respectively, and 2,970,012 and 1,925,231 for the six months ended June 30, 1999 and 1998, respectively. The common shares issued in all mergers accounted for as poolings of interests consummated in 1999 and 1998 are considered to be outstanding as of January 1, 1998, the beginning of the earliest period presented.

         Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended June 30, 1999 and 1998 there were 4,138,079 antidilutive options outstanding with exercise prices ranging from $13.88 to $21.72 per option, and 81,200 antidilutive options outstanding with exercise prices ranging from $21.56 to $21.72 per option, respectively. During the six months ended June 30, 1999 and 1998 there were 4,096,079 antidilutive options outstanding with exercise prices ranging from $14.94 to $21.72 per option, and 103,700 antidilutive options outstanding with exercise prices ranging from $20.25 to $21.72 per option, respectively.

         Note 5 SEGMENT INFORMATION The Company's segment information is presented by line of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics through various products and services. The basis of segmentation and the accounting policies used by each segment are consistent with that described in the December 31, 1998 annual report. There are no significant intersegment revenues.

         The following table presents selected financial information for each segment.

====================================================================================================================================
                                                      Small                       Investments
                                     Commercial      Business        Consumer      and Public                        Segment
 ($ in thousands)                     Banking        Banking         Banking         Funds            Other            Total
====================================================================================================================================
Six months ended June 30, 1999
Average loans ................      $3,969,300      $2,045,500      $4,075,300      $    2,000      $  47,500       $10,139,600
Average assets ...............      $4,033,900      $2,089,400      $7,516,900      $3,211,800      $ 533,800       $17,385,800
Average deposits .............      $  751,800      $1,387,100      $6,499,200      $1,900,200      $  91,100       $10,629,400

Net interest income ..........      $   64,738      $   67,212      $  131,687      $   33,376      $  (8,928)      $   288,085
Noninterest income ...........      $   14,337      $    9,936      $   78,149      $      505      $   3,003       $   105,930
Net income ...................      $   20,465      $   13,950      $   26,149      $   19,190      $  (2,088)      $    77,666
====================================================================================================================================

Six months ended June 30, 1998
Average loans ................      $3,294,200      $1,525,400      $3,834,000             $ -      $  59,700       $ 8,713,300
Average assets ...............      $3,334,500      $1,561,300      $7,572,300      $2,676,500      $ 527,600       $15,672,200
Average deposits .............      $  667,600      $1,105,800      $6,519,600      $1,527,900      $  46,800       $ 9,867,700

Net interest income ..........      $   56,180      $   53,621      $  136,317      $   28,628      $  (5,147)      $   269,599
Noninterest income ...........      $    8,396      $    8,118      $   68,037      $    1,484      $   4,185       $    90,220
Net income ...................      $   23,768      $   13,213      $   34,581      $   17,194      $  (2,783)      $    85,973
====================================================================================================================================

         The following is a reconciliation of segment totals to consolidated totals.

====================================================================================================================================
                                        Average          Average          Average      Net Interest   Noninterest
($ in thousands)                         Loans           Assets          Deposits         Income        Income       Net Income
------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999
Segment total ....................     $10,139,600     $ 17,385,800      $10,629,400     $ 288,085      $ 105,930      $ 77,666
  Excess funds invested ..........               -       (3,316,800)               -             -              -             -
  Reclassification of cash items
    in process of collection .....               -          291,700          291,700             -              -             -
  Taxable-equivalent adjustment on
    tax exempt loans .............               -                -                -        (2,199)             -        (1,429)
  Mortgage servicing rights ......               -          (16,400)               -             -         (2,044)         (433)
  Income tax expense .............               -                -                -             -              -         1,120
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............     $10,139,600     $ 14,344,300      $10,921,100     $ 285,886      $ 103,886      $ 76,924
====================================================================================================================================
Six months ended June 30, 1998
Segment total ....................     $ 8,713,300     $ 15,672,200      $ 9,867,700     $ 269,599      $  90,220      $ 85,973
  Excess funds invested ..........               -       (3,032,000)               -             -              -             -
  Reclassification of cash items
    in process of collection .....               -          258,400          258,400             -              -             -
  Taxable-equivalent adjustment on
    tax exempt loans .............               -                -                -        (2,106)             -        (1,369)
  Mortgage servicing rights ......               -          (15,400)               -             -         (1,772)         (325)
  Income tax expense .............               -                -                -             -              -         1,192
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............     $ 8,713,300     $ 12,883,200      $10,126,100     $ 267,493      $  88,448      $ 85,471
====================================================================================================================================

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
====================================================================================================================================
                                                                      Three Months Ended                      Six Months Ended
                                                            June 30         March 31        June 30        June 30       June 30
($ in thousands, except per-share data)                       1999            1999            1998          1999          1998
====================================================================================================================================
Interest income .....................................   $    256,613    $    251,088    $   243,272    $   507,701    $   479,554
Interest expense ....................................        111,804         110,011        107,087        221,815        212,061
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .................................        144,809         141,077        136,185        285,886        267,493
Provision for loan losses ...........................         12,200          30,000          5,581         42,200          9,149
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses .......................        132,609         111,077        130,604        243,686        258,344
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income ...............................         52,301          51,176         46,579        103,477         87,524
   Securities gains (losses), net ...................            368              41             37            409            924
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income ..................................         52,669          51,217         46,616        103,886         88,448
Noninterest expense .................................        111,587         116,337        108,785        227,924        214,991
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes .................................         73,691          45,957         68,435        119,648        131,801
Income tax expense ..................................         26,338          16,386         24,132         42,724         46,330
------------------------------------------------------------------------------------------------------------------------------------
Net income ..........................................   $     47,353    $     29,571    $    44,303    $    76,924    $    85,471
====================================================================================================================================
Net income applicable to common shareholders ........   $     45,628    $     27,846    $    42,578    $    73,474    $    82,021
====================================================================================================================================
Per common share information:
   Net income .......................................   $       0.29    $       0.18    $      0.27    $      0.47    $      0.52
   Net income - assuming dilution ...................   $       0.29    $       0.18    $      0.27    $      0.46    $      0.51
   Cash dividends declared ..........................   $      0.105    $      0.105    $      0.09    $      0.21    $      0.18
Average shares outstanding (000s) ...................        157,186         156,952        157,354        157,070        157,224
Average shares outstanding - assuming dilution (000s)        158,693         158,952        160,241        158,860        160,202
Dividend payout ratio ...............................          36.21%          58.33%         33.33%         44.68%         34.62%
====================================================================================================================================
Selected quarter-end balances (in millions)
Loans ...............................................   $   10,484.8    $   10,148.8    $   9,134.7
Deposits ............................................       11,328.9        10,828.9       10,202.8
Debt ................................................          805.3           805.5          706.9
Equity ..............................................        1,345.2         1,349.6        1,280.9
Total assets ........................................       14,734.6        14,283.7       13,143.2
====================================================================================================================================
Selected average balances (in millions)
Loans ...............................................   $   10,279.2    $    9,998.3    $   8,897.2    $  10,139.6    $   8,713.3
Deposits ............................................       11,072.6        10,767.9       10,185.9       10,921.1       10,126.1
Debt ................................................          805.3           806.0          707.1          805.7          669.2
Equity ..............................................        1,356.5         1,356.5        1,268.2        1,356.5        1,254.8
Total assets ........................................       14,428.4        14,259.2       12,945.7       14,344.3       12,883.2
====================================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent) ............           4.39%           4.35%          4.61%          4.37%          4.60%
Return on assets ....................................           1.31%           0.83%          1.37%          1.07%          1.33%
Return on common equity .............................          14.53%           8.86%         14.58%         11.69%         14.21%
Return on total equity ..............................          13.96%           8.72%         13.97%         11.34%         13.62%
Efficiency ratio ....................................          55.83%          59.64%         58.63%         57.71%         59.62%
Average equity/average assets .......................           9.40%           9.51%          9.80%          9.46%          9.74%
Tier 1 risk-based capital ratio .....................           9.85%          10.82%         11.08%
Total risk-based capital ratio ......................          11.10%          12.07%         12.33%
Leverage ratio ......................................           7.96%           8.43%          8.66%
====================================================================================================================================
Cash-basis financial data (2)
Net income applicable to common shareholders ........   $     48,708    $     30,489    $    45,377    $    79,197    $    87,643
Net income per common share .........................   $       0.31    $       0.19    $      0.29    $      0.50    $      0.56
Net income per common share - assuming dilution .....   $       0.31    $       0.19    $      0.28    $      0.50    $      0.55
Return on assets ....................................           1.41%           0.91%          1.47%          1.17%          1.43%
Return on common equity .............................          17.93%          10.98%         17.89%         14.41%         17.53%
Efficiency ratio ....................................          54.00%          58.14%         56.93%         56.05%         57.86%
Average equity/average assets .......................           8.32%           8.58%          8.71%          8.45%          8.64%
====================================================================================================================================
----------------
     (1)All financial information has been restated for mergers accounted for as
        poolings  of  interests.   The  effects  of  mergers  accounted  for  as
        purchase transactions  have been included from the date of consummation.
        Prior periods have been conformed to current-period  presentation.
     (2)Excluding  amortization and balances of purchase accounting  intangibles net of applicable taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Management's Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the "Company" or "Hibernia") and its subsidiaries, principally Hibernia National Bank (the "Bank"). This discussion should be read in conjunction with the accompanying tables and consolidated financial statements.


SECOND-QUARTER 1999 HIGHLIGHTS


     Hibernia Corporation's second-quarter 1999 results showed improvement in earnings over the second quarter of 1998 and the first quarter of 1999 and continued growth in loans, deposits and noninterest income.

o Net income for the second quarter of 1999 totaled $47.4 million ($.29 per common share), up 7% compared to $44.3 million ($.27 per common share) for the second quarter of 1998. Cash-basis net income per common share was $.31 in the second quarter of 1999 compared to $.29 in the second quarter of 1998. Net income for the first six months of 1999 totaled $76.9 million ($.47 per common share), down 10% compared to $85.5 million ($.52 per common share) for the first six months of 1998. Cash-basis net income per common share was $.50 for the first six months of 1999 compared to $.56 for the first six months of 1998.

o Net income for the second quarter of 1999, excluding merger-related expenses, would have been $47.5 million ($.29 per common share), up 6% compared to $44.9 million ($.27 per common share) for the second quarter of 1998. Merger-related expenses totaled $0.2 million after income tax and $0.6 million after income tax for the second quarter of 1999 and 1998, respectively. Net income for the first six months of 1999, excluding merger-related expenses, would have been $82.7 million ($.50 per common share), down 5% compared to $86.8 million ($.53 per common share) for the first six months of 1998. Merger-related expenses totaled $5.8 million after income tax and $1.3 million after income tax for the first six months of 1999 and 1998, respectively.

o Pre-tax, pre-provision earnings were $85.9 million, a 16% increase from the second quarter 1998 level of $74.0 million. Pre-tax, pre-provision earnings for the first six months of 1999 were $161.8 million, a 15% increase compared to $141.0 million for the first six months of 1998. The second quarter and first six months of 1999 included provisions for loan losses totaling $12.2 million and $42.2 million, respectively, compared to $5.6 million and $9.1 million for the same periods of 1998.

o Total assets grew $1.6 billion (12%) to $14.7 billion at June 30, 1999 compared to June 30, 1998. Shareholders' equity increased $64.2 million (5%) to $1.3 billion at June 30, 1999 compared to June 30, 1998. Book value per common share increased $.41 (5%) to $7.92 at June 30, 1999 compared to June 30, 1998.

o Total loans grew $1.4 billion (15%) from June 30, 1998 to $10.5 billion at June 30, 1999. Commercial loans grew $456.8 million (13%) to $4.0 billion, small business loans increased $346.9 million (18%) to $2.3 billion and consumer loans increased $546.4 million (15%) to $4.2 billion.

o Deposits increased $1.1 billion (11%) to $11.3 billion at June 30, 1999 compared to June 30, 1998.

o The cash-basis efficiency ratio, excluding merger-related expenses, was 53.87% for the second quarter of 1999, a 255 basis point improvement from 56.42% for the same period of 1998.

o In July 1999, Hibernia's Board of Directors declared a quarterly cash dividend of 10.5 cents per common share, a 17% increase from 9 cents per common share declared in July 1998.


MERGER ACTIVITY


     On May 21, 1999, the Company consummated the purchase of the Beaumont branches of Chase Bank of Texas, N.A. for $87 million (the "Beaumont transaction"). At May 21, 1999 the four Beaumont branches located in Jefferson County, Texas had $172 million in loans, $465 million in deposits and over $1.4 billion in assets held in trust accounts. In the first quarter of 1999, the Company completed a merger with MarTex Bancshares, Inc. parent of the $312 million asset First Service Bank. This merger was accounted for as a pooling of interests. In 1998 the Company completed four mergers, three in Louisiana and one in East Texas which were accounted for as poolings of interests. All prior-period information has been restated to reflect the effect of the mergers accounted for as poolings of interests. Because the Beaumont transaction was accounted for as a purchase, the results of operations of the Beaumont branches are included with those of Hibernia from the transaction consummation date.

     Measures of financial performance subsequent to purchase transactions are more relevant when comparing "cash-basis" results (i.e., before amortization of purchase accounting intangibles), because they are more indicative of cash flows, and thus the Company's ability to support growth and pay dividends. The cash-basis measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on page 11.

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchase transactions are referred to as the "purchased companies."


FINANCIAL CONDITION:

EARNING ASSETS


     Earning assets averaged $13.5 billion in the second quarter of 1999, a $1.4 billion (12%) increase from the second-quarter 1998 average of $12.1 billion. The increase in average earning assets was due to diversified loan growth, as a result of offering quality service and competitive products in existing markets as well as in the markets of merger partners. Hibernia has funded the loan growth through increases in deposits and borrowed funds and the reinvestment of proceeds from maturing securities.

     Loans. Average loans for the second quarter of 1999 of $10.3 billion were up $280.9 million (3%) from the first quarter of 1999 and up $1.4 billion (16%) compared to the second quarter of 1998. For the first six months of 1999 average loans increased $1.4 billion (16%) compared to the first six months of 1998. The Beaumont transaction added approximately $77.5 million to second quarter 1999 average loans and approximately $39.0 million to average loans for the first six months of 1999. Loan growth, excluding the effect of the Beaumont transaction, has slowed in comparison to levels experienced in recent periods as a result of the competitive environment.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at June 30, 1999, March 31, 1999 and June 30, 1998. Total loans increased $336.0 million (3%) during the second quarter of 1999 compared to March 31, 1999, as small business loans increased $222.0 million (11%) and consumer loans increased $147.3 million (4%), while commercial loans decreased $33.3 million (1%). Compared to June 30, 1998, loans increased $1.4 billion (15%). Commercial loans were up $456.8 million (13%), small business loans grew $346.9 million (18%) and consumer loans increased $546.4 million (15%). The growth in the commercial portfolio primarily resulted from increases in the commercial and industrial and services industry categories. The small business portfolio growth was primarily focused in the services industry. In consumer lending, growth was spread among residential mortgage and indirect loans.

     Although the overall economy continues to expand, the energy industry experienced a decline within the past year as a result of a decrease in oil prices worldwide. The Company's experienced energy/maritime management team reviews the energy portfolio for potential adverse developments and proactively manages Hibernia's exposure to risk. As a result of these efforts and alternative funding sources available to certain borrowers, the Company's energy portfolio has been reduced. However, the Company remains active in the energy industry on a selective basis and the energy portion of the loan portfolio represents 3.8% of total loans as of June 30, 1999.

     During the second quarter of 1999, Hibernia securitized $210.0 million of its residential first mortgages through Federal National Mortgage Association
(FNMA). This portion of the consumer portfolio was securitized with provisions of recourse and a reserve has been established to cover estimated losses. This transaction affects the categorization of individual line items on the balance sheet by reducing mortgage loans and increasing securities.

=============================================================================================================================
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
=============================================================================================================================
                                              June 30, 1999             March 31, 1999               June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
($ in millions)                             Loans     Percent         Loans      Percent          Loans         Percent
=============================================================================================================================
Commercial:
   Commercial and industrial .....     $   1,471.5      14.0%    $   1,431.6       14.1%       $  1,217.9        13.3%
   Services industry .............         1,064.2      10.2         1,064.2       10.5             849.0         9.3
   Real estate ...................           482.9       4.6           508.0        5.0             470.8         5.2
   Health care ...................           319.0       3.0           318.3        3.1             284.5         3.1
   Transportation,  communications
      and utilities ..............           224.8       2.2           210.3        2.1             246.3         2.7
   Energy ........................           355.4       3.4           425.0        4.2             406.1         4.4
   Other .........................            64.1       0.6            57.8        0.6              50.5         0.6
-----------------------------------------------------------------------------------------------------------------------------
      Total commercial ...........         3,981.9      38.0         4,015.2       39.6           3,525.1        38.6
-----------------------------------------------------------------------------------------------------------------------------
Small Business:
   Commercial and industrial .....           884.1       8.4           738.4        7.3             814.9         8.9
   Services industry .............           501.9       4.8           473.9        4.6             385.1         4.2
   Real estate ...................           326.9       3.1           295.9        2.9             246.3         2.7
   Health care ...................           129.9       1.2           115.2        1.1              98.7         1.1
   Transportation,  communications
      and utilities ..............            79.0       0.8            80.7        0.8              67.2         0.8
   Energy ........................            37.6       0.4            37.3        0.4              39.2         0.4
   Other .........................           357.2       3.4           353.2        3.5             318.3         3.5
-----------------------------------------------------------------------------------------------------------------------------
      Total small business .......         2,316.6      22.1         2,094.6       20.6           1,969.7        21.6
-----------------------------------------------------------------------------------------------------------------------------
Consumer:
   Residential mortgages:
      First mortgages ............         1,970.8      18.8         1,997.7       19.7           1,699.9        18.6
      Junior liens ...............           230.9       2.2           199.2        2.0             152.8         1.7
   Indirect ......................         1,010.0       9.6           907.5        8.9             777.7         8.5
   Revolving credit ..............           346.9       3.3           328.0        3.2             314.8         3.4
   Other .........................           627.7       6.0           606.6        6.0             694.7         7.6
-----------------------------------------------------------------------------------------------------------------------------
      Total consumer .............         4,186.3      39.9         4,039.0       39.8           3,639.9        39.8
=============================================================================================================================
Total loans ......................     $  10,484.8     100.0%    $  10,148.8      100.0%       $  9,134.7       100.0%
=============================================================================================================================

     Securities. Average securities increased $74.9 million (3%) in the second quarter of 1999 compared to the second quarter of 1998, and were up $34.5 million (1%) for the first six months of 1999 compared to the same period in 1998. Excluding the effect of the securitization of residential first mortgages previously discussed, average securities decreased $10.5 million and $8.4 million in the second quarter and first six months of 1999, respectively, compared to the same periods in 1998. The decreases were the result of the reinvestment of maturing securities into higher-yielding loans. Securities primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used to collateralize repurchase agreements and public fund deposits.

     Short-Term Investments. Average short-term investments, primarily federal funds sold and securities purchased under agreement to resell (reverse repurchase agreements) for the three months ended June 30, 1999, totaled $218.3 million, down $56.1 million (20%) compared to $274.4 million in the second quarter of 1998. For the first six months of 1999 compared to the same period in 1998, average short-term investments decreased $29.0 million (10%) to $259.2 million. The decrease in short-term investments is primarily due to a reduction in reverse repurchase agreements. This reduction is the result of the securitization of residential first mortgages previously discussed as the security generated in this transaction provides collateral for certain deposits thus reducing the need for reverse repurchase agreements.

     Mortgage Loans Held For Sale. Average mortgage loans held for sale for the second quarter of 1999 increased $4.8 million (2%) compared to the second quarter of 1998, and were up $35.7 million (20%) for the first six months of 1999 compared to the same period in 1998. Mortgage loans held for sale, previously included in total loans, began to be reported as a separate item on the balance sheet as of January 1, 1999. All prior-period information has been reclassified to reflect this change.


ASSET QUALITY


     Several key measures are used to evaluate and monitor the Company's asset quality. These measures include loan delinquencies, nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property, and several related ratios.

     Table 2 shows loan delinquencies for each of the last five quarters and delinquencies as a percentage of loans in each portfolio and in total. The amount of total delinquencies increased $36.1 million (71%) from June 30, 1998 and increased $38.2 million (78%) from March 31, 1999. The increase in delinquencies is primarily due to the Company's participation in a syndicated, secured credit to an oil and gas company that filed for bankruptcy protection in the second quarter of 1999. Hibernia's exposure to this customer totals $29.4 million. As of June 30, 1999 this loan is over 90 days past due but remains on accrual status as the Company expects to collect all principal and interest due. Hibernia and other members of the bank group are working together to protect their interests in bankruptcy court.

================================================================================================================
TABLE 2  -  LOAN DELINQUENCIES (1)
================================================================================================================
                                                    June 30     March 31    Dec. 31     Sept. 30   June 30
($ in millions)                                      1999         1999        1998        1998       1998
----------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ...........................     $   51.3    $   41.8    $   52.6    $   54.3    $   43.8
    90 days or more .........................         35.8         7.1         7.0         6.1         7.2
----------------------------------------------------------------------------------------------------------------
        Total delinquencies .................     $   87.1    $   48.9    $   59.6    $   60.4    $   51.0
----------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ..............................         1.11%       0.20%       0.27%       0.08%       0.12%
    Small business ..........................         0.47%       0.68%       0.50%       0.72%       0.73%
    Consumer ................................         0.76%       0.66%       0.98%       1.11%       0.90%
    Total loans .............................         0.83%       0.48%       0.60%       0.63%       0.56%
----------------------------------------------------------------------------------------------------------------
--------------
(1) Accruing loans past due as to principal and/or interest 30 days or more.

     Delinquencies as a percentage of total loans at June 30, 1999 were 0.83%, up from 0.56% a year ago and up from 0.48% at March 31, 1999. Accruing loans past due 90 days or more were $35.8 million at June 30, 1999 compared to $7.2 million at June 30, 1998 and $7.1 million at March 31, 1999.

     Commercial loan delinquencies were 1.11% of total commercial loans at June 30, 1999 compared to 0.12% at June 30, 1998 and 0.20% at March 31, 1999. The
increase in both the 90 days or more past due category and commercial loan delinquencies is primarily due to the exposure to the syndicated oil and gas credit previously discussed. Small business loan delinquencies decreased to 0.47% at June 30, 1999, from 0.73% at June 30, 1998 and 0.68% at March 31, 1999.
Consumer loan delinquencies decreased to 0.76% from 0.90% at June 30, 1998 and increased from 0.66% at March 31, 1999. The improvement in consumer delinquencies from 1998 is primarily due to ongoing adjustments in the underwriting and acceptance criteria and improvements in the collection process.

     Nonperforming assets -- which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property -- totaled $100.5 million at June 30, 1999.

     Nonperforming loans, which totaled $86.7 million at June 30, 1999, increased $54.5 million (170%) from a year ago, and increased $23.2 million (37%) from the prior quarter end. The increase in nonperforming loans in the quarter was primarily attributable to certain larger commercial credits. The majority of nonperforming consumer loans are residential mortgage loans on which significant losses are not expected.

     Foreclosed assets totaled $9.3 million at June 30, 1999, up $5.9 million (170%) from a year earlier, and virtually unchanged from March 31, 1999. Excess bank-owned property at June 30, 1999 was up $2.2 million (91%) from June 30, 1998, and up $0.9 million (26%) from March 31, 1999. Table 3 presents a summary of nonperforming assets and selected ratios at the end of the last five quarters.

----------------------------------------------------------------------------------------------------------------------
TABLE 3  -  NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------
                                            June 30       March 31        Dec. 31       Sept. 30        June 30
($ in thousands)                              1999          1999            1998          1998            1998
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
    Commercial ......................      $ 63,425       $ 42,120       $ 19,214       $  9,111       $ 10,149
    Small business ..................        19,039         16,613         17,695         19,001         18,205
    Consumer ........................         4,203          4,721          4,031          4,508          3,779
Restructured loans ..................             -              -              -              -              -
----------------------------------------------------------------------------------------------------------------------
        Total nonperforming loans ...        86,667         63,454         40,940         32,620         32,133
----------------------------------------------------------------------------------------------------------------------
Foreclosed assets ...................         9,311          9,268         10,762          6,776          3,450
Excess bank-owned property ..........         4,559          3,622          2,648          2,329          2,388
----------------------------------------------------------------------------------------------------------------------
        Total nonperforming assets ..      $100,537       $ 76,344       $ 54,350       $ 41,725       $ 37,971
======================================================================================================================
Reserve for loan losses .............      $150,805       $150,008       $130,347       $129,009       $125,390
Nonperforming loan ratio:
    Commercial loans ................          1.59%          1.05%          0.50%          0.25%          0.29%
    Small business loans ............          0.82%          0.79%          0.85%          0.94%          0.92%
    Consumer loans ..................          0.10%          0.12%          0.10%          0.12%          0.10%
    Total loans .....................          0.83%          0.63%          0.41%          0.34%          0.35%
Nonperforming asset ratio ...........          0.96%          0.75%          0.55%          0.43%          0.42%
Reserve for loan losses as a
    percentage of nonperforming loans        174.01%        236.40%        318.39%        395.49%        390.22%
======================================================================================================================


     At June 30, 1999 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $82.7 million. The related portion of the reserve for loan losses was $21.0 million. The comparable amounts at June 30, 1998 were $28.6 million and $4.3 million, respectively. These loans are included in nonaccrual loans in Table 3.

     Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $43.8 million were added to nonperforming loans during the second quarter of 1999, primarily in the commercial loan portfolio. Sales and payments resulted in a $9.3 million reduction in nonperforming loans while $0.5 million of loans were returned to performing status. Charge-offs further reduced nonperforming loans in the second quarter of 1999 by $10.0 million. When nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

=============================================================================================================
TABLE 4  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
=============================================================================================================
                                                     1999                     1998
-------------------------------------------------------------------------------------------------------------
                                  Second           First         Fourth         Third         Second
($ in thousands)                  Quarter         Quarter        Quarter        Quarter       Quarter
-------------------------------------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period .      $ 63,454       $ 40,940       $ 32,620       $ 32,133       $ 29,516
Additions ..................        43,804         42,428         20,944          8,622         13,041
Charge-offs, gross .........        (9,974)        (7,662)        (2,219)          (509)          (993)
Transfer to OREO ...........          (801)          (243)        (5,758)        (3,396)             -
Returns to performing status          (509)          (219)          (755)          (433)        (1,136)
Payments and sales .........        (9,307)       (11,790)        (3,892)        (3,797)        (8,295)
-------------------------------------------------------------------------------------------------------------
Nonperforming loans
    at end of period .......      $ 86,667       $ 63,454       $ 40,940       $ 32,620       $ 32,133
=============================================================================================================

     In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming totaled $81.6 million at June 30, 1999. This amount includes the syndicated oil and gas credit previously discussed.


RESERVE AND PROVISION FOR LOAN LOSSES


     The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a $12.2 million provision for loan losses in the second quarter of 1999 and a $42.2 million provision for the first six months of 1999, compared to $5.6 million and $9.1 million in the comparable periods of 1998. These provisions were made to address loan growth and credit quality issues within the loan portfolio, primarily in the commercial portfolio, as indicated by higher levels of charge-offs, nonperforming loans and delinquencies. Net charge-offs of $14.4 million in the second quarter exceeded the provision of $12.2 million. However, the provision for the first six months of 1999 exceeded net charge-offs by $17.4 million. Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

     Net charge-offs totaled $14.4 million in the second quarter of 1999 and $24.8 million for the first six months of 1999, compared to $3.8 million and $10.4 million in the comparable periods of 1998. As a percentage of average loans, annualized net charge-offs were 0.56% in the second quarter of 1999 compared to 0.17% in the second quarter of 1998 and 0.41% in the first quarter of 1999. The increase in net charge-offs is related primarily to the commercial loan portfolio. Net charge-offs in both the small business and consumer portfolios have declined from the second quarter of 1998 and the first quarter of 1999. The second quarter of 1999 includes a $0.7 million recovery on the sale of a portfolio of charged-off consumer loans.

     The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves and an unallocated reserve.

=====================================================================================================================
TABLE 5  -  RESERVE FOR LOAN LOSSES ACTIVITY
=====================================================================================================================
                                                1999                                  1998
---------------------------------------------------------------------------------------------------------------------
                                        Second          First         Fourth           Third          Second
($ in thousands)                       Quarter         Quarter        Quarter          Quarter        Quarter
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period .     $ 150,008       $ 130,347       $ 129,009       $ 125,390       $ 123,574
Loans charged off:
    Commercial .................       (10,390)         (7,182)           (853)           (538)           (338)
    Small business .............        (2,916)         (2,983)         (4,356)         (2,714)         (2,901)
    Consumer ...................        (5,524)         (6,167)         (7,323)         (5,190)         (6,056)
Recoveries:
    Commercial .................           682           2,828           1,231           1,216           2,554
    Small business .............           970           1,000             603             512             669
    Consumer ...................         2,740           2,165           2,048           2,244           2,307
---------------------------------------------------------------------------------------------------------------------
Net loans charged off ..........       (14,438)        (10,339)         (8,650)         (4,470)         (3,765)
Provision for loan losses ......        12,200          30,000           9,988           8,089           5,581
Additions due to acquisition ...         3,035               -               -               -               -
---------------------------------------------------------------------------------------------------------------------
Balance at end of period .......     $ 150,805       $ 150,008       $ 130,347       $ 129,009       $ 125,390
=====================================================================================================================
Reserve for loan losses
    as a percentage of loans ...          1.44%           1.48%           1.32%           1.34%           1.37%
Annualized net charge-offs as a
    percentage of average loans:
        Commercial .............          0.97%           0.44%          (0.04)%         (0.08)%         (0.26%)
        Small business .........          0.36%           0.38%           0.74%           0.45%           0.47%
        Consumer ...............          0.27%           0.40%           0.54%           0.31%           0.42%
        Total loans ............          0.56%           0.41%           0.36%           0.19%           0.17%
=====================================================================================================================


     The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors such as risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. In addition, the reserve considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. The results of reviews performed by internal and external examiners are also considered.

     The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios, which are key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. The review of reserve adequacy is performed by executive management and presented to the Board of Directors for their review, consideration and ratification.

     There were no significant changes in the composition of the loan portfolio during the second quarter of 1999. However, as previously noted, certain asset quality measures including delinquencies and nonaccrual loans, principally in the commercial portfolio, deteriorated and an increase in the risk profile of the portfolio was indicated by the Company's internal risk rating system. The Company had anticipated and proactively addressed these issues by increasing the level of the reserve for loan losses by $19.7 million in the first quarter of 1999; therefore, the level of the reserve was maintained during the second quarter of 1999.

     The assumptions and methodologies used in allocating the reserve were unchanged during the quarter. However, the allocation to certain portfolios changed based on the risk profile, resulting in a higher allocation to the commercial portfolio offset by modest reductions in the consumer portfolio and unallocated reserves. This shift occurred as charge-offs have increased during the most recent quarters, which are weighted more heavily in determining the level of general reserves.

     The reserve coverage of annualized net charge-offs declined during the quarter to 261% from 363% in the first quarter of 1999 and 833% in the second quarter of 1998. This decline was primarily due to the higher level of commercial net charge-offs during the second quarter of 1999. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate indicator of reserve adequacy since the timing of charge-offs and recoveries, primarily in the commercial portfolio, impacts these ratios.

     The reserve for loan losses totaled $150.8 million, or 1.44% of total loans at June 30, 1999, compared to $125.4 million, or 1.37% of total loans at June 30, 1998. The reserve for loan losses as a percentage of nonperforming loans was 174% at June 30, 1999, compared to 390% at June 30, 1998 and 236% at March 31, 1999. During the remainder of 1999 the Company expects to continue experiencing elevated levels of nonperforming loans and net charge-offs compared to 1998. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends.


FUNDING SOURCES:

DEPOSITS


     Average deposits totaled $11.1 billion in the second quarter of 1999, an $886.7 million (9%) increase from the second quarter of 1998. For the first six months of 1999 compared to the same period in 1998, average deposits increased $795.0 million (8%) to $10.9 billion. The increases were the result of internal growth and the effect of the Beaumont transaction, which added $209.4 million in average deposits to the second quarter of 1999 and $105.3 million in average deposits to the first six months of 1999. Internal growth resulted from Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the introduction of new products such as Tower GoldSM Services, which offers liquidity, competitive interest rates and the security of a bank deposit. Table 6 presents the composition of average deposits for the periods presented.

==============================================================================================================================
TABLE 6  -  DEPOSIT COMPOSITION
==============================================================================================================================
                                           Second Quarter 1999         First Quarter 1999           Second Quarter 1998
------------------------------------------------------------------------------------------------------------------------------
                                          Average       % of          Average       % of           Average       % of
($ in millions)                          Balances     Deposits        Balances     Deposits        Balances     Deposits
------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing ...........       $   2,010.3        18.2%     $   1,920.6        17.8%     $   1,833.8        18.0%
NOW accounts ..................             370.9         3.3            299.9         2.8            336.9         3.3
Money market deposit accounts .           2,077.7        18.8          2,205.6        20.5          2,009.5        19.7
Savings accounts ..............           1,629.8        14.7          1,341.8        12.5          1,106.1        10.9
Other consumer time deposits ..           2,950.4        26.6          2,954.7        27.4          3,070.7        30.1
------------------------------------------------------------------------------------------------------------------------------
    Total core deposits .......           9,039.1        81.6          8,722.6        81.0          8,357.0        82.0
------------------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more           1,124.3        10.2          1,095.0        10.2          1,028.3        10.1
Certificates of deposit of
    $100,000 or more ..........             617.2         5.6            644.9         6.0            589.6         5.8
Foreign time deposits .........             292.0         2.6            305.4         2.8            211.0         2.1
------------------------------------------------------------------------------------------------------------------------------
    Total deposits ............       $  11,072.6       100.0%     $  10,767.9       100.0%     $  10,185.9       100.0%
==============================================================================================================================

     Average core deposits totaled $9.0 billion in the second quarter of 1999, a $682.1 million (8%) increase from the second quarter of 1998. The Beaumont transaction accounted for $149.1 million (22%) of the growth in average core deposits in the second quarter of 1999 compared to the second quarter of 1998. Average noninterest-bearing deposits grew $176.5 million and average savings deposits increased $523.7 million in the second quarter of 1999 compared to the second quarter of 1998. NOW account average balances were up $34.0 million and average money market deposit accounts were up $68.2 million in the second quarter of 1999 compared to the second quarter of 1998. Net of the effect of the Beaumont transaction, NOW account average balances were down $2.1 million and average money market deposit accounts were up $57.0 million primarily due to the effect of the application of the Reserve Money Manager sweep process to deposits acquired through mergers.

     Average noncore deposits were up $204.6 million (11%) from the second quarter of 1998 to $2.0 billion or 18% of total deposits. The Beaumont transaction accounted for $60.2 million (29%) of the growth in average noncore deposits in the second quarter of 1999 compared to the second quarter of 1998. Average large denomination certificates of deposit increased $123.6 million (8%) compared to the second quarter of 1998. Average foreign time deposits increased $81.0 million (38%) due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

     Total deposits at June 30, 1999, were $11.3 billion, up $1.1 billion (11%) from June 30, 1998. The Beaumont transaction accounted for $464.8 (41%) of the growth in total deposits.


BORROWINGS


     Average borrowings -- which include federal funds purchased; securities sold under agreements to repurchase (repurchase agreements); treasury, tax and loan account; and debt -- increased $515.7 million (39%) to $1.8 billion for the second quarter of 1999 compared to the second quarter of 1998. For the first six months of 1999 compared to the first six months of 1998 average borrowings increased $560.3 million (42%) to $1.9 billion.

     Average debt for the second quarter of 1999 totaled $805.3 million, up from $707.1 million in the second quarter of 1998. At June 30, 1999 the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas
(FHLB), totaled $805.3 million. Debt increased $98.3 million from June 30, 1998 as Hibernia locked in attractive fixed rates to fund the growth in its loan portfolio. The FHLB may demand payment of $300 million in callable advances at quarterly intervals, of which $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate. The Company's reliance on borrowings, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate risk.


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

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $38.2 million at June 30, 1999, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $454.6 million at June 30, 1999. In addition to these customer-related derivative financial instruments, the Company has entered into contracts for its own account related to its mortgage origination activity which totaled $193.2 million at June 30, 1999. Hibernia's credit exposure related to derivative financial instruments held for trading totaled $3.9 million at June 30, 1999.


RESULTS OF OPERATIONS:

NET INTEREST INCOME


     Taxable-equivalent net interest income for the second quarter of 1999 totaled $147.6 million, an $8.6 million increase from the same period in 1998 and up $3.7 million from the first quarter of 1999. Taxable-equivalent net interest income for the first six months of 1999 totaled $291.4 million, an $18.4 million increase over the first six months of 1998.

     Factors contributing to the increase in net interest income for the second quarter and first six months of 1999 over the comparable periods in 1998 include: overall growth in earning assets; the positive effect of the change in the mix of earning assets from securities to loans; lower rates paid on deposits and borrowings; and the effect of the Beaumont transaction (approximately $0.8 million). These factors were partially offset by lower yields on loans and securities as a result of the competitive lending environment. Table 7 shows the composition of earning assets for the most recent five quarters, revealing the change in the mix of earning assets.

=======================================================================================================================
TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
=======================================================================================================================
                                                     1999                                  1998
-----------------------------------------------------------------------------------------------------------------------
                                            Second          First          Fourth          Third          Second
(Percentage of average balances)            Quarter        Quarter         Quarter        Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------------
Commercial loans ................            29.8%          29.5%           29.1%           29.1%           28.7%
Small business loans ............            16.1           15.5            15.7            15.9            15.7
Consumer loans ..................            30.4           30.0            30.4            30.3            29.4
-----------------------------------------------------------------------------------------------------------------------
    Total loans .................            76.3           75.0            75.2            75.3            73.8
-----------------------------------------------------------------------------------------------------------------------
Securities available for sale ...            20.6           21.0            21.7            20.8            22.4
Short-term investments ..........             1.6            2.2             1.3             2.3             2.2
Mortgage loans held for sale ....             1.5            1.8             1.8             1.6             1.6
-----------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets           100.0%         100.0%          100.0%          100.0%          100.0%
=======================================================================================================================

     Table 8 details the net interest margin for the most recent five quarters.

=============================================================================================================================
TABLE 8  -  NET INTEREST MARGIN   (taxable-equivalent)
=============================================================================================================================
                                                          1999                                    1998
-----------------------------------------------------------------------------------------------------------------------------
                                                Second           First           Fourth          Third          Second
                                                Quarter          Quarter         Quarter        Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------------------
Yield on earning assets ............              7.72%           7.70%           7.83%           8.00%           8.17%
Rate on interest-bearing liabilities              4.11            4.14            4.27            4.47            4.44
-----------------------------------------------------------------------------------------------------------------------------
    Net interest spread ............              3.61            3.56            3.56            3.53            3.73
Contribution of
    noninterest-bearing funds ......              0.78            0.79            0.86            0.89            0.88
-----------------------------------------------------------------------------------------------------------------------------
    Net interest margin ............              4.39%           4.35%           4.42%           4.42%           4.61%
=============================================================================================================================
Noninterest-bearing funds
    supporting earning assets ......             19.07%          19.17%          20.22%          19.89%          19.81%
=============================================================================================================================

     The net interest margin was 4.39% for the second quarter of 1999, down 22 basis points from the second quarter of 1998, and up four basis points from the first quarter of 1999. The positive effects of the change in the mix of earning assets were offset by the impact of declining loan yields, as a result of increasing competition, and a higher-than-expected level of public fund deposits which by virtue of their collateral requirements have a very thin spread. However, these public fund deposits had a positive impact on net interest income. The net interest margin for the second quarter of 1999 was also negatively impacted due to the shift in the mix of funding sources toward market rate funds. In the second quarter of 1999, 59.4% of Hibernia's earning assets were supported by market-rate funds compared to 56.3% in the same period in 1998.

     The net interest margin was negatively impacted (approximately 3 basis points) in the second quarter of 1998 and (approximately 3 basis points) in the first six months of 1998 by the funding cost of a transaction which utilized capital losses. The income associated with this transaction was recorded as a securities gain in noninterest income rather than in net interest income.

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 1999 and the first quarter of 1999 and between the second quarter of 1999 and the second quarter of 1998.

====================================================================================================================================
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
====================================================================================================================================
                                                                   Second Quarter 1999 Compared to:
------------------------------------------------------------------------------------------------------------------------------------
                                                   First Quarter 1999                            Second Quarter 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Increase (Decrease) Due to Change In:
------------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                           Volume           Rate          Total          Volume           Rate          Total
------------------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............       $ 1,561        $  (188)       $ 1,373        $ 11,046        $ (8,805)       $  2,241
     Small business loans ..........         2,171            418          2,589           6,251          (2,616)          3,635
     Consumer loans ................         2,081            231          2,312          11,588          (3,775)          7,813
------------------------------------------------------------------------------------------------------------------------------------
         Loans .....................         5,813            461          6,274          28,885         (15,196)         13,689
------------------------------------------------------------------------------------------------------------------------------------
     Securities available for sale .          (289)           786            497           1,195            (764)            431
     Short-term investments ........        (1,042)           153           (889)           (759)           (501)         (1,260)
     Mortgage loans held for sale ..          (635)           208           (427)             71             367             438
------------------------------------------------------------------------------------------------------------------------------------
           Total ...................         3,847          1,608          5,455          29,392         (16,094)         13,298
====================================================================================================================================
Interest paid on:
     NOW accounts ..................           447           (128)           319             293          (1,133)           (840)
     Money market
         deposit accounts ..........          (738)           265           (473)            425          (1,211)           (786)
     Savings accounts ..............         2,446            997          3,443           4,506             768           5,274
     Other consumer time deposits ..           (52)          (198)          (250)         (1,526)         (2,592)         (4,118)
     Public fund certificates of
         deposit of $100,000 or more           353           (177)           176           1,228          (1,644)           (416)
     Certificates of deposit
         of $100,000 or more .......          (343)          (144)          (487)            357            (622)           (265)
     Foreign deposits ..............          (147)            29           (118)            940            (493)            447
     Federal funds purchased .......          (866)            43           (823)          4,665            (380)          4,285
     Repurchase agreements .........          (158)            90            (68)            390            (585)           (195)
     Debt ..........................            (9)            83             74           1,367             (36)          1,331
------------------------------------------------------------------------------------------------------------------------------------
           Total ...................           933            860          1,793          12,645          (7,928)          4,717
====================================================================================================================================
Taxable-equivalent
     net interest income ...........       $ 2,914        $   748        $ 3,662        $ 16,747        $ (8,166)       $  8,581
====================================================================================================================================
----------------
     (1) Change due to mix (both  volume and rate) has been  allocated to volume and rate  changes in  proportion  to the  relationship  of the absolute dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 23 and 24 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended June 30, 1999, March 31, 1999 and June 30, 1998, and for the first six months of 1999 and 1998.

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                    Second Quarter 1999                   First Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average                              Average
interest $ in thousands)                                  Balance     Interest      Rate       Balance        Interest     Rate
====================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................    $   4,009.7   $  76,767      7.68%    $   3,928.2    $   75,394     7.78%
    Small business loans ..........................        2,170.5      47,778      8.83         2,071.8        45,189     8.85
    Consumer loans ................................        4,099.0      84,775      8.29         3,998.3        82,463     8.34
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................       10,279.2     209,320      8.17         9,998.3       203,046     8.23
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................        2,777.1      43,970      6.33         2,795.6        43,473     6.23
    Short-term investments ........................          218.3       2,780      5.11           300.6         3,669     4.95
    Mortgage loans held for sale ..................          199.2       3,285      6.61           238.3         3,712     6.32
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............       13,473.8   $ 259,355      7.72%       13,332.8    $  253,900     7.70%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................         (153.8)
Noninterest-earning assets:
    Cash and due from banks .......................          469.7                                 486.0
    Other assets ..................................          638.7                                 571.3
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........        1,108.4                               1,057.3
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................    $  14,428.4                           $  14,259.2
====================================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................    $     370.9   $   2,297      2.48%    $     299.9    $    1,978     2.68%
        Money market deposit accounts .............        2,077.7      12,063      2.33         2,205.6        12,536     2.31
        Savings accounts ..........................        1,629.8      14,177      3.49         1,341.8        10,734     3.24
        Other consumer time deposits ..............        2,950.4      35,856      4.87         2,954.7        36,106     4.96
        Public fund certificates of deposit
            of $100,000 or more ...................        1,124.3      13,439      4.79         1,095.0        13,263     4.91
        Certificates of deposit of $100,000 or more          617.2       7,601      4.94           644.9         8,088     5.09
        Foreign time deposits .....................          292.0       3,208      4.41           305.4         3,326     4.42
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......        9,062.3      88,641      3.92         8,847.3        86,031     3.94
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................          620.0       7,477      4.84           691.9         8,300     4.86
        Repurchase agreements .....................          416.2       4,477      4.31           431.0         4,545     4.28
    Debt ..........................................          805.3      11,209      5.58           806.0        11,135     5.60
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........       10,903.8   $ 111,804      4.11%       10,776.2    $  110,011     4.14%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................        2,010.3                               1,920.6
    Other liabilities .............................          157.8                                 205.8
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....        2,168.1                               2,126.4
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................        1,356.5                               1,356.6
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity     $  14,428.4                           $  14,259.2
====================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                 3.61%                                  3.56%
Cost of funds supporting interest-earning assets ..                                 3.33%                                  3.35%
Net interest income/margin ........................                  $ 147,551      4.39%                   $  143,889     4.35%
====================================================================================================================================
----------
(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.


====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries                                                                   Six Months Ended
Taxable-equivalent basis (1)                                    Second Quarter 1998                       June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                        Average                                Average
interest $ in thousands)                                Balance       Interest     Rate        Balance       Interest       Rate
====================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $   3,460.9    $  74,526      8.64%     $   3,969.2    $ 152,162      7.73%
    Small business loans ..........................       1,891.2       44,143      9.36          2,121.4       92,968      8.84
    Consumer loans ................................       3,545.1       76,962      8.70          4,049.0      167,236      8.32
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................       8,897.2      195,631      8.82         10,139.6      412,366      8.20
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................       2,702.2       43,539      6.45          2,786.3       87,444      6.28
    Short-term investments ........................         274.4        4,040      5.91            259.2        6,449      5.02
    Mortgage loans held for sale ..................         194.4        2,847      5.87            218.6        6,997      6.45
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............      12,068.2    $ 246,057      8.17%        13,403.7    $ 513,256      7.71%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................        (123.6)                                 (142.4)
Noninterest-earning assets:
    Cash and due from banks .......................         439.4                                   477.8
    Other assets ..................................         561.7                                   605.2
        Total noninterest-earning assets ..........       1,001.1                                 1,083.0
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................   $  12,945.7                             $  14,344.3
====================================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $     336.9    $   3,137      3.73%     $     335.5    $   4,275      2.57%
        Money market deposit accounts .............       2,009.5       12,849      2.56          2,141.3       24,599      2.32
        Savings accounts ..........................       1,106.1        8,903      3.23          1,486.6       24,911      3.38
        Other consumer time deposits ..............       3,070.7       39,974      5.22          2,952.7       71,962      4.91
        Public fund certificates of deposit
            of $100,000 or more ...................       1,028.3       13,855      5.40          1,109.7       26,702      4.85
        Certificates of deposit of $100,000 or more         589.6        7,866      5.35            630.9       15,689      5.01
        Foreign time deposits .....................         211.0        2,761      5.25            298.7        6,534      4.41
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......       8,352.1       89,345      4.29          8,955.4      174,672      3.93
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................         236.1        3,192      5.42            655.7       15,776      4.85
        Repurchase agreements .....................         382.6        4,672      4.90            423.6        9,023      4.30
    Debt ..........................................         707.1        9,878      5.60            805.7       22,344      5.59
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........       9,677.9    $ 107,087      4.44%        10,840.4    $ 221,815      4.13%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       1,833.8                                 1,965.7
    Other liabilities .............................         165.8                                   181.7
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       1,999.6                                 2,147.4
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................       1,268.2                                 1,356.5
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $  12,945.7                             $  14,344.3
====================================================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                 3.73%                                   3.58%
Cost of funds supporting interest-earning assets ..                                 3.56%                                   3.34%
Net interest income/margin ........................                  $ 138,970      4.61%                    $ 291,441      4.37%
====================================================================================================================================
----------
(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.


=========================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
=========================================================================================================
Hibernia Corporation and Subsidiaries                                    Six Months Ended
Taxable-equivalent basis (1)                                               June 30, 1998
---------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                              Average
interest $ in thousands)                                      Balance     Interest         Rate
=========================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................     $  3,342.0     $ 142,419       8.59%
    Small business loans ..........................        1,905.5        88,833       9.40
    Consumer loans ................................        3,465.8       149,180       8.66
---------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................        8,713.3       380,432       8.80
---------------------------------------------------------------------------------------------------------
    Securities available for sale .................        2,751.8        90,724       6.60
    Short-term investments ........................          288.2         8,303       5.81
    Mortgage loans held for sale ..................          182.9         5,691       6.28
---------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............        1,936.2     $ 485,150       8.18%
---------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................         (124.5)
Noninterest-earning assets:
    Cash and due from banks .......................          454.7
    Other assets ..................................          616.8
---------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........        1,071.5
---------------------------------------------------------------------------------------------------------
        Total assets ..............................     $ 12,883.2
=========================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................     $    376.6     $   6,404       3.43%
        Money market deposit accounts .............        1,994.3        25,279       2.56
        Savings accounts ..........................        1,049.8        16,737       3.21
        Other consumer time deposits ..............        3,070.5        79,953       5.25
        Public fund certificates of deposit
            of $100,000 or more ...................        1,034.6        27,865       5.43
        Certificates of deposit of $100,000 or more          602.6        15,728       5.26
        Foreign time deposits .....................          186.1         4,862       5.27
---------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......        8,314.5       176,828       4.29
---------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................          279.4         7,620       5.50
        Repurchase agreements .....................          376.1         9,133       4.90
    Debt ..........................................          669.2        18,480       5.57
---------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........        9,639.2     $ 212,061       4.44%
---------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................        1,811.6
    Other liabilities .............................          177.6
---------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....        1,989.2
---------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................        1,254.8
---------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity      $ 12,883.2
=========================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                    3.74%
Cost of funds supporting interest-earning assets ..                                    3.58%
Net interest income/margin ........................                    $ 273,089       4.60%
=========================================================================================================
-------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME


     Noninterest income for the second quarter of 1999 was up $6.1 million (13%) to $52.7 million compared to the same period of 1998. For the first six months of 1999 compared to the same period in 1998, noninterest income was up $15.4 million (17%). The effect of the Beaumont transaction accounted for approximately $1.2 million of the increase. Excluding securities transactions, noninterest income increased $5.7 million (12%) in the second quarter of 1999 over the second quarter of 1998, and was up $16.0 million (18%) during the first six months of 1999 compared to the same period in 1998. The major categories of noninterest income for the three months and six months ended June 30, 1999 and 1998 are presented in Table 10.

==================================================================================================================================
TABLE 10  -  NONINTEREST INCOME
==================================================================================================================================
                                                       Three Months Ended                       Six Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Percentage                              Percentage
                                               June 30        June 30     Increase      June 30       June 30      Increase
($ in thousands)                                 1999          1998      (Decrease)      1999           1998      (Decrease)
----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposits ............       $24,124       $21,455         12%        $46,726       $41,544        12%
Trust fees .............................         5,669         4,412         29          10,205         8,301        23
Retail investment service fees .........         6,167         4,752         30          11,615         8,327        39
Mortgage loan origination
    and servicing fees .................         4,438         3,502         27           8,940         6,806        31
Other service, collection and
    exchange charges:
    ATM fees ...........................         3,026         2,496         21           5,865         4,945        19
    Debit/credit card fees .............         2,830         1,944         46           5,087         3,543        44
    Other ..............................         3,026         2,577         17           5,956         5,179        15
----------------------------------------------------------------------------------------------------------------------------------
         Total other service, collection
             and exchange charges ......         8,882         7,017         27          16,908        13,667        24
----------------------------------------------------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans ....         1,125         2,567        (56)          3,257         4,044       (19)
    Other income .......................         1,896         2,874        (34)          5,826         4,835        20
----------------------------------------------------------------------------------------------------------------------------------
         Total other operating income ..         3,021         5,441        (44)          9,083         8,879         2
----------------------------------------------------------------------------------------------------------------------------------
Securities gains (losses), net .........           368            37        895             409           924       (56)
----------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income ......       $52,669       $46,616         13%        $103,886       $88,448       17%
==================================================================================================================================

     Service charges on deposits increased $2.7 million (12%) for the second quarter of 1999 and $5.2 million (12%) for the first six months of 1999 over the comparable periods in 1998. This change was the result of growth in transaction-based fees and commercial account analysis fees due to an increase in the number of accounts.

     Retail investment service fees increased $1.4 million (30%) and $3.3 million (39%) in the second quarter and the first six months of 1999, respectively, compared to the same periods in 1998. The increase is primarily due to the availability of insurance products throughout the banking office network from lines acquired in 1998 and market conditions which resulted in an increase in the sale of financial products such as annuities and discount brokerage services.

     Trust fees were up $1.3 million (29%) in the second quarter of 1999 and $1.9 million (23%) for the first six months of 1999 compared to the same periods in 1998 primarily due to new business and $1.0 million in income associated with the $1.4 billion increase in trust assets resulting from the Beaumont transaction. Hibernia's total assets held in trust accounts increased to $9.2 billion as a result of the Beaumont transaction.

     Mortgage loan origination and servicing fees increased $0.9 million (27%) in the second quarter and $2.1 million (31%) in the first six months of 1999 compared to the same periods in 1998. The increase in mortgage fees resulted primarily from the Company's continued emphasis on mortgage banking and the increase in the volume of mortgage loans serviced to $4.7 billion. In the first six months of 1999, Hibernia processed more than $1.1 billion in residential first mortgage loans as compared to $1.0 billion in the first six months of 1998.

     Other service, collection and exchange charges were up $1.9 million (27%) and $3.2 million (24%) in the second quarter and the first six months of 1999, respectively, compared to the same periods in 1998. Increases in fees from ATMs and debit and credit cards were the major factors contributing to the growth. ATM fees increased $0.5 million in the second quarter and $0.9 million in the first six months of 1999 over the comparable periods in 1998 due to the continued growth of the ATM network and expansion of ATM services. Fees generated by Hibernia's Capital Access(C) credit card for small businesses and CheckmateSM debit card led to an increase in debit/credit card fees of $0.9 million for the second quarter and $1.5 million for the first six months of 1999, compared to the same periods in 1998.

     Other operating income decreased $2.4 million (44%) for the second quarter and increased $0.2 million (2%) for the first six months of 1999 over the comparable periods in 1998. Gains on sales of mortgage loans were down $1.4 million in the second quarter and were down $0.8 million in the first six months of 1999 over the comparable periods in 1998 primarily due to the current interest rate environment. Other income decreased $1.0 million for the second quarter and increased $1.0 million in the first six months of 1999 compared to the same periods in 1998. The increase in the first six months of 1999 is primarily due to a $1.7 million gain in the first quarter of 1999 related to an investment in a mezzanine financing.

     Securities gains increased $0.3 million (895%) in the second quarter and decreased $0.5 million (56%) in the first six months of 1999 compared to the same periods in 1998. The second quarter and first six months of 1998 included gains on a transaction which utilized capital losses.


NONINTEREST EXPENSE


     For the second quarter of 1999, noninterest expense totaled $111.6 million, a $2.8 million (3%) increase from the second quarter of 1998. For the first six months of 1999 compared to the same period in 1998, noninterest expense was up
$12.9 million (6%). The effect of the Beaumont transaction accounted for approximately $1.8 million of the increase. Excluding merger-related expenses, noninterest expense increased $3.5 million (3%) in the second quarter of 1999 over the second quarter of 1998, and was up $6.0 million (3%) for the first six months of 1999 compared to the same period in 1998. Merger-related expenses were $0.3 million and $0.9 million in the second quarter of 1999 and 1998, respectively. Merger-related expenses were $8.9 million and $2.0 million in the first six months of 1999 and 1998, respectively. The major categories contributing to the increase in noninterest expense were staff costs, data processing and the amortization of intangibles. Noninterest expense for the three months and six months ended June 30, 1999 and 1998 are presented by major category in Table 11.

     Staff costs, which represent approximately 50% of noninterest expense, increased $1.8 million (3%) in the second quarter of 1999 and $10.7 million (10%) for the first six months of 1999 compared to the same periods a year ago. The Beaumont transaction accounted for approximately $0.6 million of the increase. Excluding the effect of merger-related expenses, staff costs increased $1.9 million (3%) in the second quarter of 1999 over the second quarter of 1998, and increased $5.9 million (6%) during the first six months of 1999 compared to the same period in 1998. Merger-related expenses, which primarily occurred in the first quarter of 1999, included a $4.4 million stock grant agreement with two key merger employees that was in place several years prior to negotiation of the merger agreement. The remainder of the change in staff costs is primarily due to normal merit increases, partially offset by lower accruals for performance based incentives.

     Occupancy and equipment expenses decreased $1.7 million (10%) in the second quarter of 1999 and $0.6 million (2%) for the first six months of 1999 over the comparable periods in 1998. Excluding the effect of merger-related expenses, occupancy and equipment expenses decreased $2.0 million (6%) in the first six months of 1999 as compared to the first six months of 1998. The second quarter of 1998 included a $2.0 million charge to improve customer delivery convenience by optimizing an expanding banking office network.

============================================================================================================================
TABLE 11  -  NONINTEREST EXPENSE
============================================================================================================================
                                                  Three Months Ended                      Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                    Percentage                              Percentage
                                        June 30         June 30      Increase     June 30        June 30     Increase
($ in thousands)                         1999            1998       (Decrease)      1999           1998     (Decrease)
----------------------------------------------------------------------------------------------------------------------------
Salaries ........................     $  46,840       $  45,890         2%      $  98,325       $  89,555       10%
Benefits ........................         8,555           7,732        11          17,654          15,725       12
----------------------------------------------------------------------------------------------------------------------------
    Total staff costs ...........        55,395          53,622         3         115,979         105,280       10
----------------------------------------------------------------------------------------------------------------------------
Occupancy, net ..................         8,233          10,108       (19)         16,102          18,319      (12)
Equipment .......................         8,009           7,855         2          17,040          15,454       10
----------------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment        16,242          17,963       (10)         33,142          33,773       (2)
----------------------------------------------------------------------------------------------------------------------------
Data processing .................         7,753           6,854        13          15,819          13,886       14
Advertising and promotional
    expenses ....................         3,629           3,438         6           7,259           8,906      (18)
Foreclosed property expense, net            (54)           (684)      (92)           (425)           (691)     (38)
Amortization of intangibles .....         5,337           4,280        25           9,862           8,323       18
Telecommunications ..............         2,449           2,918       (16)          4,981           6,214      (20)
Postage .........................         1,769           1,771         -           3,637           3,785       (4)
Stationery and supplies .........         1,419           1,568       (10)          2,899           3,023       (4)
Professional fees ...............         1,686           2,058       (18)          4,086           3,987        2
State taxes on equity ...........         2,848           2,119        34           5,695           4,688       21
Regulatory expense ..............           762             727         5           1,523           1,422        7
Loan collection expense .........         1,010           1,134       (11)          2,015           2,186       (8)
Other ...........................        11,342          11,017         3          21,452          20,209        6
----------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ...     $ 111,587       $ 108,785         3%      $ 227,924       $ 214,991        6%
----------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (1) ............         55.83%          58.63%                    57.71%          59.62%
Cash-basis efficiency ratio (2) .         54.00%          56.93%                    56.05%          57.86%
============================================================================================================================
---------------
(1)    Noninterest  expense as a percentage of  taxable-equivalent  net interest income plus  noninterest income (excluding securities transactions).
(2)    Excluding amortization of purchase accounting intangibles.

     Data processing expenses increased $0.9 million (13%) for the second quarter of 1999 compared to the second quarter of 1998. For the first six months of 1999, data processing expenses increased $1.9 million (14%). The Beaumont transaction accounted for approximately $0.2 million of the increase. Excluding the effect of merger-related expenses, data processing expenses increased $1.1 million (17%) for the second quarter and increased $1.6 million (12%) for the first six months of 1999 compared to the same periods a year ago. The increase in data processing expenses is primarily related to continued improvements in technology, Year 2000 compliance and increased transaction volume related to growth in the Company's customer base.

     Advertising and promotional expenses increased $0.2 million (6%) in the second quarter of 1999 compared to the second quarter of 1998, and decreased $1.6 million (18%) for the first six months of 1999 compared to the first six months of 1998. Excluding merger-related expenses, advertising and promotional expenses increased $0.3 million (8%) for the second quarter and decreased $1.5 million (18%) for the first six months of 1999 compared to the same periods a year ago. The decrease in advertising and promotional expenses for the first six months of 1999 is primarily due to higher expenses in 1998 related to advertising, direct marketing and shareholder communications. Higher advertising expenses in 1998 were the result of opportunities related to the mergers of several competitors, the expansion of the franchise into the markets of merged companies and the promotion of products, such as the Tower Super SavingsSM account and the Hibernia CheckmateSM debit card.

     Amortization of intangibles, a noncash expense, increased $1.1 million (25%) to $5.3 million in the second quarter of 1999 compared to the second quarter of 1998, and increased $1.5 million (18%) to $9.9 million for the first six months of 1999 compared to the first six months of 1998. This increase is primarily due to an increase in the amortization of mortgage servicing rights resulting from the growth in mortgage lending activity, and the amortization of intangibles resulting from the Beaumont transaction.

     Professional fees decreased $0.4 million (18%) for the second quarter of 1999 compared to the second quarter of 1998. For the first six months of 1999, professional fees increased $0.1 million (2%). Excluding merger-related expenses, professional fees decreased $0.2 million (13%) for the second quarter and decreased $0.5 million (13%) for the first six months of 1999 compared to the same periods a year ago. State taxes on equity increased $0.7 million (34%) in the second quarter of 1999 compared to the second quarter of 1998, and increased $1.0 million (21%) for the first six months of 1999 compared to the first six months of 1998 due to the increased level of equity and higher tax rates.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the second quarter of 1999 was 55.83% compared to 58.63% for the second quarter of 1998. The ratio for the first six months of 1999 improved to 57.71% from 59.62% for the first six months of 1998. Excluding the effect of merger-related expenses, the efficiency ratio would have been 55.71% for the second quarter of 1999 compared to 58.12% for the second quarter of 1998 and 55.45% for the first six months of 1999 compared to 59.05% for the first six months of 1998.

     The cash-basis efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 54.00% for the second quarter of 1999, a 293 basis point improvement from 56.93% for the comparable period of 1998. For the first six months of 1999, the cash-basis efficiency ratio was 56.05% compared to 57.86% for the first six months of 1998. Excluding the effect of merger-related expenses, the cash-basis efficiency ratio would have been 53.87% for the second quarter of 1999 compared to 56.42% for the second quarter of 1998 and 53.78% for the first six months of 1999 compared to 57.29% for the first six months of 1998. The improvement in efficiency for both periods in 1999 reflects higher revenue growth rates compared to expense growth rates. The Company expects this ratio to decline further in future periods. The declines are expected to result from achievement of cost efficiencies, enhancement of noninterest revenue sources and increased net interest income.


INCOME TAXES


     The Company recorded $26.3 million in income tax expense in the second quarter of 1999, a $2.2 million (9%) increase from $24.1 million in the second quarter of 1998 as pretax income rose 8%. For the first six months of 1999, income tax expense totaled $42.7 million, a $3.6 million (8%) decrease from $46.3 million for the first six months of 1998.

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


CAPITAL


     Shareholders' equity totaled $1,345.2 million at June 30, 1999 compared to $1,280.9 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $172.4 million and the issuance of $12.2 million of common stock (primarily related to stock-based compensation and incentives), partially offset by a $38.8 million change in unrealized gains (losses) on securities available for sale, an $11.7 million increase in unearned compensation, $62.9 million in dividends declared on common stock and $6.9 million in dividends declared on preferred stock. The change in unrealized gains (losses) is primarily due to a change in the interest rate environment. The increase in unearned compensation is related to the purchase of stock by Hibernia's Employee Stock Ownership Plan (ESOP). During 1998 the ESOP completed its purchase of the originally authorized $30.0 million of stock and acquired an additional $15.0 million in stock, the purchase of which was authorized in 1998. As a result, the ESOP acquired approximately 1,443,000 shares of stock during 1998 and holds a total of approximately 3,874,000 shares at June 30, 1999.

     Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

==========================================================================================================================
TABLE 12  -  CAPITAL
==========================================================================================================================
                                           June 30         March 31        Dec. 31        Sept. 30          June 30
($ in millions)                             1999             1998            1998           1998             1998
--------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................       $    1,128.5     $   1,188.1     $   1,166.0     $   1,141.1     $    1,105.6
    Total ......................            1,271.8         1,325.7         1,296.3         1,270.2          1,230.3

Assets:
    Quarterly average assets (1)           14,185.1        14,090.2        13,629.9        13,081.8         12,773.3
    Net risk-adjusted assets ...           11,457.9        10,985.4        10,819.7        10,341.6          9,976.0

Ratios:
    Tier 1 risk-based capital ..               9.85%          10.82%          10.78%          11.03%           11.08%
    Total risk-based capital ...              11.10%          12.07%          11.98%          12.28%           12.33%
    Leverage ...................               7.96%           8.43%           8.55%           8.72%            8.66%
==========================================================================================================================
---------------
(1) Excluding SFAS No. 115 adjustment and disallowed intangibles.

     The acquisition of the Beaumont branches of Chase Bank of Texas, N.A., which was completed on May 21, 1999, has enabled Hibernia to leverage its capital by acquiring assets without increasing equity. As a result of this transaction, the Company's capital ratios could decline from their current levels, but will remain above the standards required for designation as a "well-capitalized" institution.

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

     Attracting and retaining core deposits are the Company's primary sources of liquidity. Core deposits totaled $9.4 billion at June 30, 1999, a $1.0 billion (12%) increase from June 30, 1998. This increase is the result of Hibernia's extensive banking office network, aided by the promotion of attractive deposit products, and the effect of the Beaumont transaction, which added $331.0 million in core deposits. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

     The loan-to-deposit ratio, one measure of liquidity, was 92.5% at June 30, 1999, 93.7% at March 31, 1999 and 89.5% at June 30, 1998. The decrease in the current quarter compared to the first quarter of 1999 reflects the effect of the Beaumont transaction which added $464.8 million in deposits and $172.0 million in loans (a 37.0% loan-to-deposit ratio). Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (such as large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 21.5% of Hibernia's loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 1999, down 49 basis points from the first quarter of 1999 and up 308 basis points from the second quarter of 1998. The level of large liability dependence is within limits established by management to maintain liquidity and safety.

     Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company's current liquidity needs. In February 1999 Hibernia National Bank established a $2.0 billion bank note program. Notes issued under the program will mature 30 days or more after the date of issue and bear fixed or floating interest rates. Additional sources of liquidity available to the Company include the ability to issue brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company's $2.0 billion residential first mortgage portfolio and $1.0 billion indirect consumer portfolio. The Company also has $150 million remaining on its shelf registration previously discussed in the Capital section, available Federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.


YEAR 2000


     The Year 2000 issue results from the fact that many computer programs store and process data using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This issue affects not only Hibernia, but virtually all companies and organizations that use computer information systems.

     A team comprised of Hibernia employees and representatives of the Company's third party data processor, Alltel Information Services, Inc., was formed in early 1997 to address the Year 2000 issue. As of the end of the second quarter of 1999, the Company has substantially completed its plan to achieve Year 2000 compliance for all mainframe application systems, local area network application systems, departmental and vendor application systems and the Company's infrastructure. Efforts to ensure Year 2000 compliance, which includes both the remediation of the application program code and the successful unit testing in an isolated and fully functional environment, will continue throughout the remainder of 1999. In addition to testing and making appropriate changes to its internal systems, the Company continues to discuss the Year 2000 issue and its potential impact on business operations with many of its customers and vendors. The status of these activities is provided to Hibernia's Board of Directors, and the Company's regulators monitor Year 2000 efforts.

     Through the performance of a business impact analysis, the Company identified 37 mission critical systems, or systems identified as vital to core business activities of the Company. As of June 30, 1999 the Company has modified or updated the application program code to address date-related issues on all 37 mission critical systems. Unit testing, which ensures that changes do not adversely affect any other functionality of the application, has occurred on all mission critical systems and is scheduled throughout 1999 to continuously reaffirm the Year 2000 compliance of mission critical systems. As of July 1, 1999 all 37 mission critical systems have been placed into production, signifying the implementation of those systems into the current application environment. Integrated testing of mission critical and other systems, in which the ability of all systems to interface effectively after December 31, 1999 is verified, will continue during the remainder of 1999.

     A small number of mission critical systems are provided by third parties on a service bureau basis, such as small business credit card processing and services supporting securities brokerage businesses. As of June 30, 1999 all mission critical systems provided by third parties have been remediated, unit tested and implemented into the current application environment. As of June 30, 1999 the Company has substantially completed remediation, unit testing and integrated testing on all non-mission critical systems. Date-reliant infrastructure components, which include items such as ATMs; personal computers; and internal phone, vault and alarm systems, have been verified to be Year 2000 compliant. The Company and its data processing vendors and service providers will monitor progress and implement contingency plans in the event that Year 2000 compliance efforts fail to achieve their objectives.

     The Company is evaluating the Year 2000 readiness of its significant borrowers and the resulting effect on the credit quality of its loan portfolio. The Company's Year 2000 credit risk policy requires that a risk assessment be performed on all new and existing borrowers with an aggregate household maximum potential exposure in excess of $3.0 million. Through a review of the credit portfolio the Company has identified relationships representing a total maximum potential exposure of approximately 60% of total loans. A Year 2000 risk assessment of all identified relationships has been performed. Through a review of the assessments, a determination of the Company's risk was made based on the borrower's level of risk and the availability of alternative sources of repayment in the event the borrower's ability to conduct business is significantly impaired. The Company has categorized 13 accounts as high risk. These accounts have a total aggregate maximum potential exposure of only $183.3 million. The Company will continue to update its risk assessment and monitor its customer relationships and expects a reduction in the amount of the maximum potential exposure during the remainder of 1999.

     The Company is also evaluating the Year 2000 readiness of its significant depositors and the potential effect on its liquidity. In early 1999, a funding analysis of commercial, small business and consumer customers, which met certain criteria, was performed. This analysis identified potential funding risks in late 1999 and early 2000. Through a review of these relationships and certain withdrawal/advance scenarios, the Company has estimated contingency funding needs and developed a contingency funding plan to meet its liquidity needs. Customer relationship information will continue to be monitored to prudently and efficiently manage potential liquidity fluctuations.

     The Company expects to continue incurring charges related to Year 2000 compliance. However, the majority of the costs associated with these efforts are the responsibility of the Company's third party data processor which also provides many of the Company's software applications. Contract specifications require the Company's third party data processor to ensure that all systems meet Year 2000 compliance and other banking regulations. Hibernia estimates that it will supplement its vendors' efforts with its own efforts at a total costs of approximately $1.7 million, most of which has already been expensed, to upgrade ATMs, hardware, software and other technology. This investment will be funded through operating cash flows and will be expensed as incurred.

     As of June 30, 1999, the Company has incurred expenses of approximately $1.5 million, of which $0.1 million occurred in the second quarter of 1999. Year 2000 expenses were spread throughout a number of noninterest expense categories and do not include computer equipment and software that was scheduled to be replaced in the normal course of business. The Company does not separately track the indirect costs incurred for the Year 2000 project which primarily consists of payroll costs of employees from various departments.

     The Company's estimates of Year 2000 costs and time periods by which the Company expects to be prepared for the new millennium are based upon management's best estimates, which were derived utilizing numerous assumptions about future events. There can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Because of the critical nature of the Year 2000 issues to the Company's business and to all of the financial services industry, if necessary modifications are not made, the Company's operations could be materially impacted. Hibernia and its data processing vendors remain on schedule to ensure achievement of Year 2000 compliance; therefore, an adverse impact on the Company's operations is not expected.








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

10.16 Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Commission by the Registrant (Registration No. 33-26871) is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

10.35 Exhibit A to the Registrant's definitive proxy statement dated March 23, 1993 relating to its 1993 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation)

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E.R. "Bo" Campbell and Hibernia Corporation)

10.39 Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between B.D. Flurry and Hibernia Corporation)

10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44 Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant, as amended to date

10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended)for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

13 Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Commission (Commission File No. 0-7220)is hereby incorporated by reference (1998 Annual Report to security holders of Hibernia Corporation)

21 Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Subsidiaries of the Registrant)

27                Financial Data Schedule

99.1 Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated May 28, 1999 is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 1998)

99.2 Exhibit 99.2 to the Annual Report on Form 10-K (as amended) dated May 28, 1999 is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1998)



              (b)     Reports on Form 8-K

                      A report on Form 8-K dated May 18, 1999, was filed by the registrant reporting Item 5 Other Events.


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

Date:     August 13, 1999           By:  /s/ Ron E. Samford, Jr.
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