Form 10-Q
period 1999-09-30
HIBERNIA CORP
filed 1999-11-12
CIK 47288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999           Commission File Number 1-10294
                  ------------------                                  -------


                              HIBERNIA CORPORATION
             (Exact name of registrant as specified in its charter)


                  Louisiana                            72-0724532
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


                Class                          Outstanding at October 31, 1999
   Class A Common Stock, no par value                   160,316,314 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                              September 30     December 31     September 30
Unaudited ($ in thousands)                                                 1999            1998             1998
========================================================================================================================
Assets
  Cash and cash equivalents .....................................   $    762,602    $    945,021    $    770,328
  Securities available for sale .................................      2,738,944       2,761,701       2,623,191
  Mortgage loans held for sale ..................................        106,447         281,434         167,979
  Loans, net of unearned income .................................     10,876,053       9,907,194       9,612,217
      Reserve for loan losses ...................................       (156,282)       (130,347)       (129,009)
------------------------------------------------------------------------------------------------------------------------
          Loans, net ............................................     10,719,771       9,776,847       9,483,208
------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ...................................        206,149         194,723         196,586
  Customers' acceptance liability ...............................            176             331             498
  Other assets ..................................................        511,843         369,827         349,049
------------------------------------------------------------------------------------------------------------------------
          Total assets ..........................................   $ 15,045,932    $ 14,329,884    $ 13,590,839
------------------------------------------------------------------------------------------------------------------------
Liabilities
  Deposits:
      Noninterest-bearing .......................................   $  2,048,787    $  2,065,770    $  1,859,075
      Interest-bearing ..........................................      9,410,765       8,826,803       8,350,049
------------------------------------------------------------------------------------------------------------------------
          Total deposits ........................................     11,459,552      10,892,573      10,209,124
------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings .........................................      1,024,788       1,134,136       1,115,004
  Liability on acceptances ......................................            176             331             498
  Other liabilities .............................................        149,228         151,905         224,585
  Debt ..........................................................      1,045,060         806,337         706,729
------------------------------------------------------------------------------------------------------------------------
          Total liabilities .....................................     13,678,804      12,985,282      12,255,940
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred Stock, no par value:
   Authorized - 100,000,000 shares; 2,000,000 Series A
      issued and outstanding at September 30, 1999,  December 31,
      1998 and September 30, 1998 ...............................        100,000         100,000         100,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued and outstanding -
       160,283,151, 159,850,398 and 159,583,824 at
       September 30, 1999, December 31, 1998 and
       September 30, 1998, respectively .........................        307,744         306,913         306,401
  Surplus .......................................................        424,395         416,269         413,279
  Retained earnings .............................................        603,206         531,233         501,173
  Accumulated other comprehensive income ........................        (30,466)         27,938          40,063
  Unearned compensation .........................................        (37,751)        (37,751)        (26,017)
------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ............................      1,367,128       1,344,602       1,334,899
------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ............   $ 15,045,932    $ 14,329,884    $ 13,590,839
========================================================================================================================
---------------
See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                          Three Months Ended         Nine Months Ended
                                                              September 30              September 30
-------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands, except per-share data) ...        1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans ......................   $ 222,561    $ 200,262    $ 632,728    $ 578,588
    Interest on securities available for sale .......      42,691       38,834      126,779      126,068
    Interest on short-term investments ..............       2,981        4,408        9,430       12,711
    Interest and fees on mortgage loans held for sale       2,247        3,234        9,244        8,925
-------------------------------------------------------------------------------------------------------------
        Total interest income .......................     270,480      246,738      778,181      726,292
-------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ............................      94,386       90,857      269,058      267,685
    Interest on short-term borrowings ...............      14,958       10,988       39,757       27,741
    Interest on debt ................................      11,432       10,156       33,776       28,636
-------------------------------------------------------------------------------------------------------------
        Total interest expense ......................     120,776      112,001      342,591      324,062
-------------------------------------------------------------------------------------------------------------
Net interest income .................................     149,704      134,737      435,590      402,230
-------------------------------------------------------------------------------------------------------------
    Provision for loan losses .......................      28,500        8,089       70,700       17,238
-------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .     121,204      126,648      364,890      384,992
-------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits .....................      24,931       22,273       71,657       63,817
    Trust fees ......................................       6,610        4,204       16,815       12,505
    Retail investment service fees ..................       5,964        4,515       17,579       12,842
    Mortgage loan origination and servicing fees ....       4,811        3,805       13,751       10,611
    Other service, collection and exchange charges ..       9,453        7,509       26,361       21,176
    Other operating income ..........................       4,029        3,896       13,112       12,775
    Securities gains (losses), net ..................          (1)       2,774          408        3,698
-------------------------------------------------------------------------------------------------------------
        Total noninterest income ....................      55,797       48,976      159,683      137,424
-------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits ..................      42,288       53,574      158,267      158,854
    Occupancy expense, net ..........................       8,507        8,331       24,609       26,650
    Equipment expense ...............................       8,068        7,908       25,108       23,362
    Data processing expense .........................       8,003        7,476       23,822       21,362
    Advertising and promotional expense .............       4,063        3,785       11,322       12,691
    Foreclosed property expense, net ................          26         (336)        (399)      (1,027)
    Amortization of intangibles .....................       7,088        4,178       16,950       12,501
    Other operating expense .........................      22,779       19,752       69,067       65,266
-------------------------------------------------------------------------------------------------------------
        Total noninterest expense ...................     100,822      104,668      328,746      319,659
-------------------------------------------------------------------------------------------------------------
Income before income taxes ..........................      76,179       70,956      195,827      202,757
Income tax expense ..................................      26,711       23,458       69,435       69,788
-------------------------------------------------------------------------------------------------------------
Net income ..........................................   $  49,468    $  47,498    $ 126,392    $ 132,969
=============================================================================================================
Net income applicable to common shareholders ........   $  47,743    $  45,773    $ 121,217    $ 127,794
=============================================================================================================
Net income per common share .........................   $    0.30    $    0.29    $    0.77    $    0.81
=============================================================================================================
Net income per common share - assuming dilution .....   $    0.30    $    0.29    $    0.76    $    0.80
=============================================================================================================
---------------
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
($ in thousands, except per-share data)
===================================================================================================================================
                                                                                              Accumulated
                                                                                                  Other
                                            Preferred       Common                 Retained  Comprehensive            Comprehensive
                                                Stock        Stock      Surplus    Earnings      Income         Other     Income
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998 ............   $ 100,000   $ 306,913    $ 416,269    $ 531,233    $  27,938    $ (37,751)
Net income ...............................           -           -            -      126,392            -            -    $126,392
Unrealized gains (losses) on securities,
   net of reclassification adjustments....           -           -            -            -      (58,404)           -     (58,404)
                                                                                                                        -----------
Comprehensive income .....................                                                                                $ 67,988
                                                                                                                        -----------
Issuance of common stock:
   Stock Option Plan .....................           -         810        2,773            -            -            -
   Restricted stock awards ...............           -          21          137            -            -            -
   By pooled companies prior to merger ...           -           -        5,387            -            -            -
Cash dividends declared:
   Preferred ($2.5875 per share) .........           -           -            -       (5,175)           -            -
   Common ($.315 per share) ..............           -           -            -      (49,117)           -            -
   By pooled companies prior to merger ...           -           -            -         (127)           -            -
Other ....................................           -           -         (171)           -            -            -
------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999 ...........   $ 100,000   $ 307,744    $ 424,395    $ 603,206    $ (30,466)   $ (37,751)
========================================================================================================================


===================================================================================================================================
                                                                                              Accumulated
                                                                                                  Other
                                            Preferred       Common                 Retained  Comprehensive            Comprehensive
                                                Stock        Stock      Surplus    Earnings      Income         Other     Income
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 ............   $ 100,000   $ 304,376    $ 403,250    $ 414,705    $  15,422    $ (17,387)
Net income ...............................           -           -            -      132,969            -            -    $132,969
Unrealized gains (losses) on securities,
   net of reclassification adjustment.....           -           -            -             -      24,641            -      24,641
                                                                                                                          ---------
Comprehensive income .....................                                                                                $157,610
                                                                                                                          ---------
Issuance of common stock:
   Stock Option Plan .....................           -         855        2,357            -            -            -
   Restricted stock awards ...............           -         861        7,372            -            -            -
Cash dividends declared:
   Preferred ($2.5875 per share) .........           -           -            -       (5,175)           -            -
   Common ($.27 per share) ...............           -           -            -      (40,570)           -            -
   By pooled companies prior to merge.....           -           -            -         (756)           -            -
Purchase of common shares by ESOP ........           -           -            -            -            -       (8,630)
Other ....................................           -         309          300            -            -            -
------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998 ...........   $ 100,000   $ 306,401    $ 413,279    $ 501,173    $  40,063    $ (26,017)
========================================================================================================================
---------------
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Nine Months Ended September 30
Unaudited ($ in thousands)                                                      1999            1998
========================================================================================================
Operating activities
  Net income ............................................................   $   126,392    $   132,969
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses ......................................        70,700         17,238
         Amortization of intangibles and deferred charges ...............        16,867         12,185
         Depreciation and amortization ..................................        22,583         20,946
         Non-cash compensation expense ..................................         4,385           --
         Premium amortization, net of discount accretion ................         5,222          2,980
         Realized securities gains, net .................................          (408)        (3,698)
         Gain on sale of assets .........................................        (2,461)        (2,073)
         Provision for losses on foreclosed and other assets ............         1,121            283
         Decrease (increase) in mortgage loans held for sale ............       174,987        (97,812)
         Decrease in deferred income tax asset ..........................           216          1,284
         Increase in interest receivable and other assets ...............       (18,611)       (12,123)
         Increase (decrease) in interest payable and other liabilities ..        (3,259)        29,723
--------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................       397,734        101,902
--------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................      (237,008)    (1,303,701)
  Proceeds from maturities of securities available for sale .............       313,673        925,840
  Proceeds from sales of securities available for sale ..................        59,960        584,105
  Net increase in loans .................................................      (689,248)    (1,073,852)
  Proceeds from sales of loans ..........................................        81,698          7,464
  Purchases of loans ....................................................      (444,418)      (179,174)
  Purchases of premises, equipment and other assets .....................       (42,239)       (33,953)
  Proceeds from sales of foreclosed assets and excess bank-owned property         5,164          6,059
  Proceeds from sales of premises, equipment and other assets ...........         2,040            998
  Acquisition of the Beaumont branches of Chase Bank of Texas, N.A.,
        net of $277,702 cash acquired ...................................       188,552           --
--------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................      (761,826)    (1,066,214)
--------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in deposits ..............................................       102,132        106,149
  Net increase (decrease) in short-term borrowings ......................      (109,348)       395,044
  Proceeds from issuance of debt ........................................       240,000        500,000
  Payments on debt ......................................................        (1,277)      (300,833)
  Proceeds from issuance of common stock ................................         4,585          3,212
  Purchase of common stock by ESOP ......................................          --           (8,630)
  Dividends paid ........................................................       (54,419)       (46,501)
--------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities ........................       181,673        648,441
--------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................      (182,419)      (315,871)
Cash and cash equivalents at beginning of period ........................       945,021      1,086,199
--------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................   $   762,602    $   770,328
========================================================================================================
-------------
See notes to consolidated financial statements.

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

                                                 Nine months ended September 30
                                                 ------------------------------
                                                         1999            1998
                                                         ----            ----
      ($ in thousands, except per-share data)
    Net interest and noninterest income.........      $606,304        $562,338
    Net income                         .........      $124,864        $132,209

    Net income per common share        .........        $  .76          $  .81
    Net income per common share - assuming dilution     $  .75          $  .79


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

         The following tables summarize the option activity in the plans during the third quarter of 1999. During 1997, the 1987 Stock Option Plan was terminated; therefore, at September 30, 1999 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.

===============================================================================================
                                                                                    Weighted
                                                                                     Average
                                           Incentive  Non-Qualified     Total    Exercise Price
===============================================================================================
1987 Stock Option Plan:
Outstanding, June 30, 1999 ............       50,163     1,084,868     1,135,031    $    6.09
Exercised .............................       (6,250)         (563)       (6,813)        4.71
-----------------------------------------------------------------------------------------------
Outstanding, September 30, 1999 .......       43,913     1,084,305     1,128,218    $    6.10
===============================================================================================
Exercisable, September 30, 1999 .......       43,913     1,084,305     1,128,218    $    6.10
===============================================================================================

Long-Term Incentive Plan:
Outstanding, June 30, 1999 ............       12,598     9,049,201     9,061,799    $   13.06
Granted ...............................            -        47,500        47,500        13.99
Canceled ..............................            -       (68,909)      (68,909)       16.80
Exercised .............................            -      (113,955)     (113,955)        8.07
-----------------------------------------------------------------------------------------------
Outstanding, September 30, 1999 .......       12,598     8,913,837     8,926,435    $   13.10
===============================================================================================
Exercisable, September 30, 1999 .......       12,598     3,880,722     3,893,320    $    9.19
===============================================================================================
Available for grant, September 30, 1999                                1,100,743
===============================================================================================

1993 Directors' Stock Option Plan:
Outstanding, June 30, 1999 ............            -       370,000       370,000    $   12.63
Granted ...............................            -         5,000         5,000        11.81
-----------------------------------------------------------------------------------------------
Outstanding, September 30, 1999 .......            -       375,000       375,000    $   12.61
===============================================================================================
Exercisable, September 30, 1999 .......            -       198,750       198,750    $    9.96
===============================================================================================
Available for grant, September 30, 1999                                  497,500
===============================================================================================

         In addition to the above option activity in the plans, 30,450 shares of restricted stock were awarded under the Long-Term Incentive Plan during the third quarter of 1999.


Note 4
Net Income Per Common Share
         The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

========================================================================================================================
($ in thousands, except share and per-share data)      Three Months Ended Sept. 30         Nine Months Ended Sept. 30
------------------------------------------------------------------------------------------------------------------------
                                                             1999            1998              1999             1998
------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income                                       $     49,468    $     47,498     $     126,392    $     132,969
    Preferred stock dividends                               1,725           1,725             5,175            5,175
---------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common share              47,743          45,773           121,217          127,794
    Effect of dilutive securities                               -               -                 -                -
---------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution                    $     47,743    $     45,773     $     121,217    $     127,794
---------------------------------------------------------------------------------------------------------------------

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)   157,353,827     157,341,542       157,165,542      157,263,647
    Effect of dilutive securities:
        Stock options                                   1,424,761       2,134,900         1,674,907        2,584,281
        Purchase warrants                                       -         179,055                 -          182,453
        Restricted stock awards                           100,900          30,950           100,900           30,950
---------------------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution                     158,879,488     159,686,447       158,941,349      160,061,331
---------------------------------------------------------------------------------------------------------------------
Net income per common share                               $  0.30         $  0.29           $  0.77          $  0.81
========================================================================================================================
Net income per common share - assuming dilution           $  0.30         $  0.29           $  0.76          $  0.80
========================================================================================================================

         The weighted average shares outstanding exclude average common shares held by the Company's Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,875,295 and 2,161,385 for the three months ended September 30, 1999 and 1998, respectively, and 2,938,093 and 2,004,814 for the nine months ended September 30, 1999 and 1998, respectively. The common shares issued in all mergers accounted for as poolings of interests consummated in 1999 and 1998 are considered to be outstanding as of January 1, 1998, the beginning of the earliest period presented.

         Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended September 30, 1999 and 1998 there were 4,122,625 antidilutive options outstanding with exercise prices ranging from $13.88 to $21.72 per option, and 1,990,885 antidilutive options outstanding with exercise prices ranging from $18.28 to $21.72 per option, respectively. During the nine months ended September 30, 1999 and 1998 there were 4,055,625 antidilutive options outstanding with exercise prices ranging from $14.94 to $21.72 per option, and 182,200 antidilutive options outstanding with exercise prices ranging from $19.50 to $21.72 per option, respectively.


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

========================================================================================================================
                                                    Small                    Investments
                                    Commercial      Business      Consumer    and Public                    Segment
 ($ in thousands)                     Banking       Banking        Banking       Funds        Other          Total
========================================================================================================================
Nine months ended Sept. 30, 1999
Average loans ..................   $ 3,967,100   $ 2,143,400   $ 4,167,200   $     1,500   $    33,900    $10,313,100
Average assets .................   $ 4,026,300   $ 2,187,400   $ 7,659,600   $ 3,107,600   $   552,900    $17,533,800
Average deposits ...............   $   792,600   $ 1,456,900   $ 6,587,700   $ 1,856,900   $    60,000    $10,754,100

Net interest income ............   $    99,531   $   104,635   $   203,915   $    45,652   $   (14,334)   $   439,399
Noninterest income .............   $    20,499   $    15,243   $   123,219   $       737   $     5,797    $   165,495
Net income .....................   $    29,992   $    24,666   $    50,590   $    26,315   $    (2,467)   $   129,096
========================================================================================================================

Nine months ended Sept. 30, 1998
Average loans ..................   $ 3,403,200   $ 1,612,200   $ 3,854,700   $         -   $    51,600    $ 8,921,700
Average assets .................   $ 3,458,900   $ 1,648,200   $ 7,522,700   $ 2,649,700   $   524,300    $15,803,800
Average deposits ...............   $   683,300   $ 1,163,800   $ 6,467,800   $ 1,535,500   $    52,800    $ 9,903,200

Net interest income ............   $    87,760   $    83,330   $   201,509   $    41,106   $    (8,226)   $   405,479
Noninterest income .............   $    13,525   $    12,652   $   104,309   $     1,716   $     8,563    $   140,765
Net income .....................   $    37,520   $    21,959   $    52,291   $    24,341   $    (3,365)   $   132,746
========================================================================================================================

         The following is a reconciliation of segment totals to consolidated totals.

==================================================================================================================================
                                        Average       Average         Average      Net Interest      Noninterest
($ in thousands)                         Loans         Assets         Deposits        Income           Income        Net Income
==================================================================================================================================
Nine months ended Sept. 30, 1999
Segment total ....................   $ 10,313,100   $ 17,533,800    $ 10,754,100   $    439,399    $    165,495    $    129,096
  Excess funds invested ..........              -     (3,305,800)              -              -               -               -
  Reclassification of cash items
    in process of collection .....              -        296,100         296,100              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............              -              -               -         (3,809)              -          (2,476)
  Mortgage servicing rights ......              -        (16,900)              -              -          (5,812)         (2,424)
  Income tax expense .............              -              -               -              -               -           2,196
----------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............   $ 10,313,100   $ 14,507,200    $ 11,050,200   $    435,590    $    159,683    $    126,392
==================================================================================================================================

Nine months ended Sept. 30, 1998
Segment total ....................   $  8,921,700   $ 15,803,800    $  9,903,200   $    405,479    $    140,765    $    132,746
  Excess funds invested ..........              -     (3,036,500)              -              -               -               -
  Reclassification of cash items
    in process of collection .....              -        257,700         257,700              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............              -              -               -         (3,249)              -          (2,112)
  Mortgage servicing rights ......              -        (15,700)              -              -          (3,341)           (912)
  Income tax expense .............              -              -               -              -               -           3,247
----------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............   $  8,921,700   $ 13,009,300    $ 10,160,900   $    402,230    $    137,424    $    132,969
==================================================================================================================================

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended               Nine Months Ended
                                                Sept. 30      June 30      Sept. 30     Sept. 30     Sept. 30
($ in thousands, except per-share data)           1999         1999          1998         1999         1998
--------------------------------------------------------------------------------------------------------------------
Interest income                                  $ 270,480    $ 256,613    $ 246,738     $ 778,181   $ 726,292
Interest expense                                   120,776      111,804      112,001       342,591     324,062
--------------------------------------------------------------------------------------------------------------------
Net interest income                                149,704      144,809      134,737       435,590     402,230
Provision for loan losses                           28,500       12,200        8,089        70,700      17,238
--------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses                      121,204      132,609      126,648       364,890     384,992
--------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income                               55,798       52,301       46,202       159,275     133,726
   Securities gains (losses), net                       (1)         368        2,774           408       3,698
--------------------------------------------------------------------------------------------------------------------
Noninterest income                                  55,797       52,669       48,976       159,683     137,424
Noninterest expense                                100,822      111,587      104,668       328,746     319,659
--------------------------------------------------------------------------------------------------------------------
Income before taxes                                 76,179       73,691       70,956       195,827     202,757
Income tax expense                                  26,711       26,338       23,458        69,435      69,788
--------------------------------------------------------------------------------------------------------------------
Net income                                       $  49,468    $  47,353    $  47,498     $ 126,392   $ 132,969
====================================================================================================================
Net income applicable to common shareholders     $  47,743    $  45,628    $  45,773     $ 121,217   $ 127,794
====================================================================================================================
Per common share information:
   Net income                                    $    0.30    $    0.29    $    0.29     $    0.77   $    0.81
   Net income - assuming dilution                $    0.30    $    0.29    $    0.29     $    0.76   $    0.80
   Cash dividends declared                       $   0.105    $   0.105    $    0.09     $   0.315   $    0.27
Average shares outstanding (000s)                  157,354      157,186      157,342       157,166     157,264
Average shares outstanding-assuming dilution(000s) 158,879      158,693      159,686       158,941     160,061
Dividend payout ratio                                35.00%       36.21%       31.03%        40.91%      33.33%
====================================================================================================================
Selected quarter-end balances (in millions)
Loans                                            $10,876.1    $10,484.8    $ 9,612.2
Deposits                                          11,459.6     11,328.9     10,209.1
Debt                                               1,045.1        805.3        706.7
Equity                                             1,367.1      1,345.1      1,334.9
Total assets                                      15,045.9     14,734.6     13,590.8
====================================================================================================================
Selected average balances (in millions)
Loans                                            $10,654.5    $10,279.2    $ 9,331.7     $10,313.1   $ 8,921.7
Deposits                                          11,304.1     11,072.6     10,229.5      11,050.2    10,160.9
Debt                                                 815.6        805.3        706.8         809.0       681.8
Equity                                             1,353.4      1,356.5      1,301.3       1,355.5     1,270.5
Total assets                                      14,827.7     14,428.4     13,257.4      14,507.2    13,009.3
====================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent)              4.42%        4.39%        4.42%         4.39%       4.54%
Return on assets                                      1.33%        1.31%        1.43%         1.16%       1.36%
Return on common equity                              15.24%       14.53%       15.24%        12.86%      14.56%
Return on total equity                               14.62%       13.96%       14.60%        12.43%      13.95%
Efficiency ratio                                     48.30%       55.83%       56.95%        54.46%      58.72%
Average equity/average assets                         9.13%        9.40%        9.82%         9.34%       9.77%
Tier 1 risk-based capital ratio                       9.99%        9.85%       11.03%
Total risk-based capital ratio                       11.24%       11.10%       12.28%
Leverage ratio                                        7.97%        7.96%        8.72%
====================================================================================================================
Cash-basis financial data (2)
Net income applicable to common shareholders     $  51,963    $  48,708    $  48,529     $ 131,160   $ 136,173
Net income per common share                      $    0.33    $    0.31    $    0.31     $    0.83   $    0.87
Net income per common share - assuming dilution  $    0.33    $    0.31    $    0.30     $    0.83   $    0.85
Return on assets                                      1.47%        1.41%        1.53%         1.27%       1.47%
Return on common equity                              19.70%       17.93%       18.48%        16.13%      17.86%
Efficiency ratio                                     45.72%       54.00%       55.27%        52.47%      56.99%
Average equity/average assets                         7.89%        8.32%        8.78%         8.26%       8.69%
====================================================================================================================
---------------
  (1)All financial information has been restated for mergers accounted for as poolings of  interests.  The effects of mergers  accounted  for as purchase transactions  have  been  included  from  the date of  consummation.  Prior periods have been conformed to  current-period  presentation.
  (2)Excluding  amortization and balances of purchase accounting  intangibles net of applicable taxes.

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

THIRD-QUARTER 1999 HIGHLIGHTS

     Hibernia Corporation's third-quarter 1999 results showed improvement in earnings over the third quarter of 1998 and the second quarter of 1999.

o Net income for the third quarter of 1999 totaled $49.5 million ($.30 per common share), up 4% compared to $47.5 million ($.29 per common share) for the third quarter of 1998. Cash-basis net income per common share was $.33 in the third quarter of 1999 compared to $.31 in the third quarter of 1998. Net income for the first nine months of 1999 totaled $126.4 million ($.77 per common share), down 5% compared to $133.0 million ($.81 per common share) for the first nine months of 1998. Cash-basis net income per common share was $.83 for the first nine months of 1999 compared to $.87 for the first nine months of 1998.

o Net income for the first nine months of 1999, excluding merger-related expenses, was $132.2 million ($.81 per common share), down 2% compared to $134.6 million ($.82 per common share) for the first nine months of 1998. Merger-related expenses totaled $5.8 million after income tax and $1.6 million after income tax for the first nine months of 1999 and 1998, respectively.

o Pre-tax, pre-provision earnings were $104.7 million, a 32% increase from the third quarter 1998 level of $79.0 million. Pre-tax, pre-provision earnings for the first nine months of 1999 were $266.5 million, a 21% increase compared to $220.0 million for the first nine months of 1998. The third quarter and first nine months of 1999 included provisions for loan losses totaling $28.5 million and $70.7 million, respectively, compared to $8.1 million and $17.2 million for the same periods of 1998.

o On a taxable-equivalent basis excluding securities transactions, revenues for the third quarter of 1999 totaled $208.7 million, a $24.9 million (14%) increase from the third quarter 1998 level of $183.8 million. Noninterest income (excluding securities transactions) increased $9.6 million (21%) to $55.8 million for the third quarter of 1999 compared to the third quarter of 1998. Noninterest expense decreased $3.8 million (4%) to $100.8 million for the third quarter of 1999 compared to the same period in 1998. No accrual for management incentives was made in the third quarter of 1999, and $11.3 million accrued in prior periods was reversed. As a result, the efficiency ratio for the third quarter of 1999 was 48.30% compared to 56.95% for the third quarter of 1998.

o Total assets grew $1.5 billion (11%) to $15.0 billion at September 30, 1999 compared to September 30, 1998. Shareholders' equity increased $32.2 million (2%) to $1.4 billion at September 30, 1999 compared to September 30, 1998. Book value per common share increased $.21 (3%) to $8.06 at September 30, 1999 compared to September 30, 1998.

o Total loans grew $1.3 billion (13%) from September 30, 1998 to $10.9 billion at September 30, 1999. Consumer loans grew $877.1 million (23%) to $4.8 billion, small business loans increased $323.3 million (16%) to $2.3 billion and commercial loans increased $63.5 million (2%) to $3.8 billion.

o Total deposits grew $1.3 billion (12%) from September 30, 1998 to $11.5 billion at September 30, 1999.

o In October 1999, Hibernia's Board of Directors declared a quarterly cash dividend of 12 cents per common share, a 14% increase from 10.5 cents per common share declared in October 1998.


MERGER ACTIVITY

     In the second quarter of 1999, the Company consummated the purchase of the Beaumont branches of Chase Bank of Texas, N.A.for $87 million (the "Beaumont transaction"). At the date of purchase the four Beaumont branches located in Jefferson County, Texas had $172 million in loans, $465 million in deposits and over $1.4 billion in assets held in trust accounts. In the first quarter of 1999, the Company completed a merger with MarTex Bancshares, Inc. parent of the $312 million asset First Service Bank. This merger was accounted for as a pooling of interests. In 1998 the Company completed four mergers, three in Louisiana and one in East Texas which were accounted for as poolings of interests. All prior-period information has been restated to reflect the effect of the mergers accounted for as poolings of interests. Because the Beaumont transaction was accounted for as a purchase, the results of operations of the Beaumont branches are included with those of Hibernia from the transaction consummation date.

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

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchases are referred to as the "purchased companies."


FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $13.8 billion in the third quarter of 1999, a $1.4 billion (11%) increase from the third-quarter 1998 average of $12.4 billion. The increase in average earning assets was primarily due to loan growth in the consumer and small business portfolios, as a result of offering quality service and competitive products in existing markets as well as in the markets of merger partners. Hibernia has funded the loan growth through increases in deposits and borrowed funds and the reinvestment of proceeds from maturing securities.

     Loans. Average loans for the third quarter of 1999 of $10.7 billion were up $375.3 million (4%) from the second quarter of 1999 and up $1.3 billion (14%) compared to the third quarter of 1998. For the first nine months of 1999 average loans increased $1.4 billion (16%) compared to the first nine months of 1998. Excluding the effect of the Beaumont transaction, average loans increased approximately 10% for the third quarter and the first nine months of 1999 compared to the same periods in 1998. Loan growth, excluding the effect of the Beaumont transaction, has slowed in comparison to levels experienced in prior years as a result of the competitive environment.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at September 30, 1999, June 30, 1999 and September 30, 1998. Total loans increased $391.3 million (4%) during the third quarter of 1999 compared to June 30, 1999.

     Consumer loans increased $578.5 million (14%) and $877.1 million (23%) compared to June 30, 1999 and September 30, 1998, respectively. The consumer portfolio growth was spread among residential mortgages and indirect loans.

     Small business loans increased $28.2 million (1%) and $323.3 million (16%) compared to June 30, 1999 and September 30, 1998, respectively. The growth in the small business portfolio was primarily focused in the services and real estate industry categories.

     Commercial loans decreased $215.4 million (5%) compared to June 30, 1999 and increased $63.5 million (2%) compared to September 30, 1998. The decrease in commercial loans is primarily driven by the Company's efforts to diversify risk by reducing exposure levels to individual borrowers.

     Although the overall economy continues to expand, the energy industry experienced a decline within the past year as a result of a decrease in oil prices worldwide earlier in the year. The Company's experienced energy/maritime management team reviews the energy portfolio for potential adverse developments and proactively manages Hibernia's exposure to risk. As a result of these efforts and alternative funding sources available to certain borrowers, the Company's energy portfolio has been reduced. However, the Company remains active in the energy industry on a selective basis and the energy portion of the loan portfolio represents 2.7% of total loans as of September 30, 1999.

     During the second quarter of 1999, Hibernia securitized $210.0 million of its residential first mortgages through the Federal National Mortgage Association (FNMA). This portion of the consumer portfolio was securitized with provisions of recourse and a reserve has been established to cover estimated losses. This transaction affects the categorization of individual line items on the balance sheet by reducing mortgage loans and increasing securities.

=========================================================================================================================
TABLE 1  -  COMPOSITION OF LOAN PORTFOLIO
=========================================================================================================================
                                       September 30, 199                June 30, 1999             September 30, 1998
------------------------------------------------------------------------------------------------------------------------
($ in millions)                         Loans      Percent           Loans       Percent            Loans     Percent
------------------------------------------------------------------------------------------------------------------------
Commercial:
   Commercial and industrial        $  1,511.3       13.9%        $  1,471.5       14.0%        $  1,354.5      14.1%
   Services industry                     918.7        8.4            1,064.2       10.2              942.8       9.8
   Real estate                           447.2        4.1              482.9        4.6              440.0       4.6
   Health care                           321.4        3.0              319.0        3.0              293.1       3.0
   Transportation,  communications
      and utilities                      229.2        2.1              224.8        2.2              206.8       2.2
   Energy                                250.0        2.3              355.4        3.4              406.6       4.2
   Other                                  88.7        0.8               64.1        0.6               59.2       0.6
------------------------------------------------------------------------------------------------------------------------
      Total commercial                 3,766.5       34.6            3,981.9       38.0            3,703.0      38.5
------------------------------------------------------------------------------------------------------------------------
Small Business:
   Commercial and industrial             858.1        7.9              884.1        8.4              792.5       8.2
   Services industry                     516.5        4.7              501.9        4.8              405.9       4.2
   Real estate                           347.3        3.2              326.9        3.1              275.6       2.9
   Health care                           138.8        1.3              129.9        1.2              107.7       1.1
   Transportation,  communications
      and utilities                       82.9        0.8               79.0        0.8               70.4       0.7
   Energy                                 40.0        0.4               37.6        0.4               37.5       0.4
   Other                                 361.2        3.3              357.2        3.4              331.9       3.5
------------------------------------------------------------------------------------------------------------------------
      Total small business             2,344.8       21.6            2,316.6       22.1            2,021.5      21.0
------------------------------------------------------------------------------------------------------------------------
Consumer:
   Residential mortgages:
      First mortgages                  2,374.5       21.8            1,970.8       18.8            1,857.9      19.4
      Junior liens                       257.0        2.4              230.9        2.2              173.7       1.8
   Indirect                            1,152.6       10.6            1,010.0        9.6              825.5       8.6
   Revolving credit                      359.9        3.3              346.9        3.3              328.8       3.4
   Other                                 620.8        5.7              627.7        6.0              701.8       7.3
------------------------------------------------------------------------------------------------------------------------
      Total consumer                   4,764.8       43.8            4,186.3       39.9            3,887.7      40.5
=========================================================================================================================
Total loans                          $10,876.1      100.0%         $10,484.8      100.0%        $  9,612.2     100.0%
=========================================================================================================================

     Securities. Average securities increased $171.4 million (7%) in the third quarter of 1999 compared to the third quarter of 1998, and were up $80.7 million (3%) for the first nine months of 1999 compared to the same period in 1998. Excluding the effect of the securitization of residential first mortgages previously discussed, average securities decreased $38.6 million and $18.5 million in the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998. The decreases were the result of the reinvestment of maturing securities into higher-yielding loans. Securities primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used to collateralize repurchase agreements and public fund deposits.

     Short-Term Investments. Average short-term investments, primarily federal funds sold and securities purchased under agreements to resell (reverse repurchase agreements) for the three months ended September 30, 1999, totaled $224.9 million, down $64.4 million (22%) compared to $289.3 million in the third quarter of 1998. For the first nine months of 1999 compared to the same period in 1998, average short-term investments decreased $40.9 million (14%) to $247.6 million. The decrease in short-term investments is primarily due to a reduction in reverse repurchase agreements. This reduction is the result of the securitization of residential first mortgages previously discussed as the security generated in this transaction provides collateral required for certain deposits thus reducing the need for reverse repurchase agreements.

     Mortgage Loans Held For Sale. Average mortgage loans held for sale for the third quarter of 1999 decreased $63.4 million (32%) compared to the third quarter of 1998, and increased $2.3 million (1%) for the first nine months of 1999 compared to the same period in 1998. Mortgage loans held for sale, previously included in total loans, began to be reported as a separate item on the balance sheet as of January 1, 1999. All prior-period information has been reclassified to reflect this change.


ASSET QUALITY

     Several key measures are used to evaluate and monitor the Company's asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property, and several related ratios.

     Table 2 shows loan delinquencies for each of the last five quarters and delinquencies as a percentage of loans in each portfolio and in total. The amount of total delinquencies increased $19.5 million (32%) from September 30, 1998 and decreased $7.2 million (8%) from June 30, 1999. Delinquencies at September 30, 1999 include a large commercial loan on which a payment of $26.0 million was received early in the fourth quarter of 1999, reducing the total delinquencies ratio by approximately one-third to 0.49%. The Company's $29.4 million participation in a syndicated, secured credit to an oil and gas company, which was reported as 90 days or more past due at June 30, 1999, was sold in the third quarter of 1999.

=========================================================================================================================
TABLE 2  -  LOAN DELINQUENCIES (1)
=========================================================================================================================
                                           Sept. 30       June 30      March 31       Dec. 31      Sept. 30
($ in millions)                               1999          1999          1999          1998         1998
-------------------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ..................       $   72.6      $   51.3      $   41.8      $   52.6      $   54.3
    90 days or more ................            7.3          35.8           7.1           7.0           6.1
-------------------------------------------------------------------------------------------------------------------------
        Total delinquencies ........       $   79.9      $   87.1      $   48.9      $   59.6      $   60.4
-------------------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial .....................          0.92%         1.11%         0.20%         0.27%         0.08%
    Small business .................          0.37%         0.47%         0.68%         0.50%         0.72%
    Consumer .......................          0.76%         0.76%         0.66%         0.98%         1.11%
    Total loans ....................          0.73%         0.83%         0.48%         0.60%         0.63%
-------------------------------------------------------------------------------------------------------------------------
---------------
(1) Accruing loans past due as to principal and/or interest 30 days or more.

     Delinquencies as a percentage of total loans at September 30, 1999 were 0.73%, up from 0.63% a year ago and down from 0.83% at June 30, 1999. Accruing loans past due 90 days or more were $7.3 million at September 30, 1999 compared to $6.1 million at September 30, 1998 and $35.8 million at June 30, 1999. The decrease in the 90 days or more past due category from the second quarter 1999 is primarily due to the sale of the syndicated oil and gas credit previously mentioned. Commercial loan delinquencies were 0.92% of total commercial loans at September 30, 1999 compared to 0.08% at September 30, 1998 and 1.11% at June 30, 1999. Small business loan delinquencies decreased to 0.37% at September 30, 1999, from 0.72% at September 30, 1998 and 0.47% at June 30, 1999. Consumer loan delinquencies decreased to 0.76% from 1.11% at September 30, 1998 and were unchanged from June 30, 1999. The improvement in consumer delinquencies from 1998 is primarily due to ongoing adjustments in loan underwriting and acceptance criteria as well as improvements in the collection process.

     Nonperforming assets, which include nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property, totaled $76.0 million at September 30, 1999.

     Nonperforming loans, which totaled $62.0 million at September 30, 1999, decreased $24.7 million (29%) from the prior quarter end, and increased $29.3 million (90%) from a year ago. The decrease in nonperforming loans in the third quarter was primarily attributable to sales, payments and charge-offs of certain large commercial credits. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

     Foreclosed assets totaled $9.9 million at September 30, 1999, up $3.2 million (47%) from a year earlier, and up $0.6 million (7%) from June 30, 1999. Excess bank-owned property at September 30, 1999 was up $1.8 million (77%) from September 30, 1998, and down $0.4 million (9%) from June 30, 1999. Table 3 presents a summary of nonperforming assets and selected ratios at the end of the last five quarters.

=========================================================================================================================
TABLE 3  -  NONPERFORMING ASSETS
=========================================================================================================================
                                            Sept. 30        June 30         March 31        Dec. 31          Sept. 30
($ in thousands)                              1999            1999            1999            1998             1998
-------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
    Commercial ......................       $ 35,906        $ 63,425        $ 42,120        $ 19,214        $  9,111
    Small business ..................         19,061          19,039          16,613          17,695          19,001
    Consumer ........................          6,991           4,203           4,721           4,031           4,508
Restructured loans ..................              -               -               -               -               -
-------------------------------------------------------------------------------------------------------------------------
        Total nonperforming loans ...         61,958          86,667          63,454          40,940          32,620
-------------------------------------------------------------------------------------------------------------------------
Foreclosed assets ...................          9,944           9,311           9,268          10,762           6,776
Excess bank-owned property ..........          4,127           4,559           3,622           2,648           2,329
-------------------------------------------------------------------------------------------------------------------------
        Total nonperforming assets ..       $ 76,029        $100,537        $ 76,344        $ 54,350        $ 41,725
=========================================================================================================================
Reserve for loan losses .............       $156,282        $150,805        $150,008        $130,347        $129,009
Nonperforming loan ratio:
    Commercial loans ................          0.95%           1.59%           1.05%           0.50%           0.25%
    Small business loans ............          0.81%           0.82%           0.79%           0.85%           0.94%
    Consumer loans ..................          0.15%           0.10%           0.12%           0.10%           0.12%
    Total loans .....................          0.57%           0.83%           0.63%           0.41%           0.34%
Nonperforming asset ratio ...........          0.70%           0.96%           0.75%           0.55%           0.43%
Reserve for loan losses as a
    percentage of nonperforming loans        252.24%         174.01%         236.40%         318.39%         395.49%
=========================================================================================================================

     At September 30, 1999 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $55.2 million. The related portion of the reserve for loan losses was $15.5 million. The comparable amounts at September 30, 1998 were $28.5 million and $5.8 million, respectively. These loans are included in nonaccrual loans in Table 3.

     Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $24.3 million were added to nonperforming loans during the third quarter of 1999, primarily in the commercial loan portfolio. Sales and payments resulted in a $26.1 million reduction in nonperforming loans while $5.1 million of loans were returned to performing status. Charge-offs further reduced nonperforming loans in the third quarter of 1999 by $16.2 million. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

=========================================================================================================================
TABLE 4  -  SUMMARY OF NONPERFORMING LOAN ACTIVITY
=========================================================================================================================
                                                      1999                                    1998
-------------------------------------------------------------------------------------------------------------------------
                                    Third          Second            First          Fourth          Third
($ in thousands)                   Quarter         Quarter          Quarter         Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period .       $ 86,667        $ 63,454        $ 40,940        $ 32,620        $ 32,133
Additions ..................         24,309          43,804          42,428          20,944           8,622
Charge-offs, gross .........        (16,195)         (9,974)         (7,662)         (2,219)           (509)
Transfer to OREO ...........         (1,623)           (801)           (243)         (5,758)         (3,396)
Returns to performing status         (5,064)           (509)           (219)           (755)           (433)
Payments and sales .........        (26,136)         (9,307)        (11,790)         (3,892)         (3,797)
=========================================================================================================================
Nonperforming loans
    at end of period .......       $ 61,958        $ 86,667        $ 63,454        $ 40,940        $ 32,620
=========================================================================================================================

     In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming totaled $78.6 million at September 30, 1999, a decrease of $3.0 million (4%) from June 30, 1999 and an increase of $29.3 million (59%) from September 30, 1998.


RESERVE AND PROVISION FOR LOAN LOSSES

     The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a $28.5 million provision for loan losses in the third quarter of 1999 and a $70.7 million provision for the first nine months of 1999, compared to $8.1 million and $17.2 million in the comparable periods of 1998. These provisions were made to address loan growth and credit quality issues within the loan portfolio, primarily in the commercial portfolio, as indicated by higher levels of charge-offs, nonperforming loans and delinquencies. The provision for loan losses for the third quarter of 1999 and for the first nine months of 1999 exceeded net charge-offs by $5.5 million and $22.9 million, respectively. Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

     Net charge-offs totaled $23.0 million in the third quarter of 1999 and $47.8 million for the first nine months of 1999, compared to $4.5 million and $14.8 million in the comparable periods of 1998. As a percentage of average loans, annualized net charge-offs were 0.86% in the third quarter of 1999 compared to 0.19% in the third quarter of 1998 and 0.56% in the second quarter of 1999. The increase in net charge-offs is related primarily to the commercial loan portfolio. Net charge-offs in the small business portfolio have declined from the third quarter of 1998 and the second quarter of 1999 primarily resulting from a large recovery in the third quarter of 1999. Net charge-offs in the consumer portfolio increased in the third quarter of 1999 compared to the second quarter of 1999 and the third quarter off 1998, however, the second quarter of 1999 includes a $0.7 million recovery on the sale of a portfolio of charged-off consumer loans.

     The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves and an unallocated reserve.

=========================================================================================================================
TABLE 5  -  RESERVE FOR LOAN LOSSES ACTIVITY
=========================================================================================================================
                                                       1999                                          1998
-------------------------------------------------------------------------------------------------------------------------
                                          Third           Second             First           Fourth            Third
($ in thousands)                         Quarter          Quarter           Quarter          Quarter          Quarter
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period .       $ 150,805        $ 150,008         $ 130,347         $ 129,009         $ 125,390
Loans charged off:
    Commercial .................         (19,221)         (10,390)           (7,182)             (853)             (538)
    Small business .............          (2,803)          (2,916)           (2,983)           (4,356)           (2,714)
    Consumer ...................          (5,906)          (5,524)           (6,167)           (7,323)           (5,190)
Recoveries:
    Commercial .................           1,367              682             2,828             1,231             1,216
    Small business .............           1,790              970             1,000               603               512
    Consumer ...................           1,750            2,740             2,165             2,048             2,244
-------------------------------------------------------------------------------------------------------------------------
Net loans charged off ..........         (23,023)         (14,438)          (10,339)           (8,650)           (4,470)
Provision for loan losses ......          28,500           12,200            30,000             9,988             8,089
Additions due to acquisition ...               -            3,035                 -                 -                 -
-------------------------------------------------------------------------------------------------------------------------
Balance at end of period .......       $ 156,282        $ 150,805         $ 150,008         $ 130,347         $ 129,009
=========================================================================================================================
Reserve for loan losses
    as a percentage of loans ...           1.44%            1.44%             1.48%             1.32%             1.34%
Annualized net charge-offs as a
    percentage of average loans:
        Commercial .............           1.85%            0.97%             0.44%            (0.04%)           (0.08%)
        Small business .........           0.18%            0.36%             0.38%             0.74%             0.45%
        Consumer ...............           0.37%            0.27%             0.40%             0.54%             0.31%
        Total loans ............           0.86%            0.56%             0.41%             0.36%             0.19%
=========================================================================================================================

     The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations. In addition, the reserve considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. The results of reviews performed by internal and external examiners are also considered.

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

     There were no significant changes in the composition of the loan portfolio during the third quarter of 1999 except for the previously discussed decrease in the commercial portfolio. The Company continued to proactively manage its problem loan exposure in the third quarter of 1999, primarily through sales and charge-offs of certain large commercial credits. This resulted in improvements in certain asset quality measures including nonaccrual loans and loans past due 90 days or more. However, reserve levels were maintained for the third quarter of 1999 in view of the risk profile of the portfolio as indicated by the Company's internal risk rating system at the end of the quarter and based on consistent application of our reserve methodology.

     The assumptions and methodologies used in allocating the reserve were unchanged during the quarter. The allocation to the various portfolios remained relatively constant during the quarter based on their risk profile. During 1999, allocations to the commercial portfolio have increased, offset by modest reductions attributable to the consumer portfolio.

     The reserve coverage of annualized net charge-offs declined during the quarter to 170% from 261% in the second quarter of 1999 and 722% in the third quarter of 1998. This decline was primarily due to the higher level of commercial net charge-offs during the third quarter of 1999. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate indicator of reserve adequacy since the timing of charge-offs and recoveries, primarily in the commercial portfolio, impacts these ratios.

     The reserve for loan losses totaled $156.3 million, or 1.44% of total loans at September 30, 1999, compared to $129.0 million, or 1.34% of total loans at September 30, 1998. The reserve for loan losses as a percentage of nonperforming loans was 252% at September 30, 1999, compared to 395% at September 30, 1998 and 174% at June 30, 1999. During the remainder of 1999 the Company expects the level of net charge-offs to be lower than the third quarter of 1999 but modestly higher than a year ago. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends.


FUNDING SOURCES:

DEPOSITS

     Average deposits totaled $11.3 billion in the third quarter of 1999, a $1.1 billion (11%) increase from the third quarter of 1998. For the first nine months of 1999 compared to the same period in 1998, average deposits increased $889.3 million (9%) to $11.1 billion. Excluding the effect of the Beaumont transaction, average deposits increased approximately 6% for the third quarter and approximately 7% for the first nine months of 1999 compared to the same periods in 1998. The increases were primarily due to internal growth as a result of Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the introduction of new products including Tower GoldSM Services, which offers liquidity, competitive interest rates and the security of a bank deposit. Table 6 presents the composition of average deposits for the periods presented.

========================================================================================================================
TABLE 6  -  DEPOSIT COMPOSITION
========================================================================================================================
                                            Third Quarter 1999       Second Quarter 1999         Third Quarter 1998
------------------------------------------------------------------------------------------------------------------------
                                          Average       % of         Average       % of          Average        % of
($ in millions)                          Balances     Deposits      Balances    Deposits        Balances     Deposits
------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing ...........       $   2,059.6       18.2 %    $  2,010.3       18.2 %     $  1,827.1        17.8 %
NOW accounts ..................             420.7        3.7           370.9        3.3            331.6         3.2
Money market deposit accounts .           1,995.9       17.7         2,077.7       18.8          2,024.4        19.8
Savings accounts ..............           1,841.9       16.3         1,629.8       14.7          1,194.4        11.7
Other consumer time deposits ..           2,954.1       26.1         2,950.4       26.6          3,024.0        29.6
------------------------------------------------------------------------------------------------------------------------
    Total core deposits .......           9,272.2       82.0         9,039.1       81.6          8,401.5        82.1
------------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more           1,030.7        9.1         1,124.3       10.2            984.2         9.6
Certificates of deposit of
    $100,000 or more ..........             690.8        6.1           617.2        5.6            605.4         5.9
Foreign time deposits .........             310.4        2.8           292.0        2.6            238.4         2.4
------------------------------------------------------------------------------------------------------------------------
    Total deposits ............       $  11,304.1      100.0 %    $ 11,072.6      100.0 %     $ 10,229.5       100.0 %
========================================================================================================================

     Average core deposits totaled $9.3 billion in the third quarter of 1999, a $870.7 million (10%) increase from the third quarter of 1998. The Beaumont transaction accounted for approximately 35% of the growth in average core deposits in the third quarter of 1999 compared to the third quarter of 1998. Average noninterest-bearing deposits grew $232.5 million and average savings deposits increased $647.5 million in the third quarter of 1999 compared to the third quarter of 1998. NOW account average balances were up $89.1 million and average money market deposit accounts were down $28.5 million in the third quarter of 1999 compared to the third quarter of 1998.

     Average noncore deposits were up $203.9 million (11%) from the third quarter of 1998 to $2.0 billion or 18% of total deposits. The Beaumont transaction accounted for approximately 65% of the growth in average noncore deposits in the third quarter of 1999 compared to the third quarter of 1998. Average large denomination certificates of deposit increased $131.9 million (8%) compared to the third quarter of 1998. Average foreign time deposits increased $72.0 million (30%) due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

     Total deposits at September 30, 1999,  were $11.5 billion,  up $1.3 billion
(12%)  from  September  30,  1998.  The  Beaumont   transaction   accounted  for
approximately one-third of the growth in total deposits.


BORROWINGS

     Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and debt) increased $475.4 million (31%) to $2.0 billion for the third quarter of 1999 compared to the third quarter of 1998. For the first nine months of 1999 compared to the first nine months of 1998 average borrowings increased $531.8 million (38%) to $1.9 billion.

     Average debt for the third quarter of 1999 totaled $815.6 million, up from $706.8 million in the third quarter of 1998. At September 30, 1999 the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas
(FHLB), totaled $1,045.1 million. Debt increased $338.3 million from September 30, 1998 as Hibernia locked in attractive rates to fund the growth in its loan portfolio. In October 1999, the Company's debt was reduced by $100 million due to the maturity of an FHLB advance. In addition, the FHLB may demand payment of $500 million in callable advances at quarterly intervals, of which $200 million is not callable before September 2001 and $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate. The Company's reliance on borrowings, while higher than a year ago, is still within parameters determined by management to be prudent in terms of liquidity and interest rate risk.


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

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $23.1 million at September 30, 1999, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate and foreign exchange risk. In general, matched trading positions are established to minimize risk to the Company. The notional value of these instruments totaled $548.2 million at September 30, 1999. In addition to these customer-related derivative financial instruments, the Company has entered into contracts for its own account related to its mortgage origination activity which totaled $161.7 million at September 30, 1999. Hibernia's credit exposure related to derivative financial instruments held for trading totaled $4.2 million at September 30, 1999.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the third quarter of 1999 totaled $152.9 million, a $15.3 million increase from the same period in 1998 and up $5.4 million from the second quarter of 1999. Taxable-equivalent net interest income for the first nine months of 1999 totaled $444.4 million, a $33.7 million increase over the first nine months of 1998.

     Factors contributing to the increase in net interest income for the third quarter and first nine months of 1999 over the comparable periods in 1998 include: overall growth in earning assets; the positive effect of the change in the mix of earning assets from securities to loans; lower rates paid on deposits and borrowings; a higher level of interest income recorded from collection on nonaccrual or previously charged-off loans; and the effect of the Beaumont transaction (approximately 15% of the increase for the third quarter of 1999 and approximately 60% of the increase for the first nine months of 1999). These factors were partially offset by lower yields on loans as a result of the competitive lending environment.

     Taxable-equivalent net interest income for the third quarter of 1998 was negatively impacted due to a $3.0 million adjustment related to revenue-sharing arrangements with certain automobile dealers brought about by a higher-than-expected level of consumer automobile loan prepayments.

     Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

===================================================================================================
TABLE 7  -  INTEREST-EARNING ASSET COMPOSITION
===================================================================================================
                                                      1999                       1998
---------------------------------------------------------------------------------------------------
                                          Third      Second      First     Fourth     Third
(Percentage of average balances)         Quarter     Quarter    Quarter    Quarter    Quarter
---------------------------------------------------------------------------------------------------
Commercial loans ................         28.0%       29.8%       29.5%      29.1%      29.1%
Small business loans ............         16.8        16.1        15.5       15.7       15.9
Consumer loans ..................         32.6        30.4        30.0       30.4       30.3
---------------------------------------------------------------------------------------------------
    Total loans .................         77.4        76.3        75.0       75.2       75.3
---------------------------------------------------------------------------------------------------
Securities available for sale ...         20.0        20.6        21.0       21.7       20.8
Short-term investments ..........          1.6         1.6         2.2        1.3        2.3
Mortgage loans held for sale ....          1.0         1.5         1.8        1.8        1.6
---------------------------------------------------------------------------------------------------
    Total interest-earning assets        100.0%      100.0%      100.0%     100.0%     100.0%
===================================================================================================

     Table 8 details the net interest margin for the most recent five quarters.

============================================================================================================
TABLE 8  -  NET INTEREST MARGIN   (taxable-equivalent)
============================================================================================================
                                                           1999                            1998
------------------------------------------------------------------------------------------------------------
                                              Third       Second       First      Fourth        Third
                                             Quarter     Quarter     Quarter      Quarter      Quarter
------------------------------------------------------------------------------------------------------------
Yield on earning assets ............           7.91%       7.72%       7.70%        7.83%        8.00%
Rate on interest-bearing liabilities           4.26        4.11        4.14         4.27         4.47
------------------------------------------------------------------------------------------------------------
    Net interest spread ............           3.65        3.61        3.56         3.56         3.53
Contribution of
    noninterest-bearing funds ......           0.77        0.78        0.79         0.86         0.89
------------------------------------------------------------------------------------------------------------
    Net interest margin ............           4.42%       4.39%       4.35%        4.42%        4.42%
============================================================================================================
Noninterest-bearing funds
    supporting earning assets ......          18.27%      19.07%      19.17%       20.22%       19.89%
============================================================================================================

     The net interest margin was 4.42% for the third quarter of 1999, unchanged from the third quarter of 1998, and up three basis points from the second quarter of 1999. The positive effects of the change in the mix of earning assets and a higher level of interest income recorded on nonaccrual or previously charged-off loans were offset by the impact of declining loan yields, as a result of increasing competition, and a higher-than-expected level of public fund deposits which by virtue of their collateral requirements have a very thin spread. However, these public fund deposits had a positive impact on net interest income. The net interest margin for the third quarter of 1999 was also negatively impacted due to the shift in the mix of funding sources toward market rate funds. In the third quarter of 1999, 60.8% of Hibernia's earning assets were supported by market-rate funds compared to 57.1% in the same period in 1998.

     The $3.0 million adjustment related to revenue-sharing arrangements with certain automobile dealers described above negatively impacted the net interest margin in the third quarter of 1998 (approximately ten basis points) and in the first nine months of 1998 (approximately three basis points). In addition, the net interest margin was reduced in the third quarter of 1998 and in the first nine months of 1998 (approximately three basis points each period) by the funding cost of a transaction which utilized capital losses. The income associated with this transaction was recorded as a securities gain in noninterest income rather than in net interest income.

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 1999 and the second quarter of 1999 and between the third quarter of 1999 and the third quarter of 1998.

========================================================================================================================
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME  (1)
========================================================================================================================
                                                                Third Quarter 1999 Compared to:
------------------------------------------------------------------------------------------------------------------------
                                               Second Quarter 1999                     Third Quarter 1998
------------------------------------------------------------------------------------------------------------------------
                                                             Increase (Decrease) Due to Change In:
------------------------------------------------------------------------------------------------------------------------
($ in thousands)                          Volume       Rate         Total        Volume        Rate          Total
------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ..............     $(2,938)     $4,387     $  1,449      $  5,328      $(5,043)     $    285
     Small business loans ..........       3,022       1,292        4,314         7,695         (631)        7,064
     Consumer loans ................       8,156         932        9,088        15,212          205        15,417
------------------------------------------------------------------------------------------------------------------------
         Loans .....................       8,240       6,611       14,851        28,235       (5,469)       22,766
------------------------------------------------------------------------------------------------------------------------
     Securities available for sale .        (497)        836          339         2,748        1,015         3,763
     Short-term investments ........          85         116          201          (900)        (527)       (1,427)
     Mortgage loans held for sale ..      (1,057)         19       (1,038)       (1,051)          64          (987)
------------------------------------------------------------------------------------------------------------------------
           Total ...................       6,771       7,582       14,353        29,032       (4,917)       24,115
========================================================================================================================
Interest paid on:
     NOW accounts ..................         312          37          349           681         (980)         (299)
     Money market
         deposit accounts ..........        (488)      1,230          742          (187)        (462)         (649)
     Savings accounts ..............       1,942       1,293        3,235         6,025        1,172         7,197
     Other consumer time deposits ..          45         380          425          (899)      (2,402)       (3,301)
     Public fund certificates of
         deposit of $100,000 or more      (1,143)        374         (769)          607       (1,214)         (607)
     Certificates of deposit
         of $100,000 or more .......         935         333        1,268         1,114         (478)          636
     Foreign deposits ..............         208         287          495           881         (329)          552
     Federal funds purchased .......       1,430         690        2,120         3,997         (498)        3,499
     Repurchase agreements .........         438         446          884           768         (297)          471
     Debt ..........................         142          81          223         1,530         (254)        1,276
------------------------------------------------------------------------------------------------------------------------
           Total ...................       3,821       5,151        8,972        14,517       (5,742)        8,775
========================================================================================================================
Taxable-equivalent
     net interest income ...........     $ 2,950      $2,431     $  5,381      $ 14,515      $   825      $ 15,340
========================================================================================================================
---------------
     (1)  Change due to mix (both volume and rate) has been  allocated to volume and rate changes in  proportion  to the  relationship  of the absolute dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 24 and 25 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended September 30, 1999, June 30, 1999 and September 30, 1998, and for the first nine months of 1999 and 1998.

===========================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===========================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                   Third Quarter 1999                 Second Quarter 1999
---------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                         Average                             Average
interest $ in thousands)                                 Balance     Interest   Rate         Balance     Interest   Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................    $  3,859.7   $  78,216   8.04%      $  4,009.7   $  76,767   7.68%
    Small business loans ..........................       2,305.3      52,092   8.97          2,170.5      47,778   8.83
    Consumer loans ................................       4,489.5      93,863   8.31          4,099.0      84,775   8.29
---------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................      10,654.5     224,171   8.35         10,279.2     209,320   8.17
---------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................       2,745.9      44,309   6.45          2,777.1      43,970   6.33
    Short-term investments ........................         224.9       2,981   5.26            218.3       2,780   5.11
    Mortgage loans held for sale ..................         135.5       2,247   6.63            199.2       3,285   6.61
---------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............      13,760.8   $ 273,708   7.91%        13,473.8   $ 259,355   7.72%
---------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................        (148.9)                             (153.8)
Noninterest-earning assets:
    Cash and due from banks .......................         490.2                               469.7
    Other assets ..................................         725.6                               638.7
---------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........       1,215.8                             1,108.4
---------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................    $ 14,827.7                          $ 14,428.4
===========================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................    $    420.7   $   2,646   2.50%      $    370.9   $   2,297   2.48%
        Money market deposit accounts .............       1,995.9      12,805   2.55          2,077.7      12,063   2.33
        Savings accounts ..........................       1,841.9      17,412   3.75          1,629.8      14,177   3.49
        Other consumer time deposits ..............       2,954.1      36,281   4.87          2,950.4      35,856   4.87
        Public fund certificates of deposit
            of $100,000 or more ...................       1,030.7      12,670   4.88          1,124.3      13,439   4.79
        Certificates of deposit of $100,000 or more         690.8       8,869   5.09            617.2       7,601   4.94
        Foreign time deposits .....................         310.4       3,703   4.73            292.0       3,208   4.41
---------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......       9,244.5      94,386   4.05          9,062.3      88,641   3.92
---------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................         732.0       9,597   5.20            620.0       7,477   4.84
        Repurchase agreements .....................         455.2       5,361   4.67            416.2       4,477   4.31
    Debt ..........................................         815.6      11,432   5.56            805.3      11,209   5.58
---------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........      11,247.3   $ 120,776   4.26%        10,903.8   $ 111,804   4.11%
---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       2,059.6                             2,010.3
    Other liabilities .............................         167.4                               157.8
---------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       2,227.0                             2,168.1
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................       1,353.4                             1,356.5
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity     $ 14,827.7                          $ 14,428.4
===========================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                             3.65%                               3.61%
Cost of funds supporting interest-earning assets ..                             3.49%                               3.33%
Net interest income/margin ........................                 $ 152,932   4.42%                   $ 147,551   4.39%
===========================================================================================================================
---------------
(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

===========================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===========================================================================================================================
Hibernia Corporation and Subsidiaries                                                             Nine Months Ended
Taxable-equivalent basis (1)                                  Third Quarter 1998                  September 30, 1999
---------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                         Average                             Average
interest $ in thousands)                                 Balance     Interest   Rate         Balance     Interest   Rate
===========================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................    $  3,604.7   $  77,931   8.58%      $  3,932.3   $ 230,356   7.83%
    Small business loans ..........................       1,965.1      45,028   9.09          2,183.4     145,084   8.88
    Consumer loans ................................       3,761.9      78,446   8.29          4,197.4     261,097   8.31
---------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................       9,331.7     201,405   8.57         10,313.1     636,537   8.25
---------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................       2,574.5      40,546   6.29          2,772.7     131,753   6.34
    Short-term investments ........................         289.3       4,408   6.05            247.6       9,430   5.09
    Mortgage loans held for sale ..................         198.9       3,234   6.50            190.6       9,244   6.47
---------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............      12,394.4   $ 249,593   8.00%        13,524.0   $ 786,964   7.78%
---------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................        (126.4)                             (144.6)
Noninterest-earning assets:
    Cash and due from banks .......................         427.3                               482.0
    Other assets ..................................         562.1                               645.8
---------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........         989.4                             1,127.8
---------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................    $ 13,257.4                          $ 14,507.2
===========================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................    $    331.6   $   2,945   3.52%      $    364.2   $   6,921   2.54%
        Money market deposit accounts .............       2,024.4      13,454   2.64          2,092.3      37,404   2.39
        Savings accounts ..........................       1,194.4      10,215   3.39          1,606.3      42,323   3.52
        Other consumer time deposits ..............       3,024.0      39,582   5.19          2,953.3     108,244   4.90
        Public fund certificates of deposit
            of $100,000 or more ...................         984.2      13,277   5.35          1,083.1      39,372   4.86
        Certificates of deposit of $100,000 or more         605.4       8,233   5.39            651.1      24,557   5.04
        Foreign time deposits .....................         238.4       3,151   5.24            302.6      10,237   4.52
---------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......       8,402.4      90,857   4.29          9,052.9     269,058   3.97
---------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................         429.6       6,098   5.63            681.5      25,373   4.98
        Repurchase agreements .....................         391.0       4,890   4.96            434.2      14,384   4.43
    Debt ..........................................         706.8      10,156   5.70            809.0      33,776   5.58
---------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........       9,929.8   $ 112,001   4.47%        10,977.6   $ 342,591   4.17%
---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       1,827.1                             1,997.3
    Other liabilities .............................         199.2                               176.8
---------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       2,026.3                             2,174.1
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................       1,301.3                             1,355.5
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity     $ 13,257.4                          $ 14,507.2
===========================================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                             3.53%                               3.61%
Cost of funds supporting interest-earning assets ..                             3.58%                               3.39%
Net interest income/margin ........................                 $ 137,592   4.42%                   $ 444,373   4.39%
===========================================================================================================================
---------------
(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

=======================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
=======================================================================================
Hibernia Corporation and Subsidiaries                             Nine Months Ended
Taxable-equivalent basis (1)                                      September 30, 1998
---------------------------------------------------------------------------------------
(Average balances $ in millions,                         Average
interest $ in thousands)                                 Balance     Interest   Rate
=======================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................    $  3,430.6   $ 220,323   8.59%
    Small business loans ..........................       1,925.5     133,883   9.30
    Consumer loans ................................       3,565.6     227,631   8.53
---------------------------------------------------------------------------------------
        Total loans (2) ...........................       8,921.7     581,837   8.72
---------------------------------------------------------------------------------------
    Securities available for sale .................       2,692.0     131,271   6.50
    Short-term investments ........................         288.5      12,711   5.89
    Mortgage loans held for sale ..................         188.3       8,925   6.32
---------------------------------------------------------------------------------------
        Total interest-earning assets .............      12,090.5   $ 734,744   8.12%
---------------------------------------------------------------------------------------
Reserve for loan losses ...........................        (125.1)
Noninterest-earning assets:
    Cash and due from banks .......................         445.5
    Other assets ..................................         598.4
---------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........       1,043.9
---------------------------------------------------------------------------------------
        Total assets ..............................    $ 13,009.3
=======================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................    $    361.5   $   9,349   3.46%
        Money market deposit accounts .............       2,004.4      38,733   2.58
        Savings accounts ..........................       1,098.6      26,952   3.28
        Other consumer time deposits ..............       3,054.8     119,535   5.23
        Public fund certificates of deposit
            of $100,000 or more ...................       1,017.6      41,143   5.41
        Certificates of deposit of $100,000 or more         603.5      23,961   5.31
        Foreign time deposits .....................         203.7       8,012   5.26
---------------------------------------------------------------------------------------
            Total interest-bearing deposits .......       8,344.1     267,685   4.29
---------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................         330.0      13,718   5.56
        Repurchase agreements .....................         381.1      14,023   4.92
    Debt ..........................................         681.8      28,636   5.62
---------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........       9,737.0   $ 324,062   4.45%
---------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       1,816.8
    Other liabilities .............................         185.0
---------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       2,001.8
---------------------------------------------------------------------------------------
Total shareholders' equity ........................       1,270.5
---------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity     $ 13,009.3
=======================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                             3.67%
Cost of funds supporting interest-earning assets ..                             3.58%
Net interest income/margin ........................                 $ 410,682   4.54%
=======================================================================================
----------
(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

     Noninterest income for the third quarter of 1999 was up $6.8 million (14%) to $55.8 million compared to the same period of 1998. For the first nine months of 1999 compared to the same period in 1998, noninterest income was up $22.3 million (16%). The effect of the Beaumont transaction accounted for approximately 40% of the increase for the third quarter of 1999 and approximately 20% of the increase for the first nine months of 1999. Excluding securities transactions, noninterest income increased $9.6 million (21%) in the third quarter of 1999 over the third quarter of 1998, and was up $25.5 million (19%) during the first nine months of 1999 compared to the same period in 1998. The major categories of noninterest income for the three months and nine months ended September 30, 1999 and 1998 are presented in Table 10.

=============================================================================================================================
TABLE 10  -  NONINTEREST INCOME
=============================================================================================================================
                                                Three Months Ended                        Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                      Percentage                              Percentage
                                           Sept. 30      Sept. 30      Increase     Sept. 30      Sept. 30      Increase
($ in thousands)                             1999          1998       (Decrease)      1999          1998       (Decrease)
-----------------------------------------------------------------------------------------------------------------------------
Service charges on deposits ..........    $  24,931     $  22,273           12%    $  71,657    $  63,817           12%
Trust fees ...........................        6,610         4,204           57        16,815       12,505           34
Retail investment service fees .......        5,964         4,515           32        17,579       12,842           37
Mortgage loan origination
    and servicing fees ...............        4,811         3,805           26        13,751       10,611           30
Other service, collection and
    exchange charges:
    ATM fees .........................        3,038         2,713           12         8,903        7,658           16
    Debit/credit card fees ...........        3,007         2,134           41         8,094        5,677           43
    Other ............................        3,408         2,662           28         9,364        7,841           19
-----------------------------------------------------------------------------------------------------------------------------
       Total other service, collection
             and exchange charges ....        9,453         7,509           26        26,361       21,176           24
-----------------------------------------------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans ..        1,662         2,446          (32)        4,919        6,490          (24)
    Other income .....................        2,367         1,450           63         8,193        6,285           30
-----------------------------------------------------------------------------------------------------------------------------
         Total other operating income         4,029         3,896            3        13,112       12,775            3
-----------------------------------------------------------------------------------------------------------------------------
Securities gains (losses), net .......           (1)        2,774         (100)          408        3,698          (89)
-----------------------------------------------------------------------------------------------------------------------------
         Total noninterest income ....    $  55,797     $  48,976           14%    $ 159,683    $ 137,424           16%
=============================================================================================================================

     Service charges on deposits increased $2.7 million (12%) for the third quarter of 1999 and $7.8 million (12%) for the first nine months of 1999 over the comparable periods in 1998. This change was the result of growth in transaction-based fees and commercial account analysis fees due to an increase in the number of accounts.

     Trust fees were up $2.4 million (57%) in the third quarter of 1999 and $4.3 million (34%) for the first nine months of 1999 compared to the same periods in 1998 primarily due to new business and the income associated with the $1.4 billion increase in trust assets resulting from the Beaumont transaction. The effect of the Beaumont transaction accounted for approximately 85% of the increase for the third quarter of 1999 and approximately 70% of the increase for the first nine months of 1999.

     Retail investment service fees increased $1.4 million (32%) and $4.7 million (37%) in the third quarter and the first nine months of 1999, respectively, compared to the same periods in 1998. The increase is primarily due to market conditions which resulted in an increase in the sale of financial products including annuities and discount brokerage services, and also to the availability of insurance products throughout the banking office network from lines acquired in 1998.

     Mortgage loan origination and servicing fees increased $1.0 million (26%) in the third quarter and $3.1 million (30%) in the first nine months of 1999 compared to the same periods in 1998. The increase in mortgage fees resulted primarily from the Company's continued emphasis on mortgage banking and the increase in the volume of mortgage loans serviced to $5.1 billion. In the first nine months of 1999, Hibernia processed more than $1.8 billion in residential first mortgage loans as compared to $1.6 billion in the first nine months of 1998.

     Other service, collection and exchange charges were up $1.9 million (26%) and $5.2 million (24%) in the third quarter and the first nine months of 1999, respectively, compared to the same periods in 1998. Increases in fees from ATMs and debit and credit cards were the major factors contributing to the growth. ATM fees increased $0.3 million in the third quarter and $1.2 million in the first nine months of 1999 over the comparable periods in 1998 due to the continued growth of the ATM network and expansion of ATM services. Fees generated by Hibernia's Capital Access(C) credit card for small businesses and CheckmateSM debit card led to an increase in debit/credit card fees of $0.9 million for the third quarter and $2.4 million for the first nine months of 1999, compared to the same periods in 1998.

     Other operating income increased $0.1 million (3%) for the third quarter and increased $0.3 million (3%) for the first nine months of 1999 over the comparable periods in 1998. Gains on sales of mortgage loans were down $0.8 million in the third quarter and were down $1.6 million in the first nine months of 1999 over the comparable periods in 1998 primarily due to the current interest rate environment. The third quarter of 1999 includes a $1.1 million gain on the sale of mortgage servicing rights. Other income increased $0.9 million for the third quarter and increased $1.9 million in the first nine months of 1999 compared to the same periods in 1998. The increase in the first nine months of 1999 is primarily due to a $1.7 million gain in the first quarter of 1999 related to an investment in a mezzanine financing.

     Securities gains decreased $2.8 million (100%) in the third quarter and decreased $3.3 million (89%) in the first nine months of 1999 compared to the same periods in 1998. In the third quarter of 1998 the Company liquidated high quality securities for a $1.3 million gain and used the proceeds to buy similar quality securities with a higher yield. The third quarter of 1998 and the first nine months of 1998 also included gains on a transaction designed to utilize capital losses.


NONINTEREST EXPENSE

     For the third quarter of 1999, noninterest expense totaled $100.8 million, a $3.8 million (4%) decrease from the third quarter of 1998. For the first nine months of 1999 compared to the same period in 1998, noninterest expense was up $9.1 million (3%). Excluding the effect of the Beaumont transaction, noninterest expense would have decreased approximately 10% for the third quarter of 1999 compared to the third quarter of 1998 and would have been virtually unchanged for the first nine months of 1999 compared to the first nine months of 1998. Excluding merger-related expenses, noninterest expense decreased $3.5 million (3%) in the third quarter of 1999 over the third quarter of 1998, and was up $2.5 million (1%)for the first nine months of 1999 compared to the same period in 1998. Merger-related expenses totaled $0.1 million in the third quarter of 1999 and $0.4 million in the third quarter of 1998. Merger-related expenses in the first nine months of 1999 and 1998 totaled $9.0 million and $2.5 million, respectively. The major categories contributing to the changes in noninterest expense were staff costs, data processing, the amortization of intangibles and state taxes on equity. Noninterest expense for the three months and nine months ended September 30, 1999 and 1998 are presented by major category in Table 11.


=============================================================================================================================
TABLE 11  -  NONINTEREST EXPENSE
=============================================================================================================================
                                              Three Months Ended                        Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                  Percentage                                Percentage
                                      Sept. 30     Sept. 30        Increase     Sept. 30      Sept. 30       Increase
($ in thousands)                        1999         1998         (Decrease)      1999          1998        (Decrease)
-----------------------------------------------------------------------------------------------------------------------------
Salaries ........................    $  34,259    $  46,219            (26)%   $ 132,584      $ 135,774            (2)%
Benefits ........................        8,029        7,355              9        25,683         23,080            11
-----------------------------------------------------------------------------------------------------------------------------
    Total staff costs ...........       42,288       53,574            (21)      158,267        158,854             -
-----------------------------------------------------------------------------------------------------------------------------
Occupancy, net ..................        8,507        8,331              2        24,609         26,650            (8)
Equipment .......................        8,068        7,908              2        25,108         23,362             7
-----------------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment       16,575       16,239              2        49,717         50,012            (1)
-----------------------------------------------------------------------------------------------------------------------------
Data processing .................        8,003        7,476              7        23,822         21,362            12
Advertising and promotional
    expenses ....................        4,063        3,785              7        11,322         12,691           (11)
Foreclosed property expense, net            26         (336)          (108)         (399)        (1,027)          (61)
Amortization of intangibles .....        7,088        4,178             70        16,950         12,501            36
Telecommunications ..............        2,646        2,721             (3)        7,627          8,935           (15)
Postage .........................        1,832        1,653             11         5,469          5,438             1
Stationery and supplies .........        1,630        1,426             14         4,529          4,449             2
Professional fees ...............        1,427        1,025             39         5,513          5,012            10
State taxes on equity ...........        2,848        2,369             20         8,543          7,057            21
Regulatory expense ..............          754          730              3         2,277          2,152             6
Loan collection expense .........        1,280          982             30         3,295          3,168             4
Other ...........................       10,362        8,846             17        31,814         29,055             9
-----------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ...    $ 100,822    $ 104,668             (4)%   $ 328,746      $ 319,659             3 %
-----------------------------------------------------------------------------------------------------------------------------
Efficiency ratio (1) ............        48.30%       56.95%                       54.46%         58.72%
Cash-basis efficiency ratio (2) .        45.72%       55.27%                       52.47%         56.99%
=============================================================================================================================
---------------
(1)  Noninterest  expense as a percentage  of  taxable-equivalent  net interest  income plus  noninterest  income  (excluding securities transactions)
(2)  Excluding amortization of purchase accounting intangibles.

     Staff costs, which represent the largest component of noninterest expense, decreased $11.3 million (21%) in the third quarter of 1999 and $0.6 million for the first nine months of 1999 compared to the same periods a year ago. No accrual for management incentives was made in the third quarter of 1999, and $11.3 million accrued in prior periods was reversed. The reversal included $9.6 million related to a long-term performance share award for senior management. The reversal resulted from the expected failure to meet certain requirements necessary to achieve a payout under that plan. In addition, a management bonus program for 1999 affecting a much larger group will not be fulfilled at originally planned levels. Excluding the effect of merger-related expenses, staff costs decreased $5.3 million (3%) during the first nine months of 1999 compared to the same period in 1998. Merger-related expenses, which primarily occurred in the first quarter of 1999, included a $4.4 million stock grant agreement with two key merger employees that was in place several years prior to negotiation of the merger agreement.

     Occupancy and equipment expenses increased $0.3 million (2%) in the third quarter of 1999 and decreased $0.3 million (1%) for the first nine months of 1999 over the comparable periods in 1998. The first nine months of 1998 include a $2.0 million charge to improve customer delivery convenience by optimizing an expanding banking office network. Excluding the effect of merger-related expenses, occupancy and equipment expenses decreased $1.7 million (3%) in the first nine months of 1999 as compared to the first nine months of 1998.

     Data processing expenses increased $0.5 million (7%) for the third quarter of 1999 compared to the third quarter of 1998. For the first nine months of 1999, data processing expenses increased $2.5 million (12%). Excluding the effect of merger-related expenses, data processing expenses increased $2.1 million (10%) for the first nine months of 1999 compared to the same period a year ago. The increase in data processing expenses is primarily related to continued improvements in technology and increased transaction volume related to growth in the Company's customer base.

     Advertising and promotional expenses increased $0.3 million (7%) in the third quarter of 1999 compared to the third quarter of 1998, and decreased $1.4 million (11%) for the first nine months of 1999 compared to the first nine months of 1998. Excluding merger-related expenses, advertising and promotional expenses increased $0.4 million (12%) for the third quarter and decreased $1.0 million (9%) for the first nine months of 1999 compared to the same periods a year ago. The decrease in advertising and promotional expenses for the first nine months of 1999 is primarily due to higher expenses in 1998 related to advertising, direct marketing and shareholder communications. Higher advertising expenses in 1998 were the result of opportunities related to the mergers of several competitors, the expansion of the franchise into the markets of merged companies and the promotion of products, which include the Tower Super SavingsSM account and the Hibernia CheckmateSM debit card.

     Amortization of intangibles, a noncash expense, increased $2.9 million (70%) to $7.1 million for the third quarter of 1999 compared to the third quarter of 1998, and increased $4.4 million (36%) to $17.0 million for the first nine months of 1999 compared to the first nine months of 1998. This increase is primarily due to an increase in the amortization of mortgage servicing rights resulting from the growth in mortgage lending activity, and the amortization of intangibles resulting from the Beaumont transaction.

     Professional fees increased $0.4 million (39%) for the third quarter of 1999 compared to the third quarter of 1998. For the first nine months of 1999, professional fees increased $0.5 million (10%). Excluding merger-related expenses, professional fees increased $0.4 million (43%) for the third quarter and decreased $0.1 million (1%) for the first nine months of 1999 compared to the same periods a year ago. State taxes on equity increased $0.5 million (20%) in the third quarter of 1999 compared to the third quarter of 1998, and increased $1.5 million (21%) for the first nine months of 1999 compared to the first nine months of 1998 due to the increased level of equity and higher tax rates.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the third quarter of 1999 was 48.30% compared to 56.95% for the third quarter of 1998, primarily resulting from the reduction in staff costs discussed earlier. The ratio for the first nine months of 1999 was 54.46% down from 58.72% for the first nine months of 1998. Excluding the effect of merger-related expenses, the efficiency ratio would have been 48.27% for the third quarter of 1999 compared to 56.72% for the third quarter of 1998 and 52.97% for the first nine months of 1999 compared to 58.27% for the first nine months of 1998.

     The cash-basis efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 45.72% for the third quarter of 1999 compared to 55.27% for the third quarter of 1998. For the first nine months of 1999, the cash-basis efficiency ratio was 52.47% compared to 56.99% for the first nine months of 1998. Excluding the effect of merger-related expenses, the cash-basis efficiency ratio would have been 45.69% for the third quarter of 1999 compared to 55.05% for the third quarter of 1998 and 50.98% for the first nine months of 1999 compared to 56.54% for the first nine months of 1998.


INCOME TAXES

     The Company recorded $26.7 million in income tax expense in the third quarter of 1999, a $3.3 million (14%) increase from $23.5 million in the third quarter of 1998 as pretax income rose 7%. The effective tax rate in the third quarter of 1998 was lower than normal primarily because of a tax accrual adjustment related to a merger bank. For the first nine months of 1999, income tax expense totaled $69.4 million, a $0.4 million (1%) decrease from $69.8 million for the first nine months of 1998.

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


CAPITAL

     Shareholders' equity totaled $1,367.1 million at September 30, 1999 compared to $1,334.9 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $174.4 million and the issuance of $12.4 million of common stock (primarily related to stock-based compensation and incentives), partially offset by a $70.5 million change in unrealized gains (losses) on securities available for sale, an $11.7 million increase in unearned compensation, $65.5 million in dividends declared on common stock and $6.9 million in dividends declared on preferred stock. The change in unrealized gains (losses) is primarily due to a change in the interest rate environment. The increase in unearned compensation is related to the purchase of stock by Hibernia's Employee Stock Ownership Plan (ESOP). During 1998 the ESOP completed its purchase of the originally authorized $30.0 million of stock and acquired an additional $15.0 million in stock, the purchase of which was authorized in 1998. As a result, the ESOP acquired approximately
1,443,000 shares of stock during 1998 and holds a total of approximately 3,874,000 shares at September 30, 1999.

     Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

===================================================================================================================================
TABLE 12  -  CAPITAL
===================================================================================================================================
                                                                 Sept. 30      June 30      March 31      Dec. 31     Sept. 30
($ in millions)                                                     1999         1999         1999          1998         1998
--------------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .................................................   $   1,166.1  $   1,128.5  $   1,188.1  $    1,166.0  $   1,141.1
    Total ..................................................       1,312.1      1,271.8      1,325.7       1,296.3      1,270.2

Assets:
    Quarterly average assets (1) ...........................      14,624.0     14,185.1     14,090.2      13,629.9     13,081.8
    Net risk-adjusted assets ...............................      11,671.2     11,457.9     10,985.4      10,819.7     10,341.6

Ratios:
    Tier 1 risk-based capital ..............................          9.99%        9.85%       10.82%        10.78%       11.03%
    Total risk-based capital ...............................         11.24%       11.10%       12.07%        11.98%       12.28%
    Leverage ...............................................          7.97%        7.96%        8.43%         8.55%        8.72%
===================================================================================================================================
---------------
(1) Excluding SFAS No. 115 adjustment and disallowed intangibles.

     The acquisition of the Beaumont branches of Chase Bank of Texas, N.A., which was completed in the second quarter of 1999, enabled Hibernia to leverage its capital by acquiring assets without increasing equity. As a result of this transaction, the Company's capital ratios have declined from previous levels, but continue to exceed the standards required for designation as a "well-capitalized" institution.


LIQUIDITY

     Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. These needs can be met by generating profits, attracting new deposits, converting assets (including short-term investments, mortgage loans held for sale, securities available for sale and loans) to cash and increasing borrowings. To minimize funding risks, management monitors liquidity through a periodic review of maturity profiles, yield and rate behaviors, and loan and deposit forecasts.

     Attracting and retaining core deposits are the Company's primary sources of liquidity. Core deposits totaled $9.2 billion at September 30, 1999, a $0.8 billion (10%) increase from September 30, 1998. This increase is the result of Hibernia's extensive banking office network, aided by the promotion of attractive deposit products, and the effect of the Beaumont transaction, which added $331.0 million in core deposits. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

     The loan-to-deposit ratio, one measure of liquidity, was 94.9% at September 30, 1999, 92.5% at June 30, 1999, and 94.2% at September 30, 1998. The decrease in second quarter of 1999 compared to the third quarter of 1998 reflects the effect of the Beaumont transaction which added $464.8 million in deposits and $172.0 million in loans (a 37.0% loan-to-deposit ratio). Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (which include large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 22.1% of Hibernia's loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 1999, up 61 basis points from the second quarter of 1999 and up 263 basis points from the third quarter of 1998. The level of large liability dependence is within limits established by management to maintain liquidity and soundness.

     Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company's current liquidity needs. In February 1999 Hibernia National Bank established a $2.0 billion bank note program. Notes issued under the program will mature 30 days or more after the date of issue and bear fixed or floating interest rates. Additional sources of liquidity available to the Company include the ability to issue brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company's $2.4 billion residential first mortgage portfolio and $1.2 billion indirect consumer portfolio. The Company also has available Federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.


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

     A team comprised of Hibernia employees and representatives of the Company's third party data processor, Alltel Information Services, Inc., was formed in early 1997 to address the Year 2000 issue. As of the end of the third quarter of 1999, the Company has substantially completed its plan to achieve Year 2000 compliance for all mainframe application systems, local area network application systems, departmental and vendor application systems and the Company's infrastructure. Efforts to ensure Year 2000 compliance, which includes both the remediation of the application program code and the successful unit testing in an isolated and fully functional environment, will continue throughout the remainder of 1999. In addition to testing and making appropriate changes to its internal systems, the Company continues to discuss the Year 2000 issue and its potential impact on business operations with many of its customers and vendors. The status of these activities is provided to Hibernia's Board of Directors, and the Company's regulators monitor Year 2000 efforts.

     Through the performance of a business impact analysis, the Company identified 37 mission critical systems, or systems identified as vital to core business activities of the Company. As of June 30, 1999 the Company had modified or updated the application program code to address date-related issues on all 37 mission critical systems. Unit testing, which ensures that changes do not adversely affect any other functionality of the application, has occurred on all mission critical systems and is scheduled throughout 1999 to continuously reaffirm the Year 2000 compliance of mission critical systems. As of July 1, 1999 all 37 mission critical systems had been placed into production, signifying the implementation of those systems into the current application environment. Integrated testing of mission critical and other systems, in which the ability of all systems to interface effectively after December 31, 1999 is verified, will continue during the remainder of 1999.

     A small number of mission critical systems are provided by third parties on a service bureau basis, including small business credit card processing and services supporting securities brokerage businesses. As of June 30, 1999 all mission critical systems provided by third parties had been remediated, unit tested and implemented into the current application environment. As of September 30, 1999 the Company has substantially completed remediation, unit testing and integrated testing on all non-mission critical systems. Date-reliant infrastructure components, which include ATMs; personal computers; and internal phone, vault and alarm systems, have been verified to be Year 2000 compliant. The Company and its data processing vendors and service providers will monitor progress and implement contingency plans in the event that Year 2000 compliance efforts fail to achieve their objectives.

     The Company is evaluating the Year 2000 readiness of its significant borrowers and the resulting effect on the credit quality of its loan portfolio. The Company's Year 2000 credit risk policy requires that a risk assessment be performed on all new and existing borrowers with an aggregate household maximum potential exposure in excess of $3.0 million. Through a review of the credit portfolio the Company has identified relationships representing a total maximum potential exposure of approximately 55% of total loans at September 30, 1999. A Year 2000 risk assessment of all identified relationships has been performed. Through a review of the assessments, a determination of the Company's risk was made based on the borrower's level of risk and the availability of alternative sources of repayment in the event the borrower's ability to conduct business is significantly impaired. As of September 30, 1999, the Company has categorized 11 accounts as high risk. These accounts have a total aggregate maximum potential exposure of only $148.4 million. The Company will continue to update its risk assessment and monitor its customer relationships and expects a reduction in the amount of the maximum potential exposure during the remainder of 1999.

     The Company continues to evaluate the Year 2000 readiness of its significant depositors and the potential effect on its liquidity. In early 1999, a funding analysis of commercial, small business and consumer customers which met certain criteria was performed. This analysis identified potential funding risks in late 1999 and early 2000. Through a review of these relationships and certain withdrawal/advance scenarios, the Company has estimated contingency funding needs and developed a contingency funding plan to meet its liquidity needs. The Company continues to monitor its cash position and will adjust accordingly as a result of a change in customer demand. In addition, customer relationship information will continue to be monitored to prudently and efficiently manage potential liquidity fluctuations.

     The Company expects to continue incurring charges related to Year 2000 compliance. However, the majority of the costs associated with these efforts are the responsibility of the Company's third party data processor which also provides many of the Company's software applications. Contract specifications require the Company's third party data processor to ensure that all systems meet Year 2000 compliance and other banking regulations. Hibernia estimates that it will supplement its vendors' efforts with its own efforts at a total cost of approximately $1.7 million, most of which has already been expensed, in order to upgrade ATMs, hardware, software and other technology. This investment will be funded through operating cash flows and has been expensed as incurred.

     During the third quarter of 1999 the Company incurred approximately $0.2 million in expenses related to the Year 2000 issue. As of September 30, 1999, the total expenses incurred by the Company approximate $1.7 million. Year 2000 expenses were spread throughout a number of noninterest expense categories and do not include computer equipment and software that was scheduled to be replaced in the normal course of business. The Company does not separately track the indirect costs incurred for the Year 2000 project which primarily consists of payroll costs of employees from various departments.

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

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings

              The Company and the Bank are parties to certain pending legal proceedings arising from matters incidental to their business. In addition, the terms of the settlement agreement between Hibernia National Bank and the other parties to litigation related to the Bank's sale of collateral protection insurance has been approved by the court and will not have a material effect on the financial condition, results of operations or liquidity of the Company.


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

10.16 Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Commission by the Registrant (Registration No. 33-26871) is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

10.35 Exhibit A to the Registrant's definitive proxy statement dated March 23, 1993 relating to its 1993 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation)

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E. R. "Bo" Campbell and Hibernia Corporation)

10.39 Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between B. D. Flurry and Hibernia Corporation)

10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996))

10.44 Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant, as amended to date)

10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

13 Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Commission (Commission File No.0-7220) is hereby incorporated by reference (1998 Annual Report to security holders of Hibernia Corporation).

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

                      None

*Exhibits and Reports on Form 8-K have been separately filed with the Commission.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                         HIBERNIA CORPORATION
                                         (Registrant)

Date:      November 12,  1999            By:   /s/ Ron E. Samford, Jr.
     ------------------------------           ------------------------
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