Form 10-K
period 1999-12-31
HIBERNIA CORP
filed 2000-03-13
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999 Commission file No. 1-10294

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

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000.

               Class A Common Stock, no par value $1,387,577,899

           State the aggregate number of shares outstanding of each of the Registrant's classes of common stock as of February 29, 2000.

                Class A Common Stock, no par value - 160,163,628

                  DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's annual report to shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1999, are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

         Certain information required by Form 10-K is incorporated by reference to the Annual Report as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

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

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (a)  Financial Statements
                      Report of Independent Auditors                         ***
                      Hibernia Corporation and Subsidiaries:
                              Consolidated Balance Sheets - December 31,
                                 1999 and 1998                               ***
                              Consolidated Income Statements - Years
                                 Ended December 31, 1999, 1998 and 1997      ***
                              Consolidated Statements of Changes in
                                  Shareholders' Equity - Years Ended
                                  December 31, 1999, 1998 and 1997           ***
                              Consolidated Statements of Cash Flows - Years
                                  Ended December 31, 1999, 1998 and 1997     ***
                              Notes to Consolidated Financial Statements     ***

          (b)  Reports on Form 8-K                                            **
                       Item 5 Other Event        January 26, 2000

          (c)  Exhibits                                                       **

  * This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.

 ** Reports on Form 8-K and Exhibits have been separately filed with the Commission.

*** This information is included in EX-13.

(1) The material required by Items 10 through 13 is incorporated by reference to the Company's definitive Proxy Statement which will be filed with the Commission within 120 days of December 31, 1999; however, the "Report of Executive Compensation Committee" and the "Performance Graph" contained therein are not incorporated herein by reference.

PART I

ITEM 1. BUSINESS

     Hibernia Corporation (Company) is a Louisiana business corporation organized in 1972. The Company became a bank holding company in 1973, and, as of December 31, 1999, was the largest publicly traded bank holding company headquartered in Louisiana with assets of $15.3 billion and deposits of $11.9 billion. Hibernia National Bank (Bank), the Company's sole depository institution subsidiary, was chartered as a national banking association in 1933 and can trace its origins back to 1870. Effective January 1, 1999, Hibernia National Bank of Texas (formerly Texarkana National Bank which was chartered as a national banking association in 1887 and acquired by the Company in 1996) was merged with and into the Bank resulting in the Company operating a single depository institution in all of its markets. In addition to the Bank, the Company also owns three nonbank subsidiaries: Hibernia Capital Corporation
(HCC), Zachary Taylor Life Insurance Company (Zachary Taylor) and First National Company of Marshall, Inc. (First National). HCC is a Louisiana business corporation organized in 1995 and licensed as a small business investment company to provide private equity investments to small businesses. Zachary Taylor is a Louisiana business corporation organized in 1952 and licensed as a life insurance company. Zachary Taylor is currently inactive, and the Company has an agreement with the Federal Reserve Bank of Atlanta that it will not permit Zachary Taylor to engage in any business without prior regulatory approval. First National is an inactive subsidiary and holds no assets.

     As of December 31, 1999 the Company operated 250 banking locations in 33 Louisiana parishes and 13 Texas counties and a mortgage loan production and retail brokerage services office in the southwestern part of Mississippi. During 1999 the Company completed a merger with MarTex Bancshares, Inc. in East Texas which was accounted for as a pooling of interests. Additionally in 1999 the Company purchased the assets and assumed the liabilities of the Beaumont branches of Chase Bank of Texas, N.A. These transactions resulted in the addition of $785 million in assets and 13 banking offices. In 1998 the Company completed four mergers, three in Louisiana and one in East Texas, which were accounted for as poolings of interests. The Company completed two mergers with East Texas financial institutions in 1997 which were accounted for as poolings of interests.

     The Company offers a broad array of financial products and services, including retail, small business, commercial, international, mortgage and private banking; leasing; factoring; private equity investments; corporate finance; treasury management; trust and investment management; insurance products; retail brokerage; and alternative investments, including mutual funds and annuities. The Company also performs mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments.

     The Company provides financial risk management products and advisory services to customers. These products are designed to assist customers in managing their exposure in the areas of interest rate and currency risks. The Company offers repurchase agreements, bankers acceptances, Eurodollar deposits, safekeeping of securities, U.S. Government and Government agency obligations, tax-free municipal obligations, reverse repurchase agreements, letters of credit, and collection and foreign exchange transactions.

     The Bank, through its wholly-owned subsidiary, Hibernia Insurance Agency, L.L.C. (HIA), sells, as agent, fixed annuities and life, health, disability, automobile, homeowner, and commercial property and casualty insurance. Through another wholly-owned subsidiary, Hibernia Insurance Agency of Texas, Inc., the Bank also sells, as agent, fixed annuities in Texas. Hibernia Investments, L.L.C. (formerly Hibernia Investment Securities, Inc.), another wholly-owned subsidiary of the Bank, provides retail and discount securities brokerage services. Hibernia Investments, L.L.C. is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

     Information on the Company's various segments is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The reportable operating segments are Commercial Banking, Small Business Banking, Consumer Banking, and Investments and Public Funds. Further segment information is included in Note 24 of Notes to Consolidated Financial Statements in the Company's Annual Report.

     The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves (based on historical loss factors), and an unallocated reserve.

     The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb probable losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan's initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgementally determined, generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, the reserve considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. The results of reviews performed by internal and external examiners are also considered.

     The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios, which are key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. The review of reserve adequacy is performed by executive management and presented to the Board of Directors for its review, consideration, and ratification. See "Reserve and Provision for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for a further discussion of the reserve for loan losses.

COMPETITION

     The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks for deposits, loans, and trust accounts and with savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Louisiana and Texas, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies, insurance agencies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments, insurance and other products and services.

     The Company anticipates that the intensity of competition among financial institutions will be increased when the provisions of the Gramm-Leach-Bliley Act
(GLBA) become fully effective and the regulations implementing the GLBA are issued by the Board of Governors of the Federal Reserve System (FRB). The GLBA permits banks, securities firms, and insurance companies to affiliate under an entity to be known as a "financial holding company" which could then serve its customers' varied financial needs through a single corporate structure. The Company expects to become a financial holding company at such time as the provisions pertaining to such entities become effective in order to take advantage of the opportunities afforded under the GLBA.

SUPERVISION AND REGULATION

     The financial services industry is extensively regulated under both federal and state law. The Company is subject to regulation and examination by the FRB. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). HCC is regulated by the Small Business Administration. Zachary Taylor and HIA are regulated by the Louisiana Department of Insurance. The Texas Department of Insurance performs a similar function with respect to Hibernia Insurance Agency of Texas, Inc., whose activities are currently limited to the sale, as agent, of credit life insurance and fixed annuities in Texas. Hibernia Investments, L.L.C. is regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions, through the Deputy Commissioner of Securities.

     The Company is subject to the Bank Holding Company Act (BHCA), which requires the Company to obtain the prior approval of the FRB to acquire a significant equity interest in any additional banks or bank holding companies. At such time as the provisions of the GLBA become fully effective and the Company becomes a financial holding company, the Company anticipates that it would be eligible to engage in nonbanking activities which are financial in nature by notifying, or in certain cases obtaining the prior approval of, the FRB. Under the GLBA, subsidiaries of financial holding companies engaged in nonbank activities would be supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context. Although the FRB would continue to be the primary "umbrella" regulator of financial holding companies, the GLBA would limit the ability of the FRB to order a financial holding company subsidiary which is regulated by the SEC or a state insurance authority to provide funds or assets to an affiliated depository institution under the FRB's "source of strength" doctrine.

     The Bank is subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991 which expanded the regulatory and enforcement powers of the federal bank regulatory agencies, required that these agencies prescribe standards relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Bank is also subject to a number of consumer protection laws and regulations of general applicability.

     The banking industry is affected by the monetary and fiscal policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U. S. government securities, changes in the discount rate and the federal funds rate (which is the rate banks charge each other for overnight borrowings), and changes in reserve requirements on bank deposits.

LOAN PORTFOLIO

     The amounts and percentages of loans outstanding by type are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                           December 31
------------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                        1999                1998                1997                1996                1995
------------------------------------------------------------------------------------------------------------------------------------
                                             % of                % of                % of                % of                % of
                                 Amount     Total    Amount     Total    Amount     Total    Amount     Total    Amount     Total
------------------------------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural ...........   $ 3,213,764   30%   $ 3,219,516   33%   $ 2,526,628   30%   $ 1,864,371   27%   $ 1,394,465   26%

Real estate - construction ...       155,200    1        178,389    2        119,110    2         91,390    2         51,085    1

Real estate - mortgage .......     4,979,180   46      4,328,788   44      3,880,342   46      3,190,662   46      2,560,770   48

Consumer .....................     1,978,303   18      1,628,714   16      1,506,594   18      1,517,046   22      1,272,250   23

Lease financing ..............       102,677    1         32,869    -         31,031    -         16,162    -              -    -

All other ....................       427,552    4        518,918    5        323,524    4        214,849    3        110,857    2
------------------------------------------------------------------------------------------------------------------------------------
                                 $10,856,676  100%   $ 9,907,194  100%   $ 8,387,229  100%   $ 6,894,480  100%   $ 5,389,427  100%
====================================================================================================================================


SELECTED LOAN MATURITIES

     The following table shows selected categories of loans outstanding as of December 31, 1999, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.

----------------------------------------------------------------------------------------------------------------
                                                                        Maturing
----------------------------------------------------------------------------------------------------------------
                                                                 After One
                                                  Within        But Within           After
($ in thousands)                                One Year        Five Years      Five Years           Total
----------------------------------------------------------------------------------------------------------------
Commercial, financial and
  agricultural ............................   $1,293,919        $1,626,466      $  293,379      $3,213,764

Real estate - construction ................       96,085            46,822          12,293         155,200
----------------------------------------------------------------------------------------------------------------
                                              $1,390,004        $1,673,288      $  305,672      $3,368,964
================================================================================================================

-----------------------------------------------------------------------------------------------
                                                              Interest Sensitivity
-----------------------------------------------------------------------------------------------
                                                            Fixed                Variable
                                                             Rate                    Rate
-----------------------------------------------------------------------------------------------
Due after one but within five years ...........        $  360,821              $1,312,467

Due after five years ..........................           117,214                 188,458
-----------------------------------------------------------------------------------------------
                                                       $  478,035              $1,500,925
===============================================================================================

SUMMARY OF LOAN LOSS EXPERIENCE

     The following is a summary of activity in the reserve for loan losses:

------------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                    1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------
Balance of reserve for
  loan losses
  at beginning of period ..................    $ 130,347       $ 126,557       $ 146,097       $ 167,505       $ 172,958

Addition due to purchase
  transactions ............................        3,035               -             479           6,413             726

Transfer due to securitizations ...........         (182)              -               -               -               -

Loans charged off:
  Commercial, financial,
    and agricultural ......................      (53,427)        (11,262)        (11,420)         (6,137)         (6,287)
  Real estate - construction ..............           (7)           (151)            (50)            (76)            (14)
  Real estate - mortgage ..................       (3,995)         (4,404)         (5,392)         (2,697)         (5,229)
  Consumer ................................      (22,988)        (24,917)        (29,294)        (27,411)        (14,775)
  Lease financings ........................         (172)              -               -               -               -
  All other ...............................       (2,777)           (154)           (261)           (339)            (72)
------------------------------------------------------------------------------------------------------------------------------
    Total loans charged off ...............      (83,366)        (40,888)        (46,417)        (36,660)        (26,377)

Recoveries of loans
  previously charged off:
  Commercial, financial,
    and agricultural ......................        4,154           3,031           3,854           6,915           7,991
  Real estate - construction ..............          292             470             103             138             235
  Real estate - mortgage ..................        6,618           6,542           8,647           5,357           5,873
  Consumer ................................        7,326           7,120          10,118           7,890           5,252
  All other ...............................           48             289             243             426             114
------------------------------------------------------------------------------------------------------------------------------
    Total recoveries ......................       18,438          17,452          22,965          20,726          19,465
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off .....................      (64,928)        (23,436)        (23,452)        (15,934)         (6,912)

 Additions to reserve
  charged to operating
  expense .................................       87,800          27,226           3,433         (11,887)            733
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period ..................    $ 156,072       $ 130,347       $ 126,557       $ 146,097       $ 167,505
==============================================================================================================================
Ratio of net charge-offs
  to average loans outstanding ............         0.62%           0.26%           0.31%           0.26%           0.14%
==============================================================================================================================

ALLOCATION OF RESERVE FOR LOAN LOSSES

     The reserve for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for probable credit losses inherent in the loan portfolio within the categories of loans set forth in the table below. See "Reserve and Provision for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for a discussion of the factors which influence management's judgment in determining the adequacy of the reserve for loan losses.

------------------------------------------------------------------------------------------------------
($ in thousands) ..............         1999         1998         1997         1996         1995
------------------------------------------------------------------------------------------------------
Reserve at end of period:
   Commercial, financial and
      agricultural (1) ........     $ 46,136     $ 27,797     $ 19,024     $ 18,823     $ 33,135
   Real estate - construction..        1,419          952          718          698          675
   Real estate - mortgage .....       21,783       13,709       18,511       22,280       43,506
   Consumer ...................       47,234       50,215       53,464       63,646       36,681
   Unallocated ................       39,500       37,674       34,840       40,650       53,508
------------------------------------------------------------------------------------------------------
                                    $156,072     $130,347     $126,557     $146,097     $167,505
======================================================================================================
----------------
(1) Includes lease financings


MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

     The following table shows large-denomination certificates of deposit as of December 31, 1999 by remaining maturity.

--------------------------------------------------------------------------
($ in thousands)                           Domestic          Foreign
--------------------------------------------------------------------------
3 months or less ..................      $  985,727       $  362,723
Over 3 months through 6 months.....         393,643                -
Over 6 months through 12 months....         512,819                -
Over 12 months through 5 years.....         181,266                -
Over 5 years ......................          12,517                -
--------------------------------------------------------------------------
     Total ........................      $2,085,972       $  362,723
==========================================================================


FORWARD-LOOKING STATEMENTS
     Statements in this Report Form 10-K that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this 10-K. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, asset quality, interest rates, loan demand and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements.

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

     On December 31, 1999 the Company reported miscellaneous property with a net book value of $11,907,000. These properties include $7,710,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $4,197,000 of duplicate or excess bank-owned premises. See "Asset Quality" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report for a further discussion of these properties.

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

     J. HERBERT BOYDSTUN, 54, Chairman of the Southwest Region of the Company and Hibernia National Bank, assumed those responsibilities in 1996. Mr. Boydstun is also responsible for the Company's operations in Southeast Texas. Mr. Boydstun served as Southcentral/Northeast Regional Chairman from 1995 to 1996 and as Northeast Regional Chairman from August 1994 until 1995. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

     E.R. "BO" CAMPBELL, 58, is Vice Chairman of the Board of Directors of the Company and Hibernia National Bank. Mr. Campbell also served on the Board of Directors of Hibernia National Bank of Texas, and as its Chairman during a portion of 1998, until that bank was merged into Hibernia National Bank. Mr. Campbell served as Northern Regional Chairman of the Company and Hibernia National Bank from January 1995 until 1997.

     K. KIRK DOMINGOS III, 58, Senior Executive Vice President/Retail Arena and Technology of the Company and Hibernia National Bank, assumed those responsibilities in September 1997. Mr. Domingos is responsible for the consumer and business banking product lines and various business lines, primarily consumer related. He also has responsibility for certain administrative functions of the Company. Mr. Domingos has been employed by the Company and/or its subsidiaries since August 1975 and assumed the position of Senior Executive Vice President responsible for Support Services in August 1994 and the position of Executive Vice President and Administrative Executive of Hibernia National Bank in August 1991.

     B.D. FLURRY, 58, serves as Chairman of the Northern Region for the Company and Hibernia National Bank, a position he assumed in 1997 and which includes responsibility for the Company's operations in Northeast Texas. Mr. Flurry also served on the Board of Directors of Hibernia National Bank of Texas until that bank was merged into Hibernia National Bank. From January 1995 until 1997, Mr. Flurry served as the president of the Northern Region for the Company and Hibernia National Bank. Mr. Flurry assumed primary responsibility for oversight of the Northeast Texas market at year-end 1996.

     MARSHA M. GASSAN, 47, serves as Senior Executive Vice President and Chief Financial Officer of the Company and Hibernia National Bank, positions which she assumed in April 1996. During 1998 and a portion of 1999, Ms. Gassan also served as Treasurer of the Company and Hibernia National Bank. Prior to April 1996, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to
1994).

     STEPHEN A. HANSEL, 52, serves as President and Chief Executive Officer of the Company and Hibernia National Bank, positions which he assumed in March 1992. Mr. Hansel also serves on the Boards of Directors of the Company and Hibernia National Bank.

     RUSSELL S. HOADLEY, 55, serves as Executive Vice President/Employee and Public Relations for the Company and Hibernia National Bank, a position he assumed in 1994. From the time he joined the Company in July 1993 until his promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company.

     RANDALL E. HOWARD, 52, serves as Chairman of the Southeast Region for the Company and Hibernia National Bank. Mr. Howard has served in that position since February 1998. Prior to that time, from 1987 to February 1998, Mr. Howard served as President and Chief Executive Officer of ArgentBank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into the Company in early 1998.

     SCOTT P. HOWARD, 52, serves as Senior Executive Vice President/Commercial Arena for the Company and Hibernia National Bank and has served in that position since March 1996. From May 1992 until March 1996, Mr. Howard served as Executive Vice President/Corporate and International Banking for Hibernia National Bank.

     RONALD E. SAMFORD, JR., 47, serves as Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company, which positions he has held since November 1992.

     RICHARD G. WRIGHT, 50, serves as Senior Executive Vice President and Chief Credit Officer of the Company, a position which he assumed in March 1996. Mr. Wright is also responsible for credit services, which includes loan operations. From August 1994 until March 1996, Mr. Wright served as Executive Vice President/Credit Policy and Analysis of Hibernia National Bank, and from the time he joined the Company in May 1992 until August 1994, he served as Senior Vice President in the Credit and Asset Quality area of Hibernia National Bank.

Part IV
ITEM 14.  EXHIBITS

 EXHIBIT  DESCRIPTION

    3.1 Exhibit 3.1 to the Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

    3.2 Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

   10.13 Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

   10.14 Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Hibernia Corporation Executive Life Insurance Plan)

   10.16 Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Commission by the Registrant (Registration No. 33-26871) is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

   10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

   10.35 Exhibit A to the Registrant's definitive proxy statement dated March 23, 1993 relating to its 1993 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation)

   10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment Agreement between Stephen A. Hansel and Hibernia Corporation)

   10.38 Employment   Agreement   between   E.R.  "Bo"  Campbell  and   Hibernia
         Corporation

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

   10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996))

   10.44 Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant, as amended to date)

   10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

   13 Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (1999 Annual Report to security holders of Hibernia Corporation).

   21    Subsidiaries of the Registrant

   23    Consent of Independent Auditors

   27    Financial Data Schedule

   99.1 Exhibit 99.1 to the Annual Report on Form 10-K dated May 28, 1999 filed with the Commission is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 1998)

   99.2 Exhibit 99.2 to the Annual Report on Form 10-K dated May 28, 1999 filed with the Commission is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1998)

SIGNATURES

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

                                           HIBERNIA CORPORATION
                                               (Registrant)




                                           /s/ Stephen A. Hansel
                                           Stephen A. Hansel, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.



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