Form 10-Q
period 2000-03-31
HIBERNIA CORP
filed 2000-05-15
CIK 47288

                              HIBERNIA CORPORATION



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000               Commission File Number 1-10294
                  --------------                                      -------


                              HIBERNIA CORPORATION

             (Exact name of registrant as specified in its charter)


          Louisiana                                          72-0724532
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

                Class                            Outstanding at April 30, 2000
   Class A Common Stock, no par value                   159,740,547 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                              March 31       December 31          March 31
Unaudited ($ in thousands)                                                             2000              1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents ..........................................         $    788,993      $    827,699      $    715,518
  Securities available for sale ......................................            2,688,304         2,660,322         2,751,068
  Securities held to maturity (estimated fair value of $278,465 and
      $297,072 at March 31, 2000 and December 31, 1999, respectively)               291,857           300,525                 -
  Mortgage loans held for sale .......................................               71,852            92,704           243,764
  Loans, net of unearned income ......................................           11,326,032        10,856,676        10,148,816
      Reserve for loan losses ........................................             (161,274)         (156,072)         (150,008)
------------------------------------------------------------------------------------------------------------------------------------
          Loans, net .................................................           11,164,758        10,700,604         9,998,808
------------------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ........................................              204,735           205,165           193,489
  Customers' acceptance liability ....................................                  129               108               224
  Other assets .......................................................              531,132           527,052           380,791
------------------------------------------------------------------------------------------------------------------------------------
          Total assets ...............................................         $ 15,741,760      $ 15,314,179      $ 14,283,662
====================================================================================================================================

Liabilities
  Deposits:
      Noninterest-bearing ............................................         $  2,110,021      $  2,085,322      $  1,942,742
      Interest-bearing ...............................................           10,051,173         9,770,581         8,886,111
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits .............................................           12,161,194        11,855,903        10,828,853
------------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings ..............................................            1,168,651         1,102,690         1,137,973
  Liability on acceptances ...........................................                  129               108               224
  Other liabilities ..................................................              173,509           135,114           161,500
  Debt ...............................................................              844,638           844,849           805,480
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities ..........................................           14,348,121        13,938,664        12,934,030
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; Series A issued and outstanding -
       1,860,000, 2,000,000 and 2,000,000 at March 31, 2000,
       December 31, 1999 and March 31, 1999, respectively ............               93,000           100,000           100,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued - 160,338,912, 160,324,729 and 160,097,236 at March 31, 2000,
       December 31, 1999 and March 31, 1999, respectively ............              307,851           307,824           307,387
  Surplus ............................................................              425,331           425,185           423,268
  Retained earnings ..................................................              660,806           631,314           542,837
  Treasury stock at cost: 170,000 shares at March 31, 2000 ...........               (1,641)                -                 -
  Accumulated other comprehensive income .............................              (57,022)          (54,122)           13,891
  Unearned compensation ..............................................              (34,686)          (34,686)          (37,751)
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity .................................            1,393,639         1,375,515         1,349,632
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity .................         $ 15,741,760      $ 15,314,179      $ 14,283,662
====================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Income Statements

Hibernia Corporation and Subsidiaries

Three Months Ended March 31,
Unaudited ($ in thousands, except per-share data)                   2000             1999
-----------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans ......................          $ 233,253        $ 201,940
    Interest on securities available for sale .......             42,049           41,767
    Interest on securities held to maturity .........              4,569                -
    Interest on short-term investments ..............              2,829            3,669
    Interest and fees on mortgage loans held for sale              1,356            3,712
-----------------------------------------------------------------------------------------------
        Total interest income .......................            284,056          251,088
-----------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ............................            109,813           86,031
    Interest on short-term borrowings ...............             13,955           12,845
    Interest on debt ................................             11,970           11,135
-----------------------------------------------------------------------------------------------
        Total interest expense ......................            135,738          110,011
-----------------------------------------------------------------------------------------------
Net interest income .................................            148,318          141,077
    Provision for loan losses .......................             16,250           30,000
-----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .            132,068          111,077
-----------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits .....................             24,077           22,602
    Trust fees ......................................              6,664            4,536
    Retail investment service fees ..................              8,523            5,448
    Mortgage loan origination and servicing fees ....              5,240            4,502
    Other service, collection and exchange charges ..             10,093            8,026
    Other operating income ..........................              3,846            6,062
    Securities gains, net ...........................                 30               41
-----------------------------------------------------------------------------------------------
        Total noninterest income ....................             58,473           51,217
-----------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits ..................             56,285           60,584
    Occupancy expense, net ..........................              8,408            7,869
    Equipment expense ...............................              7,601            9,031
    Data processing expense .........................              8,093            8,066
    Advertising and promotional expense .............              3,767            3,630
    Foreclosed property expense, net ................                 77             (371)
    Amortization of intangibles .....................              6,630            4,525
    Other operating expense .........................             22,200           23,003
-----------------------------------------------------------------------------------------------
        Total noninterest expense ...................            113,061          116,337
-----------------------------------------------------------------------------------------------
Income before income taxes ..........................             77,480           45,957
Income tax expense ..................................             27,349           16,386
-----------------------------------------------------------------------------------------------
Net income ..........................................          $  50,131        $  29,571
===============================================================================================
Net income applicable to common shareholders ........          $  48,406        $  27,846
===============================================================================================
Net income per common share .........................          $    0.31        $    0.18
===============================================================================================
Net income per common share - assuming dilution .....          $    0.31        $    0.18
===============================================================================================
-----------
See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
($ in thousands, except per-share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                                                  Other
                                           Preferred       Common                  Retained   Comprehensive            Comprehensive
                                               Stock        Stock      Surplus     Earnings       Income        Other      Income
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999 ...........  $ 100,000    $ 307,824    $ 425,185    $ 631,314    $ (54,122)   $ (34,686)
Net income ..............................          -            -            -       50,131            -            -    $ 50,131
Unrealized gains (losses) on securities,
   net of reclassification adjustments             -            -            -            -       (2,900)           -      (2,900)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ....................                                                                                $ 47,231
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ....................          -           18           53            -            -            -
   Restricted stock awards ..............          -            9           37            -            -            -
Cash dividends declared:
   Preferred ($.8625 per share) .........          -            -            -       (1,725)           -            -
   Common ($.12 per share) ..............          -            -            -      (18,914)           -            -
Acquisition of treasury stock ...........          -            -            -            -            -       (1,641)
Redemption of preferred stock ...........     (7,000)           -          131            -            -            -
Other ...................................          -            -          (75)           -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000 ..............  $  93,000    $ 307,8510   $ 425,331    $ 660,806    $ (57,022)   $ (36,327)
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                                                  Other
                                           Preferred       Common                  Retained   Comprehensive            Comprehensive
                                               Stock        Stock      Surplus     Earnings       Income        Other      Income
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998 ...........  $ 100,000    $ 306,913    $ 416,269    $ 531,233    $  27,938    $ (37,751)
Net income ..............................          -            -            -       29,571            -            -    $ 29,571
Unrealized gains (losses) on securities,
   net of reclassification adjustments             -            -            -            -      (14,047)           -     (14,047)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ....................                                                                                $ 15,524
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ....................          -          468        1,632            -            -            -
   Restricted stock awards ..............          -            6           43            -            -            -
   By pooled companies prior to merger             -            -        5,387            -            -            -
Cash dividends declared:
   Preferred ($.8625 per share) .........          -            -            -       (1,725)           -            -
   Common ($.105 per share) .............          -            -            -      (16,115)           -            -
   By pooled companies prior to merger             -            -            -         (127)           -            -
Other ...................................          -            -          (63)           -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999 ..............  $ 100,000    $ 307,387    $ 423,268    $ 542,837    $  13,891    $ (37,751)
====================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands)                                                           2000               1999
------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income ............................................................       $  50,131          $  29,571
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses ......................................          16,250             30,000
         Amortization of intangibles and deferred charges ...............           6,603              4,475
         Depreciation and amortization ..................................           6,797              8,146
         Non-cash compensation expense ..................................               -              4,385
         Premium amortization, net of discount accretion ................            (124)             1,832
         Realized securities gains, net .................................             (30)               (41)
         Gains on sales of assets, net ..................................            (700)              (747)
         Provision for losses on foreclosed and other assets ............             187                166
         Decrease in mortgage loans held for sale .......................          20,852             37,670
         Increase in deferred income tax asset ..........................            (267)            (1,597)
         Increase in interest receivable and other assets ...............          (8,375)            (2,559)
         Increase in interest payable and other liabilities .............          38,618              9,581
------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................         129,942            120,882
------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................        (281,083)          (153,648)
  Proceeds from maturities of securities available for sale .............         228,036            119,805
  Proceeds from maturities of securities held to maturity ...............           8,665                  -
  Proceeds from sales of securities available for sale ..................          20,760             21,080
  Net increase in loans .................................................        (281,603)          (224,666)
  Proceeds from sales of loans ..........................................           1,334              1,186
  Purchases of loans ....................................................        (201,528)           (28,733)
  Purchases of premises, equipment and other assets .....................          (8,507)           (12,298)
  Proceeds from sales of foreclosed assets and excess bank-owned property           2,469              2,371
  Proceeds from sales of premises, equipment and other assets ...........             846                123
------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................        (510,611)          (274,780)
------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in deposits ...................................         305,291            (63,720)
  Net increase in short-term borrowings .................................          65,961              3,837
  Payments on debt ......................................................            (211)              (857)
  Proceeds from issuance of common stock ................................              71              3,102
  Dividends paid ........................................................         (20,639)           (17,967)
  Redemption of preferred shares ........................................          (6,869)                 -
  Acquisition of treasury stock .........................................          (1,641)                 -
------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities .................         341,963            (75,605)
------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................         (38,706)          (229,503)
Cash and cash equivalents at beginning of period ........................         827,699            945,021
------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................       $ 788,993          $ 715,518
==================================================================================================================
--------------
See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited

Note 1
Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2
Merger Agreements

     On April 1, 2000 Hibernia Corporation (the Company) purchased Southcoast Capital, L.L.C. (Southcoast). Southcoast is a full-service investment banking firm providing corporate finance, equity research, institutional equity sales and trading services. Under the purchase method of accounting, the assets and liabilities of Southcoast were adjusted to their estimated fair value as of the purchase date and their financial results will be included from the date of consummation of the merger. The excess of cost over the fair value of net assets acquired was approximately $4.6 million and is being amortized on a straight-line basis over 20 years.

     Hibernia National Bank has signed a definitive agreement with Compass Bank to purchase three East Texas banking offices. The purchase price will be based on deposits at closing along with the market value of the three branches. In addition to acquiring all deposits and related buildings of the banking offices, Hibernia is purchasing selected loans. This purchase transaction is expected to be completed in the second quarter of 2000.

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

     The following tables summarize the option activity in the plans during the first quarter of 2000. During 1997, the 1987 Stock Option Plan was terminated; therefore, at March 31, 2000 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.

=============================================================================================================
                                                                                               Weighted
                                                                                                Average
                                              Incentive  Non-Qualified          Total    Exercise Price

1987 Stock Option Plan:
Outstanding, December 31, 1999 .....             43,913      1,083,512      1,127,425         $    6.10
-------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 2000 ........             43,913      1,083,512      1,127,425         $    6.10
=============================================================================================================
Exercisable, March 31, 2000 ........             43,913      1,083,512      1,127,425         $    6.10
=============================================================================================================

Long-Term Incentive Plan:
Outstanding, December 31, 1999 .....             12,598      8,809,474      8,822,072         $   13.09
Granted ............................                  -      2,773,085      2,773,085              9.97
Canceled ...........................                  -        (35,049)       (35,049)            15.81
Exercised ..........................                  -        (10,049)       (10,049)             7.73
-------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 2000 ........             12,598     11,537,461     11,550,059         $   12.34
=============================================================================================================
Exercisable, March 31, 2000 ........             12,598      5,354,801      5,367,399         $   11.00
=============================================================================================================
Available for grant, March 31, 2000                                           831,746
=============================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, December 31, 1999 .....                  -        370,000        370,000         $   12.49
-------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 2000 ........                  -        370,000        370,000         $   12.49
=============================================================================================================
Exercisable, March 31, 2000 ........                  -        198,750        198,750         $    9.71
=============================================================================================================
Available for grant, March 31, 2000                                           502,500
=============================================================================================================

     In addition to the above option activity in the plans, 3,500 shares of restricted stock were awarded under the Long-Term Incentive Plan during the first quarter of 2000.


Note 4

Net Income Per Common Share

     The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

======================================================================================================
($ in thousands, except per-share data)                             Three Months Ended March 31
------------------------------------------------------------------------------------------------------
                                                                         2000           1999
------------------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................              $     50,131   $     29,571
    Preferred stock dividends .....................                     1,725          1,725
------------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....                    48,406         27,846
    Effect of dilutive securities .................                         -              -
------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................              $     48,406   $     27,846
------------------------------------------------------------------------------------------------------

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)               157,511,645    156,951,925
    Effect of dilutive securities:
        Stock options .............................                   630,027      1,920,105
        Restricted stock awards ...................                    96,175         80,000
------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................               158,237,847    158,952,030
------------------------------------------------------------------------------------------------------
Net income per common share .......................              $       0.31   $       0.18
======================================================================================================
Net income per common share - assuming dilution ...              $       0.31   $       0.18
======================================================================================================

     The weighted average shares outstanding exclude average common shares held by the Company's Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,722,004 and 3,001,756 for the three months ended March 31, 2000 and 1999, respectively. The common shares issued in all mergers accounted for as poolings of interests consummated in 1999 are considered to be outstanding as of January 1, 1999, the beginning of the earliest period presented.

     Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended March 31, 2000 and 1999 there were 9,541,411 antidilutive options outstanding with exercise prices ranging from $9.91 to $21.72 per option, and 4,105,509 antidilutive options outstanding with exercise prices ranging from $16.09 to $21.72 per option, respectively.


Note 5
Segment Information

     The Company's segment information is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with that described in the December 31, 1999 Annual Report. There are no significant intersegment revenues.

     The following table presents selected financial information for each segment.

====================================================================================================================================
                                                            Small                    Investments
                                        Commercial       Business        Consumer     and Public                         Segment
 ($ in thousands)                          Banking        Banking         Banking       Funds              Other          Total
====================================================================================================================================
Three months ended March 31, 2000
Average loans ....................    $  3,696,500   $  2,325,100    $  4,916,400   $      1,100    $     34,400    $ 10,973,500
Average assets ...................    $  3,756,400   $  2,377,300    $  8,001,700   $  3,078,900    $    612,300    $ 17,826,600
Average deposits .................    $    967,200   $  1,657,900    $  7,002,100   $  1,942,400    $     (8,700)   $ 11,560,900

Net interest income ..............    $     31,570   $     37,155    $     73,503   $     13,101    $     (5,843)   $    149,486
Noninterest income ...............    $      7,887   $      6,209    $     46,957   $        423    $        109    $     61,585
Net income .......................    $      9,576   $     10,800    $     25,722   $      7,096    $     (1,968)   $     51,226
====================================================================================================================================

Three months ended March 31, 1999
Average loans ....................    $  3,888,100   $  1,962,500    $  4,104,300   $      2,400    $     41,000    $  9,998,300
Average assets ...................    $  4,066,000   $  2,061,700    $  6,715,200   $  4,127,800    $    521,500    $ 17,492,200
Average deposits .................    $    791,500   $  1,365,800    $  6,346,400   $  1,912,600    $     54,500    $ 10,470,800

Net interest income ..............    $     31,889   $     32,157    $     62,181   $     20,701    $     (4,745)   $    142,183
Noninterest income ...............    $      8,329   $      4,736    $     39,015   $        228    $       (422)   $     51,886
Net income .......................    $      8,861   $      3,838    $      5,658   $     12,178    $       (734)   $     29,801
====================================================================================================================================

     The following is a reconciliation of segment totals to consolidated totals.

====================================================================================================================================
                                           Average        Average         Average      Net Interest     Noninterest
($ in thousands)                             Loans         Assets        Deposits         Income          Income      Net Income
====================================================================================================================================
Three months ended March 31, 2000
Segment total .....................   $ 10,973,500   $ 17,826,600    $ 11,560,900   $    149,486    $     61,585    $     51,226
  Excess funds invested ...........              -     (2,831,100)              -              -               -               -
  Reclassification of cash items
    in process of collection ......              -        314,900         314,900              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans ..............              -              -               -         (1,168)              -            (759)
  Mortgage servicing rights .......              -        (21,300)              -              -          (3,112)         (1,466)
  Income tax expense ..............              -              -               -              -               -           1,130
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ................   $ 10,973,500   $ 15,289,100    $ 11,875,800   $    148,318    $     58,473    $     50,131
====================================================================================================================================

Three months ended March 31, 1999
Segment total .....................   $  9,998,300   $ 17,492,200    $ 10,470,800   $    142,183    $     51,886    $     29,801
  Excess funds invested ...........              -     (3,513,400)              -              -               -               -
  Reclassification of cash items
    in process of collection ......              -        297,100         297,100              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans ..............              -              -               -         (1,106)              -            (719)
  Mortgage servicing rights .......              -        (16,700)              -              -            (669)             18
  Income tax expense ..............              -              -               -              -               -             471
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ................   $  9,998,300   $ 14,259,200    $ 10,767,900   $    141,077    $     51,217    $     29,571
====================================================================================================================================

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                    March 31          December 31             March 31
($ in thousands, except per-share data)                                 2000                 1999                 1999
----------------------------------------------------------------------------------------------------------------------------
Interest income .......................................          $   284,056          $   277,144          $   251,088
Interest expense ......................................              135,738              127,929              110,011
----------------------------------------------------------------------------------------------------------------------------
Net interest income ...................................              148,318              149,215              141,077
Provision for loan losses .............................               16,250               17,100               30,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses .........................              132,068              132,115              111,077
----------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income .................................               58,443               54,996               51,176
   Securities gains, net .....................                            30                   24                   41
----------------------------------------------------------------------------------------------------------------------------
Noninterest income ....................................               58,473               55,020               51,217
Noninterest expense ...................................              113,061              112,175              116,337
----------------------------------------------------------------------------------------------------------------------------
Income before taxes ...................................               77,480               74,960               45,957
Income tax expense ....................................               27,349               26,249               16,386
----------------------------------------------------------------------------------------------------------------------------
Net income ............................................          $    50,131          $    48,711          $    29,571
----------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ..........          $    48,406          $    46,986          $    27,846
============================================================================================================================
Per common share information:
   Net income .........................................          $      0.31          $      0.30          $      0.18
   Net income - assuming dilution .....................          $      0.31          $      0.30          $      0.18
   Cash dividends declared ............................          $      0.12          $      0.12          $     0.105
Average shares outstanding (000s) .....................              157,512              157,513              156,952
Average shares outstanding - assuming dilution (000s) .              158,238              158,741              158,952
Dividend payout ratio .................................                38.71%               40.00%               58.33%
============================================================================================================================
Selected quarter-end balances (in millions)
Loans .................................................          $  11,326.0          $  10,856.7          $  10,148.8
Deposits ..............................................             12,161.2             11,855.9             10,828.9
Debt ..................................................                844.6                844.8                805.5
Equity ................................................              1,393.7              1,375.5              1,349.6
Total assets ..........................................             15,741.8             15,314.2             14,283.7
============================================================================================================================
Selected average balances (in millions)
Loans .................................................          $  10,973.5          $  10,879.0          $   9,998.3
Deposits ..............................................             11,875.8             11,554.2             10,767.9
Debt ..................................................                844.7                934.0                806.0
Equity ................................................              1,383.1              1,372.3              1,356.6
Total assets ..........................................             15,289.1             15,022.0             14,259.2
============================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent) ..............                 4.27%                4.34%                4.35%
Return on assets ......................................                 1.31%                1.30%                0.83%
Return on common equity ...............................                15.08%               14.77%                8.86%
Return on total equity ................................                14.50%               14.20%                8.72%
Efficiency ratio ......................................                53.99%               54.21%               59.64%
Average equity/average assets .........................                 9.05%                9.14%                9.51%
Tier 1 risk-based capital ratio .......................                10.15%               10.21%               10.82%
Total risk-based capital ratio ........................                11.40%               11.46%               12.07%
Leverage ratio ........................................                 8.12%                8.11%                8.43%
============================================================================================================================
Cash-basis financial data (2)
Net income applicable to common shareholders ..........          $    52,329          $    50,984          $    30,489
Net income per common share ...........................          $      0.33          $      0.32          $      0.19
Net income per common share - assuming dilution .......          $      0.33          $      0.32          $      0.19
Return on assets ......................................                 1.43%                1.42%                0.91%
Return on common equity ...............................                19.14%               18.92%               10.98%
Efficiency ratio ......................................                51.62%               51.76%               58.14%
Average equity/average assets .........................                 7.90%                7.94%                8.58%
============================================================================================================================
---------------
     (1) All financial  information has been restated for mergers  accounted for as  poolings of  interests.  The  effects of mergers  accounted  for as purchase transactions have been included from the date of consummation.
         Prior periods have been conformed to current-period  presentation.
     (2) Excluding amortization and balances of  purchase accounting intangibles net of applicable taxes.

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

FIRST-QUARTER 2000 HIGHLIGHTS


     Hibernia Corporation's first-quarter 2000 results reflected record earnings and revenues.


o Net income for the first quarter of 2000 totaled $50.1 million ($.31 per common share), up 70% compared to $29.6 million ($.18 per common share) for the first quarter of 1999. Cash-basis net income per common share was $.33 in the first quarter of 2000 compared to $.19 in the first quarter of 1999.

o Net income for the first quarter of 2000, excluding merger-related expenses, was $50.2 million ($.31 per common share), up 43% compared to $35.2 million ($.21 per common share) for the first quarter of 1999. Merger-related expenses net of income tax totaled $0.1 million and $5.6 million for the first quarter of 2000 and 1999, respectively.

o Pre-tax, pre-provision earnings were $93.7 million, a 23% increase from the first quarter 1999 level of $76.0 million. The first quarter of 2000 included a provision for loan losses totaling $16.3 million compared to $30.0 million for the first quarter of 1999.

o On a taxable-equivalent basis excluding securities transactions, revenues for the first quarter of 2000 totaled $209.4 million, a $14.3 million (7%) increase from the first quarter 1999 level of $195.1 million. Noninterest income (excluding securities transactions) increased $7.3 million (14%) to $58.4 million for the first quarter of 2000 compared to the first quarter of 1999.

o Total assets grew $1.5 billion (10%) to $15.7 billion at March 31, 2000 compared to March 31, 1999. Shareholders' equity increased $44.0 million (3%) to $1.4 billion at March 31, 2000 compared to March 31, 1999. Book value per common share increased $.31 (4%) to $8.26 at March 31, 2000 compared to March 31, 1999.

o Total loans grew $1.2 billion (12%) from March 31, 1999 to $11.3 billion at March 31, 2000. Consumer loans grew $1.2 billion (30%) to $5.2 billion, small business loans increased $241.8 million (12%) to $2.3 billion and commercial loans decreased $258.1 million (6%) to $3.8 billion. Commercial loans decreased as management implemented new policies designed to better manage and diversify risk of the portfolio.

o Delinquencies as a percentage of total loans at March 31, 2000 were 0.39%, down from 0.48% at March 31, 1999. Commercial, small business and consumer loan delinquencies were 0.11%, 0.42% and 0.58%, respectively, at March 31, 2000, compared to 0.20%, 0.68% and 0.66%, respectively, at March 31, 1999.

o Total deposits grew $1.3 billion (12%) from March 31, 1999 to $12.2 billion at March 31, 2000.

o In March 2000, Hibernia became one of the first U.S. bank holding companies to become a "financial holding company" as a result of the Gramm-Leach-Bliley Act. This reclassification will allow Hibernia to offer a broader range of products and services, thus creating new opportunities for the Company to add or enhance its lines of business.

o In April 2000, Hibernia's Board of Directors declared a quarterly cash dividend of 12 cents per common share, a 14% increase from 10.5 cents per common share declared in April 1999. In addition, the Board of Directors authorized a buyback of up to 7.5 million common shares over the next 12 months.


MERGER ACTIVITY

     On April 1, 2000, the Company consummated the purchase of Southcoast Capital, L.L.C. (Southcoast), a full-service investment banking firm providing corporate finance, equity research, institutional equity sales and trading services. In accordance with the purchase method of accounting, Southcoast's financial results will be included from the date of the consummation of the merger. In the first quarter of 1999, the Company completed a merger with one East Texas financial institution which was accounted for as a pooling of interests. All prior-period information has been restated to reflect the effect of this merger. In the second quarter of 1999, the Company purchased the assets and assumed the liabilities of the Beaumont branches of Chase Bank of Texas, N.A. (the "Beaumont transaction"). At the date of purchase the four Beaumont branches located in Jefferson County, Texas had $172 million in loans, $465 million in deposits and over $1.4 billion in assets held in trust accounts. Because the Beaumont transaction was accounted for as a purchase, the results of operations of the Beaumont branches are included with those of Hibernia from the transaction consummation date.

     Measures of financial performance subsequent to purchase transactions are more relevant when comparing "cash-basis" results (i.e., before amortization of purchase accounting intangibles), because they are more indicative of cash flows, and thus the Company's ability to support growth and pay dividends. The cash-basis measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on page 12.

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchases are referred to as the "purchased companies."

     During the first quarter of 2000, Hibernia announced the signing of an agreement to purchase three East Texas banking offices from Compass Bank. The purchase price will be based upon deposits at closing along with the market value of the three banking offices, which will be appraised in the second quarter of 2000. In addition to acquiring all deposits and related buildings of the banking offices, Hibernia is purchasing selected loans. At March 31, 2000 the three Compass banking offices had approximately $42.6 million in loans and $118.8 million in deposits. Upon completion of this transaction, Hibernia would have approximately $15.8 billion in assets and 255 banking locations in 34 Louisiana parishes and 15 Texas counties.


FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $14.2 billion in the first quarter of 2000, a $849.8 million (6%) increase from the first-quarter 1999 average of $13.3 billion. The increase in average earning assets was primarily due to loan growth in the consumer and small business portfolios, primarily as a result of the Company's continued emphasis on real estate secured loans and an increase in indirect lending. Hibernia has funded the loan growth through increases in deposits and borrowed funds.

     Loans. Average loans for the first quarter of 2000 of $11.0 billion were up $94.5 million (1%) from the fourth quarter of 1999 and up $975.2 million (10%) compared to the first quarter of 1999. Excluding the effect of the Beaumont transaction, average loans increased approximately 8% for the first quarter of 2000 compared to the first quarter of 1999.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at March 31, 2000, December 31, 1999 and March 31, 1999. Total loans increased $469.3 million (4%) during the first quarter of 2000 compared to December 31, 1999.

====================================================================================================================
TABLE 1 - COMPOSITION OF LOAN PORTFOLIO
====================================================================================================================
                                             March 31, 2000          December 31, 1999         March 31, 1999
--------------------------------------------------------------------------------------------------------------------
($ in millions)                              Loans   Percent          Loans   Percent          Loans   Percent
====================================================================================================================
Commercial:
  Commercial and industrial .......    $   1,476.8    13.0 %    $   1,501.0    13.8 %    $   1,431.6    14.1 %
  Services industry ...............          905.2     8.0            955.4     8.8          1,064.2    10.5
  Real estate .....................          494.3     4.4            434.2     4.0            508.0     5.0
  Health care .....................          329.6     2.9            298.1     2.7            318.3     3.1
  Transportation,  communications..
     and utilities ................          244.6     2.2            228.6     2.1            210.3     2.1
  Energy ..........................          240.8     2.1            192.6     1.8            425.0     4.2
  Other ...........................           65.8     0.6             83.4     0.8             57.8     0.6
--------------------------------------------------------------------------------------------------------------------
     Total commercial .............        3,757.1    33.2          3,693.3    34.0          4,015.2    39.6
--------------------------------------------------------------------------------------------------------------------
Small Business:
  Commercial and industrial .......          763.1     6.7            823.4     7.6            738.4     7.3
  Services industry ...............          556.8     4.9            539.6     5.0            473.9     4.6
  Real estate .....................          372.5     3.3            340.2     3.1            295.9     2.9
  Health care .....................          142.9     1.3            150.8     1.4            115.2     1.1
  Transportation,  communications..
     and utilities ................           94.3     0.8             91.9     0.9             80.7     0.8
  Energy ..........................           33.3     0.3             43.7     0.4             37.3     0.4
  Other ...........................          373.5     3.3            372.3     3.4            353.2     3.5
--------------------------------------------------------------------------------------------------------------------
     Total small business .........        2,336.4    20.6          2,361.9    21.8          2,094.6    20.6
--------------------------------------------------------------------------------------------------------------------
Consumer:
  Residential mortgages:
     First mortgages ..............        2,520.4    22.3          2,263.4    20.8          1,997.7    19.7
     Junior liens .................          303.4     2.7            282.1     2.6            199.2     2.0
  Indirect ........................        1,433.0    12.6          1,277.3    11.8            907.5     8.9
  Revolving credit ................          379.3     3.3            374.2     3.4            328.0     3.2
  Other ...........................          596.4     5.3            604.5     5.6            606.6     6.0
--------------------------------------------------------------------------------------------------------------------
     Total consumer ...............        5,232.5    46.2          4,801.5    44.2          4,039.0    39.8
====================================================================================================================
Total loans .......................    $  11,326.0   100.0 %    $  10,856.7   100.0 %    $  10,148.8   100.0 %
====================================================================================================================

     Consumer loans increased $431.0 million (9%) and $1.2 billion (30%) compared to December 31, 1999 and March 31, 1999, respectively. The consumer portfolio growth was spread among residential mortgages and indirect loans.

     Small business loans decreased $25.5 million (1%) compared to December 31, 1999 and increased $241.8 million (12%) compared to March 31, 1999. The small business portfolio has recently been impacted by competitive pressures and a slowing of loan activity in this industry segment. The increase in small business loans from March 31, 1999 was primarily focused in the services and real estate industry categories.

     Commercial loans increased $63.8 million (2%) compared to December 31, 1999 and decreased $258.1 million (6%) compared to March 31, 1999. The decrease in commercial loans from March 31, 1999 was the result of the implementation of new policies designed to better manage and diversify the risk of the portfolio.

     Although the overall economy continues to expand, the energy industry experienced a decline in 1998 and early 1999 as oil prices decreased worldwide. While oil prices have rebounded in recent months, the recovery in this industry may be delayed due to uncertainties with respect to future price trends. The Company's experienced energy/maritime management team reviews the energy portfolio for potential adverse developments and proactively manages Hibernia's exposure to risk. As a result of these efforts, the Company's energy portfolio has been reduced from levels experienced in early 1999. However, the Company remains active in the energy industry on a selective basis, and the energy portion of the loan portfolio represents 2.4% of total loans as of March 31, 2000.

     During 1999, Hibernia securitized $512.6 million of its residential first mortgages through the Federal National Mortgage Association (FNMA), of which $210.0 million was securitized during the second quarter of 1999 and $302.6 million was securitized during the fourth quarter of 1999. These portions of the consumer portfolio were securitized with recourse provisions, and reserves have been established to cover estimated losses. These transactions affect the categorization of individual line items on the balance sheet by reducing mortgage loans and increasing securities and related recourse reserves.


     Securities Available for Sale. Average securities available for sale decreased $155.4 million (6%) in the first quarter of 2000 compared to the first quarter of 1999. The decrease was primarily the result of the change in unrealized securities gains (losses) reflecting the current interest rate environment. Securities primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public fund deposits.

     Securities Held to Maturity. Average securities held to maturity in the first quarter of 2000 totaled $297.3 million. The increase from the first quarter of 1999 was a result of the securitization of $302.6 million of residential first mortgages in the fourth quarter of 1999.

     Short-Term Investments. Average short-term investments, primarily federal funds sold and securities purchased under agreements to resell (reverse repurchase agreements), for the three months ended March 31, 2000 totaled $196.6 million, down $104.0 million (35%) compared to $300.6 million in the first quarter of 1999. The decrease in short-term investments is primarily due to a reduction in reverse repurchase agreements. This reduction is the result of the securitization of residential first mortgages previously discussed which generated collateral required for certain deposits, thus reducing the need for reverse repurchase agreements.

     Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the first quarter of 2000 decreased $163.3 million (69%) compared to the same period in 1999. As a result of changes in the interest rate environment, the Company experienced an increase in the level of adjustable-rate mortgages funded and retained. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.


ASSET QUALITY

     Several key measures are used to evaluate and monitor the Company's asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property, in addition to their related ratios.

     Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total delinquencies decreased $4.3 million (9%) from March 31, 1999 and decreased $5.0 million (10%) from December 31, 1999. Accruing loans past due 90 days or more were $6.3 million at March 31, 2000 compared to $7.1 million at March 31, 1999 and $6.0 million at December 31, 1999.

====================================================================================================================
TABLE 2 - LOAN DELINQUENCIES
====================================================================================================================
                                                      March 31    Dec. 31     Sept. 30    June 30     March 31
($ in millions) ............................            2000        1999        1999        1999        1999
--------------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ..........................         $  38.3     $  43.6     $  72.6     $  51.3     $  41.8
    90 days or more ........................             6.3         6.0         7.3        35.8         7.1
--------------------------------------------------------------------------------------------------------------------
        Total delinquencies ................         $  44.6     $  49.6     $  79.9     $  87.1     $  48.9
====================================================================================================================
Total delinquencies as a percentage of loans
    Commercial .............................            0.11 %      0.15 %      0.92 %      1.11 %      0.20 %
    Small business .........................            0.42 %      0.34 %      0.37 %      0.47 %      0.68 %
    Consumer ...............................            0.58 %      0.75 %      0.76 %      0.76 %      0.66 %
    Total loans ............................            0.39 %      0.46 %      0.73 %      0.83 %      0.48 %
====================================================================================================================

     Delinquencies as a percentage of total loans at March 31, 2000 were 0.39%, down from 0.48% a year ago and down from 0.46% at December 31, 1999. The improvement in small business delinquencies from the first quarter of 1999 is the result of continued enhancements in the underwriting, portfolio management and collection processes. The improvement in consumer delinquencies from the prior quarter is primarily due to seasonal declines as well as a continued strong focus on the collection process.

     Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $77.4 million at March 31, 2000, up from $63.5 million at March 31, 1999 and up slightly from $76.5 million at December 31, 1999. The change from the first quarter of 1999 was primarily driven by nonaccrual loans in the commercial loan portfolio, which increased to $51.2 million from $42.1 million as a result of the deterioration of two large credits in the health care and death care industries during the latter part of 1999. This increase was partially offset by sales, payments and charge-offs of large commercial credits in 1999. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

     Foreclosed assets totaled $7.2 million at March 31, 2000, down $2.1 million (22%) from a year earlier, and down $0.5 million (7%) from December 31, 1999. Excess bank-owned property at March 31, 2000 was up $0.3 million (7%) from March 31, 1999, and down $0.3 million (7%) from December 31, 1999.

     Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At March 31, 2000 the Company's nonperforming asset ratio was 0.78% compared to 0.75% at March 31, 1999 and 0.81% at December 31, 1999.

     The composition of nonperforming loans, foreclosed assets (assets to which title has been assumed in satisfaction of debt) and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

=======================================================================================================================
TABLE 3 - NONPERFORMING ASSETS
=======================================================================================================================
                                               March 31       Dec. 31      Sept. 30       June 30      March 31
($ in thousands) ........................          2000          1999          1999          1999          1999
-----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
    Commercial ..........................     $  51,187     $  51,620     $  35,906     $  63,425     $  42,120
    Small business ......................        19,325        18,329        19,061        19,039        16,613
    Consumer ............................         6,928         6,512         6,991         4,203         4,721
    Restructured loans                                -             -             -             -             -
-----------------------------------------------------------------------------------------------------------------------
        Total nonperforming loans .......        77,440        76,461        61,958        86,667        63,454
-----------------------------------------------------------------------------------------------------------------------
Foreclosed assets .......................         7,186         7,710         9,944         9,311         9,268
Excess bank-owned property ..............         3,887         4,197         4,127         4,559         3,622
-----------------------------------------------------------------------------------------------------------------------
        Total nonperforming assets ......     $  88,513     $  88,368     $  76,029     $ 100,537     $  76,344
=======================================================================================================================
Reserve for loan losses .................     $ 161,274     $ 156,072     $ 156,282     $ 150,805     $ 150,008
Nonperforming loan ratio:
    Commercial loans ....................          1.36 %        1.40 %        0.95 %        1.59 %        1.05 %
    Small business loans ................          0.83 %        0.78 %        0.81 %        0.82 %        0.79 %
    Consumer loans ......................          0.13 %        0.14 %        0.15 %        0.10 %        0.12 %
    Total loans .........................          0.68 %        0.70 %        0.57 %        0.83 %        0.63 %
Nonperforming asset ratio ...............          0.78 %        0.81 %        0.70 %        0.96 %        0.75 %
Reserve for loan losses as a
    percentage of nonperforming loans ...        208.26 %      204.12 %      252.24 %      174.01 %      236.40 %
=======================================================================================================================

     At March 31, 2000 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $70.5 million. The related portion of the reserve for loan losses was $22.7 million. The comparable amounts at March 31, 1999 were $59.0 million and $24.5 million, respectively. These loans are included in nonaccrual loans in Table 3.

     Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $11.3 million were added to nonperforming loans during the first quarter of 2000. Payments and sales resulted in a $4.6 million reduction in nonperforming loans while $0.4 million of loans were returned to performing status. Charge-offs further reduced nonperforming loans in the first quarter of 2000 by $4.0 million. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

===============================================================================================================
TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY
===============================================================================================================
                                     2000                                   1999
---------------------------------------------------------------------------------------------------------------
                                     First          Fourth         Third          Second         First
($ in thousands) .............       Quarter        Quarter        Quarter        Quarter        Quarter
---------------------------------------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period ...     $  76,461      $  61,958      $  86,667      $  63,454      $  40,940
Additions ....................        11,329         32,296         24,309         43,804         42,428
Charge-offs, gross ...........        (3,998)       (10,347)       (16,195)        (9,974)        (7,662)
Transfer to OREO .............        (1,355)        (2,489)        (1,623)          (801)          (243)
Returns to performing status .          (420)          (869)        (5,064)          (509)          (219)
Payments and sales ...........        (4,577)        (4,088)       (26,136)        (9,307)       (11,790)
---------------------------------------------------------------------------------------------------------------
Nonperforming loans
    at end of period .........     $  77,440      $  76,461      $  61,958      $  86,667      $  63,454
===============================================================================================================

     In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming totaled $67.6 million at March 31, 2000, an increase of $4.9 million (8%) from December 31, 1999 and a decrease of $28.9 million (30%) from March 31, 1999.


RESERVE AND PROVISION FOR LOAN LOSSES

     The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the loan portfolio in light of current economic conditions and market trends. The Company recorded a $16.3 million provision for loan losses in the first quarter of 2000 compared to $30.0 million in the first quarter of 1999. The higher provision for the first quarter of 1999 was primarily due to the addition to nonperforming status of one large commercial loan to a customer that filed for bankruptcy protection in March 1999 which was subsequently sold at a discount. The provision for loan losses for the first quarter of 2000 exceeded net charge-offs by $5.2 million.

     Net charge-offs totaled $11.0 million in the first quarter of 2000 compared to $10.3 million in the first quarter of 1999. As a percentage of average loans, annualized net charge-offs were 0.40% in the first quarter of 2000 compared to 0.41% in the first quarter of 1999 and 0.63% in the fourth quarter of 1999. Commercial net charge-offs declined to $2.6 million in the first quarter of 2000, down from $9.0 million in the fourth quarter of 1999 and $4.4 million in the first quarter of 1999. Net charge-offs in the small business portfolio increased to $3.0 million in the first quarter of 2000, up from $2.4 million in the fourth quarter of 1999 and $2.0 million in the first quarter of 1999. Consumer net charge-offs declined to $5.4 million in the first quarter of 2000, down from $5.8 million in the prior quarter. Consumer net charge-offs in the first quarter of 2000 were up from $4.0 million a year ago, primarily as a result of the growth in the portfolio.

     The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves (based on historical loss factors) and an unallocated reserve.

     The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan's initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changes in risk ratings and specific reserve allocations. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, the reserve considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. The results of reviews performed by internal and external examiners are also considered.

     The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios, which are key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. The review of reserve adequacy is performed by executive management and presented to the Board of Directors for its review, consideration and ratification.

     There were no significant changes in the composition of the loan portfolio from the first quarter of 1999 except for the previously discussed decrease in the commercial portfolio and increases in the small business and consumer portfolios, particularly in residential mortgages and indirect loans. The Company continued to focus on managing its problem loan exposure in the first quarter of 2000. The reserve coverage of total loans was virtually unchanged for the first quarter of 2000 in view of the risk profile of the portfolio as indicated by the Company's internal risk rating system at the end of the quarter and based on consistent application of our reserve methodology.

     Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

===========================================================================================================================
TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY
===========================================================================================================================
                                                 2000                                   1999
-------------------------------------------------------------------------------------------------------------------------
                                               First          Fourth         Third          Second         First
($ in thousands)                               Quarter        Quarter        Quarter        Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period .........     $ 156,072      $ 156,282      $ 150,805      $ 150,008      $ 130,347
Loans charged off:
    Commercial .........................        (2,826)        (9,402)       (19,221)       (10,390)        (7,182)
    Small business .....................        (3,947)        (3,432)        (2,803)        (2,916)        (2,983)
    Consumer ...........................        (7,198)        (7,440)        (5,906)        (5,524)        (6,167)
Recoveries:
    Commercial .........................           204            426          1,367            682          2,828
    Small business .....................           951          1,074          1,790            970          1,000
    Consumer ...........................         1,768          1,645          1,750          2,740          2,165
-------------------------------------------------------------------------------------------------------------------------
Net loans charged off ..................       (11,048)       (17,128)       (23,023)       (14,438)       (10,339)
Provision for loan losses ..............        16,250         17,100         28,500         12,200         30,000
Additions due to purchase transactions .             -              -              -          3,035              -
Transfer due to securitizations ........             -           (182)             -              -              -
-------------------------------------------------------------------------------------------------------------------------
Balance at end of period ...............     $ 161,274      $ 156,072      $ 156,282      $ 150,805      $ 150,008
=========================================================================================================================
Reserve for loan losses
    as a percentage of loans ...........          1.42 %         1.44 %         1.44 %         1.44 %         1.48 %
Annualized net charge-offs as a
    percentage of average loans:
        Commercial .....................          0.28 %         0.97 %         1.85 %         0.97 %         0.44 %
        Small business .................          0.52 %         0.40 %         0.18 %         0.36 %         0.38 %
        Consumer .......................          0.44 %         0.48 %         0.37 %         0.27 %         0.40 %
        Total loans ....................          0.40 %         0.63 %         0.86 %         0.56 %         0.41 %
=========================================================================================================================

     The assumptions and methodologies used in allocating the reserve were unchanged during the quarter. The allocations to the commercial and small business portfolios continued to increase from a year ago. This reallocation is consistent with management's expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio.

     The reserve coverage of annualized net charge-offs improved during the quarter to 365% from 228% in the fourth quarter of 1999 and 363% in the first quarter of 1999. This improvement was primarily due to the lower level of commercial net charge-offs during the first quarter of 2000. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

     The reserve for loan losses totaled $161.3 million, or 1.42% of total loans at March 31, 2000, compared to $150.0 million, or 1.48% of total loans at March 31, 1999 and $156.1 million, or 1.44% of total loans at December 31, 1999. The reserve for loan losses as a percentage of nonperforming loans was 208% at March 31, 2000, compared to 236% at March 31, 1999 and 204% at December 31, 1999. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends.


FUNDING SOURCES:

DEPOSITS

     Average deposits totaled $11.9 billion in the first quarter of 2000, a $1.1 billion (10%) increase from the first quarter of 1999. Excluding the effect of the Beaumont transaction, average deposits increased approximately 6% for the first quarter of 2000 compared to the same period in 1999. Table 6 presents the composition of average deposits for the periods presented.

=====================================================================================================================
TABLE 6 - DEPOSIT COMPOSITION
=====================================================================================================================
                                           First Quarter 2000      Fourth Quarter 1999       First Quarter 1999
---------------------------------------------------------------------------------------------------------------------
                                           Average       % of       Average       % of       Average       % of
---------------------------------------------------------------------------------------------------------------------
($ in millions) ................          Balances   Deposits      Balances   Deposits      Balances   Deposits
---------------------------------------------------------------------------------------------------------------------
Noninterest-bearing ............       $   2,036.3     17.1 %   $   2,057.0     17.8 %   $   1,920.6     17.8 %
NOW accounts ...................             304.6      2.6           304.5      2.6           299.9      2.8
Money market deposit accounts ..           2,204.2     18.6         2,017.1     17.5         2,205.6     20.5
Savings accounts ...............           2,028.3     17.1         1,930.4     16.7         1,341.8     12.5
Other consumer time deposits ...           2,908.6     24.5         2,933.8     25.4         2,954.7     27.4
---------------------------------------------------------------------------------------------------------------------
    Total core deposits ........           9,482.0     79.9         9,242.8     80.0         8,722.6     81.0
---------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more              973.1      8.2           959.0      8.3         1,095.0     10.2
Certificates of deposit of
    $100,000 or more ...........           1,096.7      9.2         1,026.5      8.9           644.9      6.0
Foreign time deposits ..........             324.0      2.7           325.9      2.8           305.4      2.8
---------------------------------------------------------------------------------------------------------------------
    Total deposits .............       $  11,875.8    100.0 %   $  11,554.2    100.0 %   $  10,767.9    100.0 %
=====================================================================================================================

     Average core deposits totaled $9.5 billion in the first quarter of 2000, a $759.4 million (9%) increase from the first quarter of 1999. The Beaumont transaction accounted for approximately 45% of the growth in average core deposits in the first quarter of 2000 compared to the first quarter of 1999. Average noninterest-bearing deposits grew $115.7 million and average savings deposits increased $686.5 million in the first quarter of 2000 compared to the first quarter of 1999. The increases were primarily due to internal growth as a result of Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the promotion of products, including Tower GoldSM Services, which offers liquidity, competitive interest rates and the security of a bank deposit. NOW account average balances were up $4.7 million and average money market deposit accounts were down $1.4 million in the first quarter of 2000 compared to the first quarter of 1999.

     Average noncore deposits were up $348.5 million (17%) from the first quarter of 1999 to $2.4 billion or 20% of total deposits. The Beaumont transaction accounted for approximately 40% of the growth in average noncore deposits in the first quarter of 2000 compared to the first quarter of 1999. Average large denomination certificates of deposit increased $329.9 million compared to the first quarter of 1999 as a result of competitive pricing and increased marketing efforts. Average foreign time deposits increased $18.6 million due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

     Total deposits at March 31, 2000, were $12.2 billion, up $1.3 billion (12%) from March 31, 1999. The Beaumont transaction accounted for approximately one-third of the growth in total deposits.


BORROWINGS

     Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and debt) decreased $63.1 million (3%) to $1.9 billion for the first quarter of 2000 compared to the first quarter of 1999.

     Average debt for the first quarter of 2000 totaled $844.7 million, up from $806.0 million in the first quarter of 1999. At March 31, 2000 the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas
(FHLB), totaled $844.6 million. Debt increased $39.2 million from March 31, 1999 as Hibernia locked in attractive rates. During 1999, the FHLB exercised its right to call a $100 million advance, and a $100 million advance reached maturity. Replacement funding consisted of a $200 million advance bearing a fixed rate of 5.65% and a $40 million advance bearing a monthly adjustable rate. The FHLB may demand payment of $400 million in callable advances at quarterly intervals, of which $200 million is not callable before September 2001 and $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate. The Company's reliance on borrowings, while higher than a year ago, continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.


INTEREST RATE SENSITIVITY

     The primary objective of asset/liability management is controlling interest rate risk. On a continuing basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation and gap reports. Using these tools, management attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules, adjust maturities through the sale and purchase of securities available for sale, and enter into derivative contracts as a means of minimizing interest rate risk.

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $13.4 million at March 31, 2000, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of derivative financial instruments held for trading totaled $525.2 million at March 31, 2000. In addition to these customer-related derivative financial instruments, the Company has entered into contracts for its own account related to its mortgage origination activity which totaled $132.1 million at March 31, 2000. Hibernia's credit exposure related to derivative financial instruments held for trading totaled $6.2 million at March 31, 2000.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the first quarter of 2000 totaled $151.0 million, a $7.1 million increase from the same period in 1999 and down $0.9 million from the fourth quarter of 1999.

     Factors contributing to the increase in net interest income from the first quarter of 1999 include: overall growth in earning assets, the positive effect of the change in the mix of earning assets from securities, short-term investments and mortgage loans held for sale to loans; higher yields on earning assets; and the effect of the Beaumont transaction (approximately one-half of the increase for the first quarter of 2000). These factors were partially offset by higher rates paid on deposits and borrowings; the continuing change in the deposit mix toward market-rate deposits; and the effect of the change in the mix of the loan portfolio.

     Factors contributing to the decrease in net interest income from the fourth quarter of 1999 include: higher rates paid on deposits and borrowings, the continuing change in the deposit mix toward market-rate deposits, and a higher level of interest income recorded from collection on nonaccrual or previously charged-off loans in the fourth quarter of 1999. These factors were partially offset by overall growth in earning assets and the effect of the change in the mix of the loan portfolio.

     Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

=====================================================================================================================
TABLE 7 - INTEREST-EARNING ASSET COMPOSITION
=====================================================================================================================
                                                     2000                            1999
---------------------------------------------------------------------------------------------------------------------
                                                    First       Fourth        Third       Second        First
(Percentage of average balances)                  Quarter      Quarter      Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------------------
Commercial loans ..................                26.0 %       26.6 %       27.9 %       29.6 %       29.3 %
Small business loans ..............                16.4         16.9         16.9         16.3         15.7
Consumer loans ....................                35.0         34.6         32.6         30.4         30.0
---------------------------------------------------------------------------------------------------------------------
    Total loans ...................                77.4         78.1         77.4         76.3         75.0
---------------------------------------------------------------------------------------------------------------------
Securities available for sale .....                18.6         19.0         20.0         20.6         21.0
Securities held to maturity .......                 2.1          0.9            -            -            -
---------------------------------------------------------------------------------------------------------------------
    Total securities ..............                20.7         19.9         20.0         20.6         21.0
---------------------------------------------------------------------------------------------------------------------
Short-term investments ............                 1.4          1.3          1.6          1.6          2.2
Mortgage loans held for sale ......                 0.5          0.7          1.0          1.5          1.8
---------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets .               100.0 %      100.0 %      100.0 %      100.0 %      100.0 %
=====================================================================================================================

     Table 8 details the net interest margin for the most recent five quarters.

===============================================================================================================
TABLE 8 - NET INTEREST MARGIN  (taxable-equivalent)
===============================================================================================================
                                                2000                            1999
---------------------------------------------------------------------------------------------------------------
                                                First       Fourth        Third       Second        First
                                              Quarter      Quarter      Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------------
Yield on earning assets .............          8.12 %       7.98 %       7.91 %       7.72 %       7.70 %
Rate on interest-bearing liabilities           4.66         4.44         4.26         4.11         4.14
---------------------------------------------------------------------------------------------------------------
    Net interest spread .............          3.46         3.54         3.65         3.61         3.56
Contribution of
    noninterest-bearing funds .......          0.81         0.80         0.77          0.78        0.79
---------------------------------------------------------------------------------------------------------------
    Net interest margin .............          4.27 %       4.34 %       4.42 %        4.39 %      4.35 %
===============================================================================================================
Noninterest-bearing funds
    supporting earning assets .......         17.47 %      17.98 %      18.27 %       19.07 %     19.17 %
===============================================================================================================

     The net interest margin was 4.27% for the first quarter of 2000, down eight basis points from the first quarter of 1999 and down seven basis points from the fourth quarter of 1999. The decline in the net interest margin is due to a decline in the interest rate spread as a result of the increasingly competitive interest rate environment, a decline in the level of noninterest-bearing funds supporting earning assets, a shift in the mix of funding sources toward market rate funds and a higher level of public fund deposits. Although these public fund deposits had a positive impact on net interest income by virtue of their collateral requirements, the net interest spread earned on these funds is thinner in relation to other earning assets. These factors were partially offset by the positive effects of the overall growth of earning assets and the change in the mix of earning assets.

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 2000 and the fourth quarter of 1999 and between the first quarter of 2000 and the first quarter of 1999.

=======================================================================================================================
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
=======================================================================================================================
                                                                  First Quarter 2000 Compared to:
-----------------------------------------------------------------------------------------------------------------------
                                                      Fourth Quarter 1999                 First Quarter 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                Increase (Decrease) Due to Change In:
-----------------------------------------------------------------------------------------------------------------------
($ in thousands)                              Volume       Rate        Total        Volume       Rate       Total
-----------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ...............      $   (172)   $    985    $    813      $ (4,233)   $  7,532    $  3,299
     Small business loans ...........          (888)        328        (560)        5,133       2,065       7,198
     Consumer loans .................         2,953         416       3,369        19,981         815      20,796
-----------------------------------------------------------------------------------------------------------------------
         Loans ......................         1,893       1,729       3,622        20,881      10,412      31,293
-----------------------------------------------------------------------------------------------------------------------
     Securities available for sale ..          (121)        733         612        (2,489)      2,629         140
     Securities held to maturity ....         2,649          12       2,661         4,569           -       4,569
-----------------------------------------------------------------------------------------------------------------------
         Loans ......................         2,528         745       3,273         2,080       2,629       4,709
-----------------------------------------------------------------------------------------------------------------------
     Short-term investments .........           121         210         331        (1,420)        580        (840)
     Mortgage loans held for sale ...          (414)         52        (362)       (2,877)        521      (2,356)
-----------------------------------------------------------------------------------------------------------------------
           Total ....................         4,128       2,736       6,864        18,644      14,142      32,806
=======================================================================================================================
Interest paid on:
     NOW accounts ...................             1         601         602            32         854         886
     Money market
         deposit accounts ...........         1,229       1,138       2,367            (7)      2,517       2,510
     Savings accounts ...............         1,039       1,102       2,141         6,658       4,718      11,376
     Other consumer time deposits ...          (313)        678         365          (569)      1,012         443
     Public fund certificates of
         deposit of $100,000 or more            185         899       1,084        (1,568)      1,787         219
     Certificates of deposit
         of $100,000 or more ........           989         242       1,231         6,275       1,134       7,409
     Foreign deposits ...............           (25)        261         236           211         728         939
     Federal funds purchased ........           508         303         811        (2,437)      1,399      (1,038)
     Repurchase agreements ..........          (192)        338         146           946       1,202       2,148
     Debt ...........................        (1,265)         91      (1,174)          543         292         835
-----------------------------------------------------------------------------------------------------------------------
           Total ....................         2,156       5,653       7,809        10,084      15,643      25,727
=======================================================================================================================
Taxable-equivalent
     net interest income ............      $  1,972    $ (2,917)   $   (945)     $  8,580    $ (1,501)   $  7,079
=======================================================================================================================
--------------
(1)   Change due to mix (both volume  and rate) has been allocated to volume and rate  changes in  proportion to the  relationship of the  absolute  dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 24 and 25 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended March 31, 2000, December 31, 1999 and March 31, 1999.

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                                   First Quarter 2000
====================================================================================================================================
(Average balances $ in millions,                                     Average
 interest $ in thousands)                                            Balance          Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................            $     3,693.2       $    78,262         8.52  %
    Small business loans ..........................                  2,322.5            52,822         9.15
    Consumer loans ................................                  4,957.8           103,255         8.37
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................                 10,973.5           234,339         8.58
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................                  2,640.2            43,613         6.61
    Securities held-to-maturity ...................                    297.3             4,569         6.15
------------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................                  2,937.5            48,182         6.56
------------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................                    196.6             2,829         5.79
    Mortgage loans held for sale ..................                     75.0             1,356         7.24
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............                 14,182.6       $   286,706         8.12  %
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................                   (158.0)
Noninterest-earning assets:
    Cash and due from banks .......................                    516.3
    Other assets ..................................                    748.2
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........                  1,264.5
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................            $    15,289.1
====================================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................            $       304.6       $     2,864         3.78  %
        Money market deposit accounts .............                  2,204.2            15,046         2.75
        Savings accounts ..........................                  2,028.3            22,110         4.38
        Other consumer time deposits ..............                  2,908.6            36,549         5.05
        Public fund certificates of deposit
            of $100,000 or more ...................                    973.1            13,482         5.57
        Certificates of deposit of $100,000 or more                  1,096.7            15,497         5.68
        Foreign time deposits .....................                    324.0             4,265         5.30
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......                  9,839.5           109,813         4.49
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................                    508.9             7,262         5.74
        Repurchase agreements .....................                    512.2             6,693         5.26
    Debt ..........................................                    844.7            11,970         5.70
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........                 11,705.3       $   135,738         4.66  %
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................                  2,036.3
    Other liabilities .............................                    164.4
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....                  2,200.7
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................                  1,383.1
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity             $    15,289.1
====================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                                    3.46
Cost of funds supporting interest-earning assets ..                                                    3.85
Net interest income/margin ........................                                $   150,968         4.27  %
====================================================================================================================================
----------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (CONTINUED)
====================================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                        Fourth Quarter 1999                   First Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                             Average                               Average
 interest $ in thousands)                                    Balance      Interest     Rate        Balance      Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Commercial loans ..............................      $   3,701.4     $  77,449     8.30     $  3,906.2     $  74,963     7.78 %
    Small business loans ..........................          2,361.6        53,382     8.97        2,094.1        45,624     8.84
    Consumer loans ................................          4,816.0        99,886     8.24        3,998.0        82,459     8.34
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................         10,879.0       230,717     8.42        9,998.3       203,046     8.23
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................          2,647.6        43,001     6.49        2,795.6        43,473     6.23
    Securities held-to-maturity ...................            124.9         1,908     6.11              -             -        -
------------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................          2,772.5        44,909     6.47        2,795.6        43,473     6.23
------------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................            187.7         2,498     5.28          300.6         3,669     4.95
    Mortgage loans held for sale ..................             97.9         1,718     7.02          238.3         3,712     6.32
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............         13,937.1     $ 279,842     7.98 %     13,332.8     $ 253,900     7.70 %
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................           (157.8)                               (130.9)
Noninterest-earning assets:
    Cash and due from banks .......................            523.8                                 486.0
    Other assets ..................................            718.9                                 571.3
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........          1,242.7                               1,057.3
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................      $  15,022.0                            $ 14,259.2
====================================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................      $      304.5    $   2,262     2.95 %   $    299.9     $   1,978     2.68 %
        Money market deposit accounts .............           2,017.1       12,679     2.49        2,205.6        12,536     2.31
        Savings accounts ..........................           1,930.4       19,969     4.10        1,341.8        10,734     3.24
        Other consumer time deposits ..............           2,933.8       36,184     4.89        2,954.7        36,106     4.96
        Public fund certificates of deposit
            of $100,000 or more ...................             959.0       12,398     5.13        1,095.0        13,263     4.91
        Certificates of deposit of $100,000 or more           1,026.5       14,266     5.51          644.9         8,088     5.09
        Foreign time deposits .....................             325.9        4,029     4.90          305.4         3,326     4.42
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......           9,497.2      101,787     4.25        8,847.3        86,031     3.94
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................             472.7        6,451     5.41          691.9         8,300     4.86
        Repurchase agreements .....................             527.4        6,547     4.92          431.0         4,545     4.28
    Debt ..........................................             934.0       13,144     5.58          806.0        11,135     5.60
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........          11,431.3    $ 127,929     4.44 %      10,776.2    $ 110,011     4.14 %
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................           2,057.0                               1,920.6
    Other liabilities .............................             161.4                                 205.8
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....           2,218.4                               2,126.4
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................           1,372.3                               1,356.6
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity       $   15,022.0                           $  14,259.2
====================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                    3.54 %                                3.56 %
Cost of funds supporting interest-earning assets ..                                    3.64 %                                3.35 %
Net interest income/margin ........................                      $ 151,913     4.34 %                  $ 143,889     4.35 %
====================================================================================================================================
----------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

     Noninterest income for the first quarter of 2000 was up $7.3 million (14%) to $58.5 million compared to the first quarter of 1999. The effect of the Beaumont transaction accounted for approximately one-half of the increase for the first quarter of 2000. The major categories of noninterest income for the three months ended March 31, 2000 and 1999 are presented in Table 10.

=============================================================================================
TABLE 10 - NONINTEREST INCOME
=============================================================================================
                                                           Three Months Ended
---------------------------------------------------------------------------------------------
                                                                             Percentage
                                                March 31         March 31     Increase
($ in thousands)                                 2000             1999       (Decrease)
---------------------------------------------------------------------------------------------
Service charges on deposits .........          $24,077          $22,602          7 %
Trust fees ..........................            6,664            4,536         47
Retail investment service fees ......            8,523            5,448         56
Mortgage loan origination
    and servicing fees ..............            5,240            4,502         16
Other service, collection and
    exchange charges:
    ATM fees ........................            3,227            2,838         14
    Debit/credit card fees ..........            3,238            2,257         43
    Other ...........................            3,628            2,931         24
---------------------------------------------------------------------------------------------
         Total other service, collect
             and exchange charges ...           10,093            8,026         26
---------------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans .            1,629            2,132        (24)
    Other income ....................            2,217            3,930        (44)
---------------------------------------------------------------------------------------------
         Total other operating income            3,846            6,062        (37)
---------------------------------------------------------------------------------------------
Securities gains, net ...............               30               41        (27)
---------------------------------------------------------------------------------------------
         Total noninterest income ...          $58,473          $51,217         14 %
=============================================================================================

     Service charges on deposits increased $1.5 million (7%) for the first quarter of 2000 over the comparable period in 1999. This change was the result of growth in transaction-based fees and commercial account analysis fees due to an increase in the number of accounts.

     Trust fees were up $2.1 million (47%) in the first quarter of 2000 compared to the same period in 1999 primarily due to new business and the income associated with the $1.4 billion increase in trust assets resulting from the Beaumont transaction.

     Retail investment service fees increased $3.1 million (56%) in the first quarter of 2000 compared to the same period in 1999 primarily due to market conditions which resulted in an increase in the sale of financial products including annuities and discount brokerage services.

     Mortgage loan origination and servicing fees increased $0.7 million (16%) in the first quarter of 2000 compared to the same period in 1999. The increase in mortgage fees resulted primarily from the Company's continued emphasis on mortgage banking and the increase in volume of mortgage loans serviced to $5.7 billion at March 31, 2000 as compared to $4.4 billion at March 31, 1999. In the first three months of 2000, Hibernia processed approximately $0.5 billion in residential first mortgages.

     Other service, collection and exchange charges were up $2.1 million (26%) in the first quarter of 2000 compared to the first quarter of 1999. Increases in fees resulting from ATMs and debit cards were the major factors contributing to the growth. ATM fees increased $0.4 million due to the continued growth of the ATM network and expansion of ATM services. Debit/credit card fees increased $1.0 million primarily due to fees generated by Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses.

     Other operating income decreased $2.2 million (37%) compared to the first quarter of 1999. Gains on sale of mortgage loans were down $0.5 million primarily due to the current interest rate environment. Other income decreased $1.7 million from first quarter 1999. The first quarter of 1999 included a $1.7 million gain related to an investment in a mezzanine financing.


NONINTEREST EXPENSE

     For the first quarter of 2000, noninterest expense totaled $113.1 million, a $3.3 million (3%) decrease from the first quarter of 1999. Excluding the effect of the Beaumont transaction, noninterest expense would have decreased approximately 10% for the first quarter of 2000 compared to the first quarter of 1999. Excluding merger-related expenses, noninterest expense increased $5.3 million (5%) in the first quarter of 2000 over the first quarter of 1999. Merger-related expenses totaled $0.1 million in the first quarter of 2000 and $8.7 million in the first quarter of 1999. The major categories contributing to the changes in noninterest expense were staff costs, occupancy and equipment, the amortization of intangibles and professional fees. Noninterest expense for the three months ended March 31, 2000 and 1999 are presented by major category in Table 11.

=======================================================================================================
TABLE 11 - NONINTEREST EXPENSE
=======================================================================================================
                                                                    Three Months Ended
-------------------------------------------------------------------------------------------------------
                                                                                       Percentage
                                                       March 31           March 31      Increase
($ in thousands)                                         2000               1999       (Decrease)
-------------------------------------------------------------------------------------------------------
Salaries .........................                   $  46,705          $  51,485          (9) %
Benefits .........................                       9,580              9,099           5
-------------------------------------------------------------------------------------------------------
    Total staff costs ............                      56,285             60,584          (7)
-------------------------------------------------------------------------------------------------------
Occupancy, net ...................                       8,408              7,869           7
Equipment ........................                       7,601              9,031         (16)
-------------------------------------------------------------------------------------------------------
    Total occupancy and equipment                       16,009             16,900          (5)
-------------------------------------------------------------------------------------------------------
Data processing ..................                       8,093              8,066           -
Advertising and promotional
    expenses .....................                       3,767              3,630           4
Foreclosed property expense, net .                          77               (371)       (121)
Amortization of intangibles ......                       6,630              4,525          47
Telecommunications ...............                       2,388              2,532          (6)
Postage ..........................                       1,942              1,868           4
Stationery and supplies ..........                       1,101              1,480         (26)
Professional fees ................                       1,693              2,400         (29)
State taxes on equity ............                       2,754              2,847          (3)
Regulatory expense ...............                       1,040                761          37
Loan collection expense ..........                       1,061              1,005           6
Other ............................                      10,221             10,110           1
-------------------------------------------------------------------------------------------------------
    Total noninterest expense ....                   $ 113,061          $ 116,337          (3) %
=======================================================================================================
Efficiency ratio (1) .............                       53.99 %            59.64 %
Cash-basis efficiency ratio (2) ..                       51.62 %            58.14 %
=======================================================================================================
------------
(1)     Noninterest  expense as a percentage  of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).
(2)     Excluding amortization of purchase accounting intangibles.

     Staff costs, which represent the largest component of noninterest expense, decreased $4.3 million (7%) in the first quarter of 2000 compared to the same period a year ago. Excluding the effect of merger-related expenses, staff costs increased $0.8 million (1%). Merger-related expenses were $0.1 million in the first quarter of 2000 and $5.1 million in the first quarter of 1999. Merger-related expenses in the first quarter of 1999 included a $4.4 million stock grant agreement with two key merger employees that was in place several years prior to negotiation of the merger agreement.

     Occupancy and equipment expenses decreased $0.9 million (5%) in the first quarter of 2000 compared to the first quarter of 1999. Excluding the effect of merger-related expenses, occupancy and equipment expenses increased $0.5 million (3%).

     Amortization of intangibles, a noncash expense, increased $2.1 million (47%) to $6.6 million in the first quarter of 2000 compared to the first quarter of 1999. This increase is primarily due to amortization of goodwill, core deposit intangibles and trust intangibles associated with the purchase of the Beaumont branches.

     Professional fees decreased $0.7 million (29%) for the first quarter of 2000 compared to the same period of 1999. Excluding merger-related expenses, professional fees increased $0.1 million (3%).

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at March 31, 2000 was 53.99% compared to 59.64% at March 31, 1999. Excluding the effect of merger-related expenses, the efficiency ratio would have been 53.94% and 55.18% for the first quarter of 2000 and 1999, respectively.

     The cash-basis efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 51.62% for the first quarter of 2000 compared to 58.14% for the same period of 1999. Excluding the effect of merger-related expenses, the cash-basis efficiency ratio would have been 51.58% and 53.69% for the first quarter of 2000 and the first quarter of 1999, respectively. The improvement in efficiency for the first quarter of 2000 reflects higher revenue growth rates compared to expense growth rates. The Company expects this ratio to decline further in future periods. The declines are expected to result from achievement of cost efficiencies contemplated in completed business combinations, enhancement of noninterest revenue sources and increased net interest income.


INCOME TAXES

     The Company recorded $27.3 million in income tax expense in the first quarter of 2000, an $11.0 million (67%) increase from $16.4 million in the first quarter of 1999 as pretax income rose 69%.

     Hibernia National Bank is subject to a Louisiana shareholders' tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. The Texas operations of Hibernia National Bank are subject to Texas franchise tax.


CAPITAL

     Shareholders' equity totaled $1,393.7 million at March 31, 2000 compared to $1,349.6 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $195.7 million, a $3.1 million increase in unearned compensation and the issuance of $2.5 million of common stock, partially offset by a $70.9 million change in unrealized gains (losses) on securities available for sale, $70.8 million in dividends declared on common stock, the redemption of $7.0 million of preferred stock, $6.9 million in dividends declared on preferred stock and an increase of $1.6 million of treasury stock. The change in unrealized gains (losses) is primarily due to a change in the interest rate environment.

     Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

=========================================================================================================================
TABLE 12 - CAPITAL
=========================================================================================================================
                                          March 31         Dec. 31        Sept. 30         June 30        March 31
($ in millions)                               2000            1999            1999            1999            1999
-------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
   Tier 1 .....................        $   1,229.2     $   1,203.2     $   1,166.1     $   1,128.5     $   1,188.1
   Total ......................            1,380.7         1,350.7         1,312.1         1,271.8         1,325.7

Assets:
   Quarterly average assets (1)           15,129.7        14,833.7        14,624.0        14,185.1        14,090.2
   Net risk-adjusted assets ...           12,109.4        11,788.6        11,671.2        11,457.9        10,985.4

Ratios:
   Tier 1 risk-based capital ..              10.15 %         10.21 %          9.99 %          9.85 %         10.82 %
   Total risk-based capital ...              11.40 %         11.46 %         11.24 %         11.10 %         12.07 %
   Leverage ...................               8.12 %          8.11 %          7.97 %          7.96 %          8.43 %
=========================================================================================================================
---------------
(1)     Excluding  the  adjustment for  unrealized  gains (losses) on securities available for sale and disallowed intangibles.

     The acquisition of the Beaumont branches of Chase Bank of Texas, N.A., which was completed in the second quarter of 1999, enabled Hibernia to leverage its capital by acquiring assets without increasing equity. As a result of this transaction, the Company's capital ratios declined from previous levels, but continue to exceed the standards required for designation as a "well-capitalized" institution.

     In the first  quarter of 2000,  the  Company  redeemed  approximately  $7.0 million of preferred stock. In April 2000, Hibernia's Board of Directors authorized the Company to begin a buyback of up to 7.5 million common shares over the next 12 months. If all of the shares authorized to be repurchased were purchased, the buyback would represent approximately 4.7% of current shares outstanding.


LIQUIDITY

     Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. These needs can be met by generating  profits,  attracting  new  deposits,  converting assets (including short-term investments, mortgage loans held for sale, securities available for sale and loans) to cash and increasing borrowings. To minimize funding risks, management monitors liquidity through periodic reviews of maturity profiles, yield and rate behaviors, and loan and deposit forecasts.

     Attracting and retaining core deposits are the Company's primary sources of liquidity. Core deposits totaled $9.6 billion at March 31, 2000, a $0.9 billion (10%) increase from March 31, 1999. This increase is the result of Hibernia's extensive banking office network, aided by the promotion of attractive deposit products, and the effect of the Beaumont transaction, which added approximately $331.0 million in core deposits. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

     The loan-to-deposit ratio, one measure of liquidity, was 93.1% at March 31, 2000, 91.6% at December 31, 1999, and 93.7% at March 31, 1999. The decrease in first quarter of 2000 and the fourth quarter of 1999 compared to the first quarter of 1999 reflects the effect of the Beaumont transaction which added $464.8 million in deposits and $172.0 million in loans (a 37.0% loan-to-deposit ratio). Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 23.0% of Hibernia's loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the first quarter of 2000, up 29 basis points from the fourth quarter of 1999 and up 101 basis points from the first quarter of 1999. The level of large liability dependence is within limits established by management to maintain liquidity and soundness.

     Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company's current liquidity needs. In February 1999 Hibernia National Bank established a $2.0 billion bank note program. Notes issued under the program will mature 30 days or more after the date of issue and bear fixed or floating interest rates. Additional sources of liquidity available to the Company include the ability to issue brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company's $2.5 billion residential first mortgage portfolio and $1.4 billion indirect consumer portfolio. The Company also has available Federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.




     Statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this filing. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, asset quality, interest rates, loan demand and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None

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

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E. R. "Bo" Campbell and Hibernia Corporation)


10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996))

10.44 Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant, as amended to date)

10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

13 Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Commission (Commission File No.0-7220) is hereby incorporated by reference (1998 Annual Report to security holders of Hibernia Corporation).

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

                      A report on Form 8-K dated January 26, 2000, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated April 20, 2000, was filed by the registrant reporting Item 5 Other Events.

*Exhibits and Reports on Form 8-K have been separately filed with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.




                                                    HIBERNIA CORPORATION
                                                     --------------------
                                                     (Registrant)

Date:      May 12,  2000                 By:  /s/ Ron E. Samford, Jr.
     -------------------------                ------------------------
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