Form 10-Q
period 2000-06-30
HIBERNIA CORP
filed 2000-08-11
CIK 47288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000                   Commission File Number 1-10294
                  -------------                                          -------


                              HIBERNIA CORPORATION
             (Exact name of registrant as specified in its charter)


          Louisiana                                             72-0724532
          ---------                                             ----------
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


Yes    X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at July 31, 2000
               -----                              ----------------------------
Class A Common Stock, no par value                      158,979,848 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                                June 30       December 31           June 30
Unaudited ($ in thousands)                                                              2000              1999              1999
====================================================================================================================================
Assets
  Cash and cash equivalents .........................................           $    617,444      $    827,699      $    734,679
  Securities available for sale .....................................              2,684,405         2,660,322         2,803,224
  Securities held to maturity (estimated fair value of $378,743 and
      $297,072 at June 30, 2000 and December 31, 1999, respectively)                 392,120           300,525                 -
  Mortgage loans held for sale ......................................                 68,389            92,704           143,739
  Loans, net of unearned income .....................................             11,591,743        10,856,676        10,484,846
      Reserve for loan losses .......................................               (162,757)         (156,072)         (150,805)
------------------------------------------------------------------------------------------------------------------------------------
          Loans, net ................................................             11,428,986        10,700,604        10,334,041
------------------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment .......................................                206,869           205,165           204,151
  Customers' acceptance liability ...................................                     80               108               214
  Other assets ......................................................                564,056           527,052           514,602
------------------------------------------------------------------------------------------------------------------------------------
          Total assets ..............................................           $ 15,962,349      $ 15,314,179      $ 14,734,650
====================================================================================================================================
Liabilities
  Deposits:
      Noninterest-bearing ...........................................           $  2,139,377      $  2,085,322      $  2,100,308
      Interest-bearing ..............................................             10,122,400         9,770,581         9,228,625
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits ............................................             12,261,777        11,855,903        11,328,933
------------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings .............................................              1,274,563         1,102,690         1,106,102
  Liability on acceptances ..........................................                     80               108               214
  Other liabilities .................................................                166,140           135,114           148,978
  Debt ..............................................................                844,425           844,849           805,270
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities .........................................             14,546,985        13,938,664        13,389,497
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; Series A issued and outstanding -
      1,860,000 , 2,000,000 and 2,000,000 at June 30, 2000,
      December 31, 1999 and June 30, 1999, respectively .............                 93,000           100,000           100,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued -
      160,905,021, 160,324,729 and 160,156,403 at June 30, 2000,
      December 31, 1999 and June 30, 1999, respectively .............                308,938           307,824           307,500
  Surplus ...........................................................                429,708           425,185           423,656
  Retained earnings .................................................                690,338           631,314           571,969
  Treasury stock at cost: 1,776,400 shares at June 30, 2000 .........                (18,955)                -                 -
  Accumulated other comprehensive income ............................                (52,979)          (54,122)          (20,221)
  Unearned compensation .............................................                (34,686)          (34,686)          (37,751)
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ................................              1,415,364         1,375,515         1,345,153
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ................           $ 15,962,349      $ 15,314,179      $ 14,734,650
====================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                      Three Months Ended               Six Months Ended
                                                                            June 30                        June 30
----------------------------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands, except per-share data)                    2000            1999            2000            1999
==================================================================================================================================
Interest income
    Interest and fees on loans .............................       $ 248,733       $ 208,227       $ 481,986       $ 410,167
    Interest on securities available for sale ..............          44,815          42,321          86,864          84,088
    Interest on securities held to maturity ................           5,744               -          10,313               -
    Interest on short-term investments .....................           1,678           2,780           4,507           6,449
    Interest and fees on mortgage loans held for sale ......           1,564           3,285           2,920           6,997
----------------------------------------------------------------------------------------------------------------------------------
        Total interest income ..............................         302,534         256,613         586,590         507,701
----------------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...................................         116,461          88,641         226,274         174,672
    Interest on short-term borrowings ......................          19,832          11,954          33,787          24,799
    Interest on debt .......................................          12,010          11,209          23,980          22,344
----------------------------------------------------------------------------------------------------------------------------------
        Total interest expense .............................         148,303         111,804         284,041         221,815
----------------------------------------------------------------------------------------------------------------------------------
Net interest income ........................................         154,231         144,809         302,549         285,886
    Provision for loan losses ..............................          17,000          12,200          33,250          42,200
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses ........         137,231         132,609         269,299         243,686
----------------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits ............................          25,190          24,124          49,267          46,726
    Brokerage and investment service fees ..................          11,586           6,167          20,109          11,615
    Trust fees .............................................           7,239           5,669          13,903          10,205
    Mortgage loan origination and servicing fees ...........           5,733           4,438          10,973           8,940
    Other service, collection and exchange charges .........          10,436           8,882          20,529          16,908
    Other operating income .................................           2,954           3,021           6,800           9,083
    Securities gains (losses), net .........................          (3,731)            368          (3,701)            409
----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ...........................          59,407          52,669         117,880         103,886
----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits .........................          60,816          55,395         117,101         115,979
    Occupancy expense, net .................................           8,879           8,233          17,287          16,102
    Equipment expense ......................................           7,268           8,009          14,869          17,040
    Data processing expense ................................           7,754           7,753          15,847          15,819
    Advertising and promotional expense ....................           3,770           3,629           7,537           7,259
    Foreclosed property expense, net .......................             319             (54)            396            (425)
    Amortization of intangibles ............................           6,643           5,337          13,273           9,862
    Other operating expense ................................          23,317          23,285          45,517          46,288
----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ..........................         118,766         111,587         231,827         227,924
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes .................................          77,872          73,691         155,352         119,648
Income tax expense .........................................          27,861          26,338          55,210          42,724
----------------------------------------------------------------------------------------------------------------------------------
Net income .................................................       $  50,011       $  47,353       $ 100,142       $  76,924
==================================================================================================================================
Net income applicable to common shareholders ...............       $  48,407       $  45,628       $  96,813       $  73,474
==================================================================================================================================
Net income per common share ................................       $    0.31       $    0.29       $    0.62       $    0.47
==================================================================================================================================
Net income per common share - assuming dilution ............       $    0.31       $    0.29       $    0.61       $    0.46
==================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
($ in thousands, except per-share data)
====================================================================================================================================
                                                                                               Accumulated
                                                                                                  Other
                                          Preferred       Common                  Retained    Comprehensive           Comprehensive
                                              Stock        Stock      Surplus     Earnings       Income        Other      Income
====================================================================================================================================
Balances at December 31, 1999 ..........  $ 100,000    $ 307,824    $ 425,185    $ 631,314    $ (54,122)   $ (34,686)
Net income .............................          -            -            -      100,142            -            -    $100,142
Unrealized gains (losses) on securities,
   net of reclassification adjustments..          -            -            -            -        1,143            -       1,143
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                                $101,285
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................          -          124          383            -            -            -
   Restricted stock awards .............          -           15           63            -            -            -
   Shares issued in acquisition of
     Southcoast Capital, L.L.C .........          -          975        4,100            -            -        1,641
Cash dividends declared:
   Preferred ($1.725 per share) ........          -            -            -       (3,329)           -            -
   Common ($.24 per share) .............          -            -            -      (37,789)           -            -
Acquisition of treasury stock ..........          -            -            -            -            -      (20,596)
Redemption of preferred stock ..........     (7,000)           -          131            -            -            -
Other ..................................          -            -         (154)           -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000 ..............  $  93,000    $ 308,9380   $ 429,708    $ 690,338    $ (52,979)   $ (53,641)
====================================================================================================================================

====================================================================================================================================
                                                                                               Accumulated
                                                                                                  Other
                                          Preferred       Common                  Retained    Comprehensive           Comprehensive
                                              Stock        Stock      Surplus     Earnings       Income        Other      Income
====================================================================================================================================
Balances at December 31, 1998 ..........  $ 100,000    $ 306,913    $ 416,269    $ 531,233    $  27,938    $ (37,751)
Net income .............................          -            -            -       76,924            -            -    $ 76,924
Unrealized gains (losses) on securities,
   net of reclassification adjustments..          -            -            -            -      (48,159)           -     (48,159)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                                $ 28,765
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................          -          578        2,044            -            -            -
   Restricted stock awards .............          -            9           65            -            -            -
   By pooled companies prior to merger..          -            -        5,387            -            -            -
Cash dividends declared:
   Preferred ($1.725 per share) ........          -            -            -       (3,450)           -            -
   Common ($.21 per share) .............          -            -            -      (32,611)           -            -
   By pooled companies prior to merger..          -            -            -         (127)           -            -
Other ..................................          -            -         (109)           -            -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999 ..............  $ 100,000    $ 307,500    $ 423,656    $ 571,969    $ (20,221)   $ (37,751)
====================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Six Months Ended June 30
Unaudited ($ in thousands)                                                                   2000                    1999
===============================================================================================================================
Operating activities
 Net income ............................................................                $ 100,142               $  76,924
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses ......................................                  33,250                  42,200
         Amortization of intangibles and deferred charges ...............                  13,219                   9,759
         Depreciation and amortization ..................................                  13,670                  15,193
         Non-cash compensation expense ..................................                       -                   4,385
         Premium amortization (discount accretion) net,..................                  (1,483)                  3,631
         Realized securities losses (gains), net ........................                   3,701                    (409)
         Gains on sales of assets, net ..................................                  (1,073)                 (1,026)
         Provision for losses on foreclosed and other assets ............                     612                     784
         Decrease in mortgage loans held for sale .......................                  24,315                 137,695
         Increase in deferred income tax asset ..........................                  (2,227)                 (1,195)
         Increase in interest receivable and other assets ...............                 (25,533)                (22,397)
         Increase (decrease) in interest payable and other liabilities ..                  28,243                  (3,531)
-------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................                 186,836                 262,013
-------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................                (696,167)               (185,099)
  Purchases of securities held to maturity ..............................                (112,476)                      -
  Proceeds from maturities of securities available for sale .............                 642,598                 222,392
  Proceeds from maturities of securities held to maturity ...............                  20,865                       -
  Proceeds from sales of securities available for sale ..................                  28,078                  52,405
  Net increase in loans .................................................                (372,057)               (506,372)
  Proceeds from sales of loans ..........................................                   3,702                   1,166
  Purchases of loans ....................................................                (357,851)               (131,279)
  Purchases of premises, equipment and other assets .....................                 (16,289)                (27,956)
  Proceeds from sales of foreclosed assets and excess bank-owned property                   4,571                   3,863
  Proceeds from sales of premises, equipment and other assets ...........                     859                     125
  Acquisitions, net of cash acquired of  $76,627 and $277,702 for the
        periods ended June 30, 2000 and 1999, respectively ..............                  62,810                 188,552
-------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................                (791,357)               (382,203)
-------------------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in deposits ...................................                 291,014                 (28,487)
  Net increase (decrease) in short-term borrowings ......................                 171,873                 (28,034)
  Payments on debt ......................................................                    (424)                 (1,067)
  Proceeds from issuance of common stock ................................                     507                   3,624
  Dividends paid ........................................................                 (41,239)                (36,188)
  Redemption of preferred shares ........................................                  (6,869)                      -
  Acquisition of treasury stock .........................................                 (20,596)                      -
-------------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities .................                 394,266                 (90,152)
-------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................                (210,255)               (210,342)
Cash and cash equivalents at beginning of period ........................                 827,699                 945,021
-------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................               $ 617,444               $ 734,679
===============================================================================================================================
---------------
See notes to consolidated financial statements.

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

Note 2
Merger Agreements

     On April 1, 2000 Hibernia Corporation (the Company) purchased Southcoast Capital, L.L.C. (Southcoast). Southcoast is a full-service investment banking firm providing corporate finance, equity research, institutional equity sales and trading services. Under the purchase method of accounting, the assets and liabilities of Southcoast were adjusted to their estimated fair values as of the purchase date and their financial results are included from the date of consummation of the merger. The excess of cost over the fair value of net assets acquired was approximately $4.3 million and is being amortized on a straight-line basis over 20 years.

     On June 22, 2000 Hibernia National Bank purchased the assets and assumed the liabilities of three East Texas banking offices of Compass Bank for $56.5 million. This transaction resulted in the acquisition of $38.9 million of selected loans and $114.9 million in deposits. Under the purchase method of accounting, the assets and liabilities of the branches were adjusted to their estimated fair values as of the purchase date. The excess of cost over the fair value of net assets acquired was $10.6 million and is being amortized on a straight-line basis over 20 years. Intangibles of $3.1 million related to core deposits were also recorded and are being amortized on an accelerated basis over approximately ten years.

     Unaudited pro forma data giving effect to the purchase transactions previously discussed and the Beaumont transaction in the second quarter of 1999, as if the transactions had occurred at the beginning of each period presented, is included in the table below. Unaudited pro forma data is not necessarily indicative of future results.

                                                        Six months ended June 30
                                                        ------------------------
                                                             2000         1999
                                                             ----         ----
     ($ in thousands, except per-share data)
     Net interest and noninterest income                 $425,795     $407,320
     Net income                                          $100,553     $ 75,695

     Net income per common share                         $    .62     $    .46
     Net income per common share - assuming dilution     $    .61     $    .45


     On July  6,  2000  Hibernia  Corporation  purchased  The  Rosenthal  Agency
(Rosenthal), an independent insurance broker. Under the purchase method of accounting, the assets and liabilities of Rosenthal were adjusted to their estimated fair values as of the purchase date and their financial results will be included from the date of consummation of the merger. The excess of cost over the fair value of net assets acquired was approximately $22.3 million and will be amortized on a straight-line basis over 15 years.

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

     The following tables summarize the option activity in the plans during the second quarter of 2000. During 1997, the 1987 Stock Option Plan was terminated; therefore, at June 30, 2000 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.

=================================================================================================================
                                                                                                   Weighted
                                                                                                    Average
                                         Incentive      Non-Qualified              Total     Exercise Price
=================================================================================================================
1987 Stock Option Plan:
Outstanding, March 31, 2000 ......          43,913          1,083,512          1,127,425          $    6.10
Exercised ........................               -               (500)              (500)              4.94
-----------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 2000 .......          43,913          1,083,012          1,126,925          $    6.10
==================================================================================================================
Exercisable, June 30, 2000 .......          43,913          1,083,012          1,126,925          $    6.10
=================================================================================================================

Long-Term Incentive Plan:
Outstanding, March 31, 2000 ......          12,598         11,537,461         11,550,059          $   12.34
Granted ..........................               -             14,750             14,750              11.71
Canceled .........................               -           (216,962)          (216,962)             13.44
Exercised ........................               -            (54,649)           (54,649)              7.93
-----------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 2000 .......          12,598         11,280,600         11,293,198          $   12.34
=================================================================================================================
Exercisable, June 30, 2000 .......          12,598          5,299,976          5,312,574          $   11.04
=================================================================================================================
Available for grant, June 30, 2000                                               957,878
=================================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, March 31, 2000 ......               -            370,000            370,000          $   12.49
Granted ..........................               -             60,000             60,000              10.38
-----------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 2000 .......               -            430,000            430,000          $   12.20
=================================================================================================================
Exercisable, June 30, 2000 .......               -            273,750            273,750          $   11.59
=================================================================================================================
Available for grant, June 30, 2000                                               442,500
=================================================================================================================

     In addition to the above option activity in the plans, 86,210 shares of restricted stock were awarded under the Long-Term Incentive Plan during the second quarter of 2000.


Note 4
Net Income Per Common Share

     The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

==================================================================================================================================
($ in thousands, except per-share data)                           Three Months Ended June 30         Six Months Ended June 30
----------------------------------------------------------------------------------------------------------------------------------
                                                                     2000             1999             2000             1999
----------------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................          $     50,011     $     47,353     $    100,142     $     76,924
    Preferred stock dividends .....................                 1,604            1,725            3,329            3,450
----------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....                48,407           45,628           96,813           73,474
    Effect of dilutive securities .................                     -                -                -                -
----------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................          $     48,407     $     45,628     $     96,813     $     73,474
==================================================================================================================================

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)           156,937,383      157,186,457      157,224,514      157,069,839
    Effect of dilutive securities:
        Stock options .............................             1,256,090        1,428,623          958,815        1,712,513
        Restricted stock awards ...................               169,260           77,500          169,260           77,500
----------------------------------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................           158,362,733      158,692,580      158,352,589      158,859,852
----------------------------------------------------------------------------------------------------------------------------------
Net income per common share .......................          $       0.31     $       0.29     $       0.62     $       0.47
==================================================================================================================================
Net income per common share - assuming dilution ...          $       0.31     $       0.29     $       0.61     $       0.46
==================================================================================================================================

     The weighted average shares outstanding exclude average common shares held by the Company's Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,652,080 and 2,938,617 for the three months ended June 30, 2000 and 1999, respectively, and 2,687,042 and 2,970,012 for the six months ended June 30, 2000 and 1999, respectively. The common shares issued in all mergers accounted for as poolings of interests consummated in 1999 are considered to be outstanding as of January 1, 1999, the beginning of the earliest period presented.

     Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended June 30, 2000 and 1999 there were 5,484,984 antidilutive options outstanding with exercise prices ranging from $11.81 to $21.72 per option, and 4,138,079 antidilutive options outstanding with exercise prices ranging from $13.88 to $21.72 per option, respectively. During the six months ended June 30, 2000 and 1999 there were 5,486,984 antidilutive options outstanding with exercise prices ranging from $11.16 to $21.72 per option, and 4,096,079 antidilutive options outstanding with exercise prices ranging from $14.94 to $21.72 per option, respectively.

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

====================================================================================================================================
                                                              Small                    Investments
                                          Commercial       Business        Consumer     and Public                         Segment
 ($ in thousands)                            Banking        Banking         Banking          Funds           Other           Total
====================================================================================================================================
Six months ended June 30, 2000
Average loans ................          $  3,702,800   $  2,341,800    $  5,130,100   $      1,300    $     22,400    $ 11,198,400
Average assets ...............          $  3,766,300   $  2,391,900    $  8,071,000   $  3,121,200    $    598,300    $ 17,948,700
Average deposits .............          $    990,000   $  1,689,200    $  7,056,200   $  1,940,900    $     (5,800)   $ 11,670,500

Net interest income ..........          $     64,849   $     76,998    $    155,107   $     18,544    $    (10,467)   $    305,031
Noninterest income ...........          $     17,932   $     12,505    $     89,722   $        608    $      2,811    $    123,578
Net income ...................          $     20,716   $     22,295    $     53,700   $      9,151    $     (3,469)   $    102,393
====================================================================================================================================

Six months ended June 30, 1999
Average loans ................          $  3,969,300   $  2,045,500    $  4,075,300   $      2,000    $     47,500    $ 10,139,600
Average assets ...............          $  4,033,900   $  2,089,400    $  7,516,900   $  3,211,800    $    533,800    $ 17,385,800
Average deposits .............          $    751,800   $  1,387,100    $  6,499,200   $  1,900,200    $     91,100    $ 10,629,400

Net interest income ..........          $     64,738   $     67,212    $    131,687   $     33,376    $     (8,928)   $    288,085
Noninterest income ...........          $     14,337   $      9,936    $     78,149   $        505    $      3,003    $    105,930
Net income ...................          $     20,465   $     13,950    $     26,149   $     19,190    $     (2,088)   $     77,666
====================================================================================================================================

     The following is a reconciliation of segment totals to consolidated totals.

====================================================================================================================================
                                             Average        Average         Average   Net Interest     Noninterest
($ in thousands)                               Loans         Assets        Deposits         Income          Income      Net Income
====================================================================================================================================
Six months ended June 30, 2000
Segment total ....................      $ 11,198,400   $ 17,948,700    $ 11,670,500   $    305,031    $    123,578    $    102,393
  Excess funds invested ..........                 -     (2,696,200)              -              -               -               -
  Reclassification of cash items
    in process of collection .....                 -        308,600         308,600              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............                 -              -               -         (2,482)              -          (1,613)
  Mortgage servicing rights ......                 -        (22,300)              -              -          (5,698)         (2,528)
  Income tax expense .............                 -              -               -              -               -           1,890
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............      $ 11,198,400   $ 15,538,800    $ 11,979,100   $    302,549    $    117,880    $    100,142
====================================================================================================================================
Six months ended June 30, 1999
Segment total ....................      $ 10,139,600   $ 17,385,800    $ 10,629,400   $    288,085    $    105,930    $     77,666
  Excess funds invested ..........                 -     (3,316,800)              -              -               -               -
  Reclassification of cash items
    in process of collection .....                 -        291,700         291,700              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............                 -              -               -         (2,199)              -          (1,429)
  Mortgage servicing rights ......                 -        (16,400)              -              -          (2,044)           (433)
  Income tax expense .............                 -              -               -              -               -           1,120
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............      $ 10,139,600   $ 14,344,300    $ 10,921,100   $    285,886    $    103,886    $     76,924
====================================================================================================================================

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
====================================================================================================================================
                                                                       Three Months Ended                       Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                             June 30        March 31         June 30        June 30         June 30
($ in thousands, except per-share data)                         2000            2000            1999           2000            1999
====================================================================================================================================
Interest income ......................................   $   302,534     $   284,056    $    256,613    $   586,590     $   507,701
Interest expense .....................................       148,303         135,738         111,804        284,041         221,815
------------------------------------------------------------------------------------------------------------------------------------
Net interest income ..................................       154,231         148,318         144,809        302,549         285,886
Provision for loan losses ............................        17,000          16,250          12,200         33,250          42,200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses ........................       137,231         132,068         132,609        269,299         243,686
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income ................................        63,138          58,443          52,301        121,581         103,477
   Securities gains (losses), net ....................        (3,731)             30             368         (3,701)            409
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income ...................................        59,407          58,473          52,669        117,880         103,886
Noninterest expense ..................................       118,766         113,061         111,587        231,827         227,924
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes ..................................        77,872          77,480          73,691        155,352         119,648
Income tax expense ...................................        27,861          27,349          26,338         55,210          42,724
------------------------------------------------------------------------------------------------------------------------------------
Net income ...........................................   $    50,011     $    50,131    $     47,353    $   100,142     $    76,924
====================================================================================================================================
Net income applicable to common shareholders .........   $    48,407     $    48,406    $     45,628    $    96,813     $    73,474
====================================================================================================================================
Per common share information:
   Net income ........................................   $      0.31     $      0.31    $       0.29    $      0.62     $      0.47
   Net income - assuming dilution ....................   $      0.31     $      0.31    $       0.29    $      0.61     $      0.46
   Cash dividends declared ...........................   $      0.12     $      0.12    $      0.105    $      0.24     $      0.21
Average shares outstanding (000s) ....................       156,937         157,512         157,186        157,225         157,070
Average shares outstanding - assuming dilution (000s)        158,363         158,238         158,693        158,353         158,860
Dividend payout ratio ................................         38.71%          38.71%          36.21%         38.71%          44.68%
====================================================================================================================================
Selected quarter-end balances (in millions)
Loans ................................................   $  11,591.7     $  11,326.0    $   10,484.8
Deposits .............................................      12,261.8        12,161.2        11,328.9
Debt .................................................         844.4           844.6           805.3
Equity ...............................................       1,415.4         1,393.7         1,345.2
Total assets .........................................      15,962.3        15,741.8        14,734.7
====================================================================================================================================
Selected average balances (in millions)
Loans ................................................   $  11,423.2     $  10,973.5    $   10,279.2    $  11,198.4     $  10,139.6
Deposits .............................................      12,082.4        11,875.8        11,072.6       11,979.1        10,921.1
Debt .................................................         844.5           844.7           805.3          844.6           805.7
Equity ...............................................       1,392.8         1,383.1         1,356.5        1,388.0         1,356.5
Total assets .........................................      15,788.5        15,289.1        14,428.4       15,538.8        14,344.3
====================================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent) .............          4.27%           4.27%           4.39%          4.27%           4.37%
Return on assets .....................................          1.27%           1.31%           1.31%          1.29%           1.07%
Return on common equity ..............................         14.90%          15.08%          14.53%         14.99%          11.69%
Return on total equity ...............................         14.36%          14.50%          13.96%         14.43%          11.34%
Efficiency ratio .....................................         53.99%          53.99%          55.83%         53.99%          57.71%
Average equity/average assets ........................          8.82%           9.05%           9.40%          8.93%           9.46%
Tier 1 risk-based capital ratio ......................         10.00%          10.15%           9.85%
Total risk-based capital ratio .......................         11.25%          11.40%          11.10%
Leverage ratio .......................................          7.90%           8.12%           7.96%
====================================================================================================================================
Cash-basis financial data (2)
Net income applicable to common shareholders .........   $    52,288     $    52,329    $     48,708    $   104,617     $    79,197
Net income per common share ..........................   $      0.33     $      0.33    $       0.31    $      0.67     $      0.50
Net income per common share - assuming dilution ......   $      0.33     $      0.33    $       0.31    $      0.66     $      0.50
Return on assets .....................................          1.38%           1.43%           1.41%          1.41%           1.17%
Return on common equity ..............................         18.89%          19.14%          17.93%         19.01%          14.41%
Efficiency ratio .....................................         51.78%          51.62%          54.00%         51.70%          56.05%
Average equity/average assets ........................          7.70%           7.90%           8.32%          7.80%           8.45%
====================================================================================================================================
----------------
     (1) All financial  information has been restated for mergers  accounted for as  poolings of  interests.  The  effects of mergers  accounted  for as purchase transactions have been included from the date of consummation.
         Prior periods have been conformed to current-period  presentation.
     (2) Excluding amortization  and balances of purchase accounting intangibles net of applicable taxes.

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

SECOND-QUARTER 2000 HIGHLIGHTS

     Strong financial results and solid growth are reflected in Hibernia Corporation's financial information for the second quarter and first six months of 2000.

o Net income for the second quarter of 2000 totaled $50.0 million ($.31 per common share), up 6% compared to $47.4 million ($.29 per common share) for the second quarter of 1999. Net income for the first six months of 2000 totaled $100.1 million ($.62 per common share), up 30% compared to $76.9 million ($.47 per common share) for the first six months of 1999.

o Cash-basis net income was $53.9 million ($.33 per common share) in the second quarter of 2000, up 7% compared to $50.4 million ($.31 per common share) in the second quarter of 1999. Cash-basis net income was $107.9 million ($.67 per common share) for the first six months of 2000, up 31% compared to $82.6 million ($.50 per common share) for the first six months of 1999.

o Net income for the second quarter of 2000, excluding merger-related expenses, was $50.0 million ($.31 per common share), up 5% compared to $47.5 million ($.29 per common share) for the second quarter of 1999. Net income for the first six months of 2000, excluding merger-related expenses, was $100.2 million ($.62 per common share), up 21% compared to $82.7 million ($.50 per common share) for the first six months of 1999.

o On a taxable-equivalent basis excluding securities transactions, revenues for the second quarter of 2000 totaled $220.0 million, a $20.1 million (10%) increase from the second quarter 1999 level of $199.9 million. On a taxable-equivalent basis excluding securities transactions, revenues for the first six months of 2000 totaled $429.4 million, a $34.5 million (9%) increase from the first six months of 1999 level of $394.9 million. Noninterest income (excluding securities transactions) increased $10.8 million (21%) to $63.1 million for the second quarter of 2000 compared to the second quarter of 1999. Noninterest income (excluding securities transactions) increased $18.1 million (17%) to $121.6 million for the first six months of 2000 compared to the first six months of 1999.

o Total assets increased $1.2 billion (8%) to $16.0 billion at June 30, 2000 compared to June 30, 1999. Shareholders' equity increased $70.2 million (5%) to $1.4 billion at June 30, 2000 compared to June 30, 1999. Book value per common share increased $.53 (7%) to $8.45 at June 30, 2000 compared to June 30, 1999.

o Total loans increased $1.1 billion (11%) from June 30, 1999 to $11.6 billion at June 30, 2000. Consumer loans grew $1.4 billion (34%) to $5.6 billion, small business loans increased $77.2 million (3%) to $2.4 billion and commercial loans decreased $380.6 million (10%) to $3.6 billion.

o Total deposits grew $0.9 billion (8%) from June 30, 1999 to $12.3 billion at June 30, 2000.

o In April 2000, the Board of Directors authorized a buyback of up to 7.5 million common shares over the next 12 months. As of June 30, 2000, the Company had repurchased approximately 1.8 million shares of its common stock.

o Hibernia continues to broaden its range of financial products and services. On April 1, 2000, Hibernia added investment banking with the completion of the merger with Southcoast Capital, L.L.C. and on July 6, 2000, Hibernia expanded its insurance line by completing a merger with The Rosenthal Agency.


MERGER ACTIVITY

     On July 6, 2000, the Company significantly expanded its insurance capabilities by consummating the purchase of The Rosenthal Agency (Rosenthal), Louisiana's largest independent insurance broker and the 90th largest in the United States. Rosenthal's client base includes specialty industries such as energy and marine, construction and bonding, transportation, real estate, wholesalers and auto dealerships. On June 22, 2000, the Company completed the purchase of three East Texas banking offices from Compass Bank (the "Compass transaction"). This transaction resulted in the acquisition of $115 million in deposits and selected loans of $39 million. On April 1, 2000, the Company consummated the purchase of Southcoast Capital, L.L.C. (Southcoast), a full-service investment banking firm providing corporate finance, equity research, institutional equity sales and trading services. In accordance with the purchase method of accounting, the financial results of the purchased companies are included from the dates of consummation of the mergers.

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

     Measures of financial performance subsequent to purchase transactions are more relevant when comparing cash-basis results (i.e., before amortization of purchase accounting intangibles), because they are more indicative of cash flows, and thus the Company's ability to support growth and pay dividends. The cash-basis measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on page 13.

     The institutions with which the Company merged are collectively referred to as the "merged companies." The merged companies in transactions accounted for as poolings of interests are referred to as the "pooled companies," and the merged companies in transactions accounted for as purchases are referred to as the "purchased companies."

     Upon the completion of two banking offices currently under construction in Southeast Louisiana, Hibernia will have 255 locations in 34 Louisiana parishes and 15 Texas counties.


FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $14.7 billion in the second quarter of 2000, a $1.2 billion (9%) increase from the second-quarter 1999 average of $13.5 billion. The increase in average earning assets was primarily due to loan growth in the consumer portfolio, as a result of the Company's continued emphasis on real estate secured loans and an increase in indirect lending. Hibernia has funded the loan growth through increases in deposits and borrowed funds.

     Loans. Average loans for the second quarter of 2000 of $11.4 billion were up $449.7 million (4%) from the first quarter of 2000 and up $1.1 billion (11%) compared to the second quarter of 1999. Excluding the effect of the Compass transaction, average loans increased approximately 4% for the second quarter of 2000 compared to the first quarter of 2000. Excluding the effect of the Compass and Beaumont transactions, average loans increased approximately 10% for the second quarter of 2000 compared to the second quarter of 1999.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at June 30, 2000, March 31, 2000 and June 30, 1999. Total loans increased $265.7 million (2%) during the second quarter of 2000 compared to March 31, 2000.

===================================================================================================================================
TABLE 1 - COMPOSITION OF LOAN PORTFOLIO
===================================================================================================================================
                                                         June 30, 2000             March 31, 2000              June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                        Loans    Percent           Loans    Percent           Loans    Percent
===================================================================================================================================
Commercial:
    Commercial and industrial .....              $   1,442.3      12.4%     $   1,476.8      13.0%     $   1,471.5      14.0%
    Services industry .............                    848.4       7.3            905.2       8.0          1,064.2      10.2
    Real estate ...................                    455.0       3.9            494.3       4.4            482.9       4.6
    Health care ...................                    299.7       2.6            329.6       2.9            319.0       3.0
    Transportation,  communications
       and utilities ..............                    227.5       2.0            244.6       2.2            224.8       2.2
    Energy ........................                    253.1       2.2            240.8       2.1            355.4       3.4
    Other .........................                     75.3       0.7             65.8       0.6             64.1       0.6
-----------------------------------------------------------------------------------------------------------------------------------
       Total commercial ...........                  3,601.3      31.1          3,757.1      33.2          3,981.9      38.0
-----------------------------------------------------------------------------------------------------------------------------------
Small Business:
    Commercial and industrial .....                    782.3       6.7            763.1       6.7            884.1       8.4
    Services industry .............                    585.8       5.0            556.8       4.9            501.9       4.8
    Real estate ...................                    382.7       3.3            372.5       3.3            326.9       3.1
    Health care ...................                    144.8       1.2            142.9       1.3            129.9       1.2
    Transportation,  communications
       and utilities ..............                     87.8       0.8             94.3       0.8             79.0       0.8
    Energy ........................                     32.6       0.3             33.3       0.3             37.6       0.4
    Other .........................                    377.8       3.3            373.5       3.3            357.2       3.4
-----------------------------------------------------------------------------------------------------------------------------------
       Total small business .......                  2,393.8      20.6          2,336.4      20.6          2,316.6      22.1
-----------------------------------------------------------------------------------------------------------------------------------
Consumer:
    Residential mortgages:
       First mortgages ............                  2,660.0      22.9          2,520.4      22.3          1,970.8      18.8
       Junior liens ...............                    344.5       3.0            303.4       2.7            230.9       2.2
    Indirect ......................                  1,570.7      13.6          1,433.0      12.6          1,010.0       9.6
    Revolving credit ..............                    412.9       3.6            379.3       3.3            346.9       3.3
    Other .........................                    608.5       5.2            596.4       5.3            627.7       6.0
-----------------------------------------------------------------------------------------------------------------------------------
       Total consumer .............                  5,596.6      48.3          5,232.5      46.2          4,186.3      39.9
-----------------------------------------------------------------------------------------------------------------------------------
Total loans .......................              $  11,591.7     100.0      $  11,326.0     100.0%     $  10,484.8     100.0%
===================================================================================================================================

     Consumer loans increased $364.1 million (7%) and $1.4 billion (34%) compared to March 31, 2000 and June 30, 1999, respectively. The consumer portfolio growth was primarily in residential mortgages and indirect loans.

     Small business loans increased $57.4 million (2%) and $77.2 million (3%) compared to March 31, 2000 and June 30, 1999, respectively. The growth in the small business portfolio was primarily focused in the services industry and real estate categories, partially offset with a decrease in the commercial and industrial category.

     Commercial loans decreased $155.8 million (4%) compared to March 31, 2000 and decreased $380.6 million (10%) compared to June 30, 1999. The decrease in commercial loans from June 30, 1999 was the result of the implementation in 1999 of policies designed to create more granularity in and diversify the risk of the portfolio.

     While oil prices have rebounded in recent months from the worldwide decrease in oil prices experienced in 1998 and early 1999, the recovery in the energy industry may be delayed due to uncertainties with respect to future price trends. This lag in recovery is especially evident in the energy-services sector. The Company's experienced energy/maritime management team reviews the energy portfolio for potential adverse developments and proactively manages Hibernia's exposure to risk. As a result of these efforts, the Company's energy portfolio has been reduced from levels experienced in early 1999. However, the Company remains active in the energy industry on a selective basis, and the energy portion of the loan portfolio represents 2.5% of total loans as of June 30, 2000.

     During 2000 and 1999, Hibernia securitized $625.1 million of its residential first mortgages through the Federal National Mortgage Association
(FNMA), of which $112.5 million was securitized during the second quarter of 2000, $302.6 million was securitized during the fourth quarter of 1999 and $210.0 million was securitized during the second quarter of 1999. These portions of the consumer portfolio were securitized with recourse provisions, and reserves have been established to cover potential losses. These transactions affect the categorization of individual line items on the balance sheet by reducing mortgage loans and increasing securities and related recourse reserves.

     Securities Available for Sale. Average securities available for sale decreased $33.7 million (1%) in the second quarter of 2000 compared to the second quarter of 1999, and were down $94.5 million (3%) for the first six months of 2000 compared to the same period in 1999. The decrease was primarily the result of the change in unrealized securities gains (losses) reflecting the current interest rate environment. Securities primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

     Securities Held to Maturity. Average securities held to maturity in the second quarter of 2000 totaled $370.3 million. Average securities held to maturity for the first six months of 2000 totaled $333.8 million. The increases from the second quarter and the first six months of 1999 were a result of the securitizations of residential first mortgages in the first quarter of 2000 and the fourth quarter of 1999.

     Short-Term Investments. Average short-term investments, primarily federal funds sold and securities purchased under agreements to resell (reverse repurchase agreements), for the three months ended June 30, 2000 totaled $106.9 million, down $111.4 million (51%) compared to $218.3 million in the second quarter of 1999. For the six months of 2000 compared to the same period in 1999, average short-term investments decreased $107.5 million (41%) to $151.7 million. The decrease in short-term investments is primarily due to a reduction in reverse repurchase agreements. This reduction is the result of the securitizations of residential first mortgages previously discussed which generated collateral required for certain deposits, thus reducing the need for reverse repurchase agreements.

     Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the second quarter of 2000 decreased $120.2 million (60%) compared to the second quarter of 1999, and decreased $141.6 million (65%) for the first six months of 2000 compared to the same period in 1999. As a result of changes in the interest rate environment, the Company experienced an increase in the level of adjustable-rate mortgages funded and retained. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

ASSET QUALITY

     Several key measures are used to evaluate and monitor the Company's asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property, in addition to their related ratios.

     Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total delinquencies decreased $44.8 million (51%) from June 30, 1999 and decreased $2.3 million (5%) from March 31, 2000. Accruing loans past due 90 days or more were $5.9 million at June 30, 2000 compared to $35.8 million at June 30, 1999 and $6.3 million at March 31, 2000.

     Delinquencies at June 30, 1999 included the Company's $29.4 million participation in a syndicated, secured credit to an oil and gas company. This participation was sold in the third quarter of 1999.

============================================================================================================================
TABLE 2 - LOAN DELINQUENCIES
============================================================================================================================
                                                        June 30     March 31       Dec. 31     Sept. 30       June 30
($ in millions)                                            2000         2000          1999         1999          1999
----------------------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ...........................          $   36.4      $  38.3      $   43.6      $  72.6      $   51.3
    90 days or more .........................               5.9          6.3           6.0          7.3          35.8
-----------------------------------------------------------------------------------------------------------------------------
        Total delinquencies .................          $   42.3      $  44.6      $   49.6      $  79.9      $   87.1
----------------------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ..............................              0.04%        0.11%         0.15%        0.92%         1.11%
    Small business ..........................              0.38%        0.42%         0.34%        0.37%         0.47%
    Consumer ................................              0.57%        0.58%         0.75%        0.76%         0.76%
    Total loans .............................              0.37%        0.39%         0.46%        0.73%         0.83%
============================================================================================================================

     Delinquencies as a percentage of total loans at June 30, 2000 were 0.37%, down from 0.83% a year ago and down from 0.39% at March 31, 2000. Commercial delinquencies at June 30, 1999 reflected the Company's exposure to the syndicated oil and gas credit previously discussed. The improvement in small business delinquencies from the second quarter of 1999 is the result of continued enhancements in the underwriting, portfolio management and collection processes. The improvement in consumer delinquencies from the prior year is due to a continued strong focus on the collection process as well as growth in the consumer portfolio.

     Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $95.2 million at June 30, 2000, up from $86.7 million at June 30, 1999 and up from $77.4 million at March 31, 2000. The change from the first quarter of 2000 was primarily driven by nonaccrual loans in the commercial loan portfolio, which increased to $69.9 million from $51.2 million. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

     Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $7.3 million at June 30, 2000, down $2.0 million (22%) from a year earlier, and up $0.1 million (1%) from March 31, 2000. Excess bank-owned property at June 30, 2000 was down $1.2 million (26%) from June 30, 1999, and down $0.5 million (13%) from March 31, 2000.

     Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At June 30, 2000 the Company's nonperforming asset ratio was 0.91% compared to 0.96% at June 30, 1999 and 0.78% at March 31, 2000.

     The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

=============================================================================================================================
TABLE 3 - NONPERFORMING ASSETS
=============================================================================================================================
                                               June 30        March 31         Dec. 31        Sept. 30         June 30
($ in thousands)                                  2000            2000            1999            1999            1999
-----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
    Commercial .......................        $ 69,905        $ 51,187        $ 51,620        $ 35,906        $ 63,425
    Small business ...................          19,515          19,325          18,329          19,061          19,039
    Consumer .........................           5,740           6,928           6,512           6,991           4,203
Restructured loans ...................               -               -               -               -               -
-----------------------------------------------------------------------------------------------------------------------------
        Total nonperforming loans ....          95,160          77,440          76,461          61,958          86,667
-----------------------------------------------------------------------------------------------------------------------------
Foreclosed assets ....................           7,283           7,186           7,710           9,944           9,311
Excess bank-owned property ...........           3,389           3,887           4,197           4,127           4,559
-----------------------------------------------------------------------------------------------------------------------------
        Total nonperforming assets ...        $105,832        $ 88,513        $ 88,368        $ 76,029        $100,537
=============================================================================================================================
Reserve for loan losses ..............        $162,757        $161,274        $156,072        $156,282        $150,805
Nonperforming loan ratio:
    Commercial loans .................            1.94%           1.36%           1.40%           0.95%           1.59%
    Small business loans .............            0.82%           0.83%           0.78%           0.81%           0.82%
    Consumer loans ...................            0.10%           0.13%           0.14%           0.15%           0.10%
    Total loans ......................            0.82%           0.68%           0.70%           0.57%           0.83%
Nonperforming asset ratio ............            0.91%           0.78%           0.81%           0.70%           0.96%
Reserve for loan losses as a
    percentage of nonperforming loans           171.04%         208.26%         204.12%         252.24%         174.01%
=============================================================================================================================

     At June 30, 2000 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $89.4 million. The related portion of the reserve for loan losses was $27.9 million. The comparable amounts at June 30, 1999 were $82.7 million and $21.0 million, respectively. These loans are included in nonaccrual loans in Table 3.

     Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $41.1 million were added to nonperforming loans during the second quarter of 2000. Charge-offs reduced nonperforming loans by $9.5 million. Loans totaling $1.5 million were returned to performing status while payments and sales resulted in a $10.6 million further reduction in nonperforming loans in the second quarter of 2000. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

===========================================================================================================
TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY
===========================================================================================================
                                              2000                               1999
-----------------------------------------------------------------------------------------------------------
                                      Second         First        Fourth         Third        Second
($ in thousands)                     Quarter       Quarter       Quarter       Quarter       Quarter
-----------------------------------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period ..       $ 77,440      $ 76,461      $ 61,958      $ 86,667      $ 63,454
Additions ...................         41,057        11,329        32,296        24,309        43,804
Charge-offs, gross ..........         (9,499)       (3,998)      (10,347)      (16,195)       (9,974)
Transfer to OREO ............         (1,693)       (1,355)       (2,489)       (1,623)         (801)
Returns to performing status          (1,522)         (420)         (869)       (5,064)         (509)
Payments and sales ..........        (10,623)       (4,577)       (4,088)      (26,136)       (9,307)
-----------------------------------------------------------------------------------------------------------
Nonperforming loans
    at end of period ........       $ 95,160      $ 77,440      $ 76,461      $ 61,958      $ 86,667
===========================================================================================================

     In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming totaled $81.2 million at June 30, 2000, an increase of $13.6 million (20%) from March 31, 2000 and a decrease of $0.4 million from June 30, 1999.

RESERVE AND PROVISION FOR LOAN LOSSES

     The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the risk of loss in the loan portfolio in light of current economic conditions and market trends. The Company recorded a $17.0 million provision for loan losses in the second quarter of 2000 and a $33.3 million provision for the first six months of 2000, compared to $12.2 million and $42.2 million in the comparable periods of 1999. The higher provision for the first six months of 1999 was primarily due to expected losses resulting from the bankruptcy of one large commercial loan customer. The provision for loan losses for the second quarter and first six months of 2000 exceeded net charge-offs by $1.1 million and $6.3 million, respectively.

     Net charge-offs totaled $15.9 million in the second quarter of 2000 and $26.9 million for the first six months of 2000 compared to $14.4 million and $24.8 million in the comparable periods of 1999. As a percentage of average loans, annualized net charge-offs were 0.56% in the second quarter of 2000, unchanged from the second quarter of 1999, and up from 0.40% in the first quarter of 2000. Commercial net charge-offs declined to $7.8 million in the second quarter of 2000 from $9.7 million in the same period of 1999, and increased from $2.6 million in the first quarter of 2000. Net charge-offs of $2.0 million in the small business portfolio for the second quarter of 2000 were relatively unchanged from the comparable period in 1999, and decreased $1.0 million from $3.0 million in the first quarter of 2000. Consumer net charge-offs increased to $6.1 million in the second quarter of 2000, up from $2.8 million in the second quarter of 1999 and $5.4 million in the prior quarter. The second quarter of 1999 included a $0.7 million recovery on the sale of a portfolio of charged off consumer loans. The increase in consumer net charge-offs resulted from the growth in the consumer portfolio and a higher level of charge-offs in the indirect automobile lending portfolio.

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

     There were no significant changes in the composition of the loan portfolio from the second quarter of 1999 except for the previously discussed decrease in the commercial portfolio and increases in the small business and consumer portfolios, particularly in residential mortgages and indirect loans. The Company continued to focus on managing its problem loan exposure in the second quarter of 2000. The reserve coverage of total loans was virtually unchanged for the second quarter of 2000 based on management's assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company's internal risk rating system and based on consistent application of our reserve methodology.

     Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

===========================================================================================================================
TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY
===========================================================================================================================
                                                          2000                                 1999
---------------------------------------------------------------------------------------------------------------------------
                                                 Second          First         Fourth          Third         Second
($ in thousands)                                Quarter        Quarter        Quarter        Quarter        Quarter
---------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period ........       $ 161,274      $ 156,072      $ 156,282      $ 150,805      $ 150,008
Loans charged off:
    Commercial ........................          (8,589)        (2,826)        (9,402)       (19,221)       (10,390)
    Small business ....................          (3,174)        (3,947)        (3,432)        (2,803)        (2,916)
    Consumer ..........................          (7,782)        (7,198)        (7,440)        (5,906)        (5,524)
Recoveries:
    Commercial ........................             777            204            426          1,367            682
    Small business ....................           1,158            951          1,075          1,790            970
    Consumer ..........................           1,709          1,768          1,645          1,750          2,740
---------------------------------------------------------------------------------------------------------------------------
Net loans charged off .................         (15,901)       (11,048)       (17,128)       (23,023)       (14,438)
Provision for loan losses .............          17,000         16,250         17,100         28,500         12,200
Additions due to purchase transactions              452              -              -              -          3,035
Transfer due to securitizations .......             (68)             -           (182)             -              -
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period ..............       $ 162,757      $ 161,274      $ 156,072      $ 156,282      $ 150,805
===========================================================================================================================
Reserve for loan losses
    as a percentage of loans ..........            1.40%          1.42%          1.44%          1.44%          1.44%
Annualized net charge-offs as a
    percentage of average loans:
        Commercial ....................            0.85%          0.28%          0.97%          1.85%          0.97%
        Small business ................            0.34%          0.52%          0.40%          0.18%          0.36%
        Consumer ......................            0.45%          0.44%          0.48%          0.37%          0.27%
        Total loans ...................            0.56%          0.40%          0.63%          0.86%          0.56%
===========================================================================================================================

     The assumptions and methodologies used in allocating the reserve were unchanged during the quarter. The allocations to the commercial and small business portfolios continued to increase from a year ago resulting in a decline in unallocated reserves. This reallocation is consistent with management's expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio.

     The reserve coverage of annualized net charge-offs declined during the quarter to 256% from 365% in the first quarter of 2000 and 261% in the second quarter of 1999. This decline was primarily due to the higher level of net charge-offs during the second quarter of 2000. The reserve for loan losses is established to provide for losses which are inherent in the portfolio.
Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

     The reserve for loan losses totaled $162.8 million, or 1.40% of total loans at June 30, 2000, compared to $150.8 million, or 1.44% of total loans at June 30, 1999 and $161.3 million, or 1.42% of total loans at March 31, 2000. The reserve for loan losses as a percentage of nonperforming loans was 171% at June 30, 2000, compared to 174% at June 30, 1999 and 208% at March 31, 2000. The
present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, current economic conditions and market trends.


FUNDING SOURCES:

DEPOSITS

     Average deposits totaled $12.1 billion in the second quarter of 2000, a $1.0 billion (9%) increase from the second quarter of 1999. For the first six months of 2000 compared to the same period in 1999, average deposits increased $1.1 billion (10%) to $12.0 billion. Excluding the effect of the Compass and Beaumont transactions, average deposits increased approximately 7% for the second quarter of 2000 compared to the same period in 1999. Table 6 presents the composition of average deposits for the periods presented.

=================================================================================================================================
TABLE 6 - DEPOSIT COMPOSITION
=================================================================================================================================
                                              Second Quarter 2000           First Quarter 2000          Second Quarter 1999
---------------------------------------------------------------------------------------------------------------------------------
                                               Average        %of           Average        %of           Average        %of
($ in millions)                               Balances   Deposits          Balances   Deposits          Balances   Deposits
---------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing ............           $   2,096.6      17.3%       $   2,036.3      17.1%       $   2,010.3      18.2%
NOW accounts ...................                 296.2       2.4              304.6       2.6              370.9       3.3
Money market deposit accounts ..               2,124.4      17.6            2,204.2      18.6            2,077.7      18.8
Savings accounts ...............               2,108.9      17.5            2,028.3      17.1            1,629.8      14.7
Other consumer time deposits ...               2,922.9      24.2            2,908.6      24.5            2,950.4      26.6
---------------------------------------------------------------------------------------------------------------------------------
    Total core deposits ........               9,549.0      79.0            9,482.0      79.9            9,039.1      81.6
---------------------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more                1,035.8       8.6              973.1       8.2            1,124.3      10.2
Certificates of deposit of
    $100,000 or more ...........               1,134.5       9.4            1,096.7       9.2              617.2       5.6
Foreign time deposits ..........                 363.1       3.0              324.0       2.7              292.0       2.6
---------------------------------------------------------------------------------------------------------------------------------
    Total deposits .............           $  12,082.4     100.0%       $  11,875.8     100.0%       $  11,072.6     100.0%
=================================================================================================================================

     Average core deposits totaled $9.5 billion in the second quarter of 2000, a $509.9 million (6%) increase from the second quarter of 1999. The Compass and Beaumont transactions accounted for approximately 35% of the growth in average core deposits in the second quarter of 2000 compared to the second quarter of 1999. Average noninterest-bearing deposits grew $86.3 million and average savings deposits increased $479.1 million in the second quarter of 2000 compared to the second quarter of 1999. The increases were primarily due to internal growth as a result of Hibernia's emphasis on attracting new deposits and expanding current banking relationships through outstanding service and the promotion of products, including Tower GoldSM Services, which offers liquidity, competitive interest rates and the security of a bank deposit. NOW account average balances were down $74.7 million and average money market deposit accounts were up $46.7 million in the second quarter of 2000 compared to the second quarter of 1999.

     Average noncore deposits were up $499.9 million (25%) from the second quarter of 1999 to $2.5 billion or 21% of total deposits. The Compass and Beaumont transactions accounted for approximately 15% of the growth in average noncore deposits in the second quarter of 2000 compared to the second quarter of 1999. Average large denomination certificates of deposit increased $428.8 million compared to the second quarter of 1999 as a result of competitive pricing and increased marketing efforts. Average foreign time deposits increased $71.1 million due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

     Total deposits at June 30, 2000 were $12.3 billion, up $0.9 billion (8%) from June 30, 1999. The Compass transaction accounted for approximately 10% of the growth in total deposits.


BORROWINGS

     Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and debt) increased $296.7 million (16%) to $2.1 billion for the second quarter of 2000 compared to the second quarter of 1999. For the first six months of 2000 compared to the first six months of 1999, average borrowings increased $117.0 million (6%) to $2.0 billion.

     Average debt for the second quarter of 2000 totaled $844.5 million, up from $805.3 million in the second quarter of 1999. At June 30, 2000 the Company's debt, which is comprised of advances from the Federal Home Loan Bank of Dallas
(FHLB), totaled $844.4 million. Debt increased $39.1 million from June 30, 1999 as Hibernia locked in attractive rates. During 1999, the FHLB exercised its right to call a $100 million advance, and a $100 million advance reached maturity. Replacement funding consisted of a $200 million advance bearing a fixed rate of 5.65% and a $40 million advance bearing a monthly adjustable rate. The FHLB may demand payment of $400 million in callable advances at quarterly intervals, of which $200 million is not callable before September 2001 and $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate. The Company's reliance on borrowings, while higher than a year ago, continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.


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

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $12.0 million at June 30, 2000, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of derivative financial instruments held for trading totaled $479.1 million at June 30, 2000. In addition to these customer-related derivative financial instruments, the Company has entered into derivative contracts for its own account related to its mortgage origination activity which totaled $170.8 million at June 30, 2000. Hibernia's credit exposure related to derivative financial instruments held for trading totaled $5.6 million at June 30, 2000.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the second quarter of 2000 totaled $156.8 million, a $9.3 million increase from the same period in 1999 and up $5.9 million from the first quarter of 2000. Taxable-equivalent net interest income for the first six months of 2000 totaled $307.8 million, a $16.4 million increase over the first six months of 1999.

     Factors contributing to the increase in net interest income for the second quarter and first six months of 2000 over the comparable periods in 1999 include: overall growth in earning assets, the positive effect of the change in the mix of earning assets from short-term investments and mortgage loans held for sale to loans and securities; higher yields on earning assets; and the effect of the Beaumont transaction (approximately 40% of the increase for the second quarter and first six months of 2000). These factors were partially offset by higher rates paid on deposits and borrowings; the continuing change in the deposit mix toward market-rate deposits; and the effect of the change in the mix of the loan portfolio.

     Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

===================================================================================================================
TABLE 7 - INTEREST-EARNING ASSET COMPOSITION
===================================================================================================================
                                                        2000                              1999
-------------------------------------------------------------------------------------------------------------------
                                               Second         First        Fourth         Third        Second
(Percentage of average balances)              Quarter       Quarter       Quarter       Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
Commercial loans .................              24.9%         26.0%         26.6%         28.0%         29.8%
Small business loans .............              16.0          16.4          16.9          16.8          16.1
Consumer loans ...................              36.7          35.0          34.6          32.6          30.4
-------------------------------------------------------------------------------------------------------------------
    Total loans ..................              77.6          77.4          78.1          77.4          76.3
-------------------------------------------------------------------------------------------------------------------
Securities available for sale ....              18.6          18.6          19.0          20.0          20.6
Securities held to maturity ......               2.5           2.1           0.9             -             -
-------------------------------------------------------------------------------------------------------------------
    Total securities .............              21.1          20.7          19.9          20.0          20.6
-------------------------------------------------------------------------------------------------------------------
Short-term investments ...........               0.7           1.4           1.3           1.6           1.6
Mortgage loans held for sale .....               0.6           0.5           0.7           1.0           1.5
-------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets              100.0%        100.0%        100.0%        100.0%        100.0%
===================================================================================================================

     Table 8 details the net interest margin  for the most recent five quarters.

======================================================================================================================
TABLE 8 - NET INTEREST MARGIN   (taxable-equivalent)
======================================================================================================================
                                                           2000                               1999
----------------------------------------------------------------------------------------------------------------------
                                                  Second         First        Fourth          Third       Second
                                                 Quarter       Quarter       Quarter        Quarter      Quarter
----------------------------------------------------------------------------------------------------------------------
Yield on earning assets .............              8.32%         8.12%         7.98%         7.91%         7.72%
Rate on interest-bearing liabilities               4.92          4.66          4.44          4.26          4.11
----------------------------------------------------------------------------------------------------------------------
    Net interest spread .............              3.40          3.46          3.54          3.65          3.61
Contribution of
    noninterest-bearing funds .......              0.87          0.81          0.80          0.77          0.78
----------------------------------------------------------------------------------------------------------------------
    Net interest margin .............              4.27%         4.27%         4.34%         4.42%         4.39%
======================================================================================================================
Noninterest-bearing funds
    supporting earning assets .......             17.65%        17.47%        17.98%        18.27%        19.07%
======================================================================================================================

     The net interest margin was 4.27% for the second quarter of 2000, down 12 basis points from the second quarter of 1999 and unchanged from the first quarter of 2000. The decline in the net interest margin from 1999 is primarily the result of a decline in the level of noninterest-bearing funds supporting earning assets, a shift in deposit mix toward market rate funds and a higher level of public fund certificates of deposit. Although these public fund deposits had a positive impact on net interest income by virtue of their collateral requirements, the net interest spread earned on these funds is thinner in relation to other earning assets. These factors were partially offset by the positive effects of the overall growth of earning assets and the change in the mix of earning assets.

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 2000 and the first quarter of 2000 and between the second quarter of 2000 and the second quarter of 1999.

====================================================================================================================================
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
====================================================================================================================================
                                                                        Second Quarter 2000 Compared to:
------------------------------------------------------------------------------------------------------------------------------------
                                                         First Quarter 2000                        Second Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Increase (Decrease) Due to Change In:
------------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                 Volume           Rate         Total        Volume           Rate        Total
------------------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ...............          $   (527)      $  3,591      $  3,064      $ (6,894)      $ 11,453     $  4,559
     Small business loans ...........               801          1,096         1,897         4,251          2,690        6,941
     Consumer loans .................             9,250          1,259        10,509        27,336          1,653       28,989
------------------------------------------------------------------------------------------------------------------------------------
         Loans ......................             9,524          5,946        15,470        24,693         15,796       40,489
------------------------------------------------------------------------------------------------------------------------------------
     Securities available for sale ..             1,730            998         2,728          (539)         2,910        2,371
     Securities held to maturity ....             1,132             43         1,175         5,744              -        5,744
------------------------------------------------------------------------------------------------------------------------------------
         Securities .................             2,862          1,041         3,903         5,205          2,910        8,115
------------------------------------------------------------------------------------------------------------------------------------
     Short-term investments .........            (1,387)           236        (1,151)       (1,645)           543       (1,102)
     Mortgage loans held for sale ...                75            133           208        (2,282)           561       (1,721)
------------------------------------------------------------------------------------------------------------------------------------
           Total ....................            11,074          7,356        18,430        25,971         19,810       45,781
====================================================================================================================================
Interest paid on:
     NOW accounts ...................               (78)          (127)         (205)         (528)           890          362
     Money market
         deposit accounts ...........              (547)           110          (437)          277          2,269        2,546
     Savings accounts ...............               891            496         1,387         4,767          4,553        9,320
     Other consumer time deposits ...               180          1,507         1,687          (338)         2,718        2,380
     Public fund certificates of
         deposit of $100,000 or more                900          1,157         2,057        (1,122)         3,222        2,100
     Certificates of deposit
         of $100,000 or more ........               543            550         1,093         7,347          1,642        8,989
     Foreign deposits ...............               545            521         1,066           890          1,233        2,123
     Federal funds purchased ........             3,921            917         4,838         1,913          2,710        4,623
     Repurchase agreements ..........               288            751         1,039         1,458          1,797        3,255
     Debt ...........................                (3)            43            40           553            248          801
------------------------------------------------------------------------------------------------------------------------------------
           Total ....................             6,640          5,925        12,565        15,217         21,282       36,499
====================================================================================================================================
Taxable-equivalent
     net interest income ............          $  4,434       $  1,431      $  5,865      $ 10,754       $ (1,472)    $  9,282
====================================================================================================================================
----------
     (1) Change due to mix (both  volume and rate) has been  allocated to volume and rate  changes in  proportion  to the  relationship  of the absolute dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 26 and 27 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended June 30, 2000, March 31, 2000 and June 30, 1999 and the first six months of 2000 and 1999.

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                      Second Quarter 2000                     First Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                            Average                                 Average
interest $ in thousands)                                    Balance      Interest     Rate          Balance       Interest    Rate
====================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................     $   3,668.5    $  81,326     8.92%     $   3,693.2    $  78,262     8.52%
    Small business loans ..........................         2,357.4       54,719     9.34          2,322.5       52,822     9.15
    Consumer loans ................................         5,397.3      113,764     8.47          4,957.8      103,255     8.37
----------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................        11,423.2      249,809     8.79         10,973.5      234,339     8.58
----------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................         2,743.4       46,341     6.76          2,640.2       43,613     6.61
    Securities held to maturity ...................           370.3        5,744     6.20            297.3        4,569     6.15
----------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................         3,113.7       52,085     6.69          2,937.5       48,182     6.56
----------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................           106.9        1,678     6.31            196.6        2,829     5.79
    Mortgage loans held for sale ..................            79.0        1,564     7.92             75.0        1,356     7.24
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............        14,722.8    $ 305,136     8.32%        14,182.6    $ 286,706     8.12%
----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................          (165.0)                                (158.0)
Noninterest-earning assets:
    Cash and due from banks .......................           475.8                                  516.3
    Other assets ..................................           754.9                                  748.2
----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........         1,230.7                                1,264.5
----------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................     $  15,788.5                            $  15,289.1
==================================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................     $     296.2    $   2,659     3.61%     $     304.6    $   2,864     3.78%
        Money market deposit accounts .............         2,124.4       14,609     2.77          2,204.2       15,046     2.75
        Savings accounts ..........................         2,108.9       23,497     4.48          2,028.3       22,110     4.38
        Other consumer time deposits ..............         2,922.9       38,236     5.26          2,908.6       36,549     5.05
        Public fund certificates of deposit
            of $100,000 or more ...................         1,035.8       15,539     6.03            973.1       13,482     5.57
        Certificates of deposit of $100,000 or more         1,134.5       16,590     5.88          1,096.7       15,497     5.68
        Foreign time deposits .....................           363.1        5,331     5.91            324.0        4,265     5.30
----------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......         9,985.8      116,461     4.69          9,839.5      109,813     4.49
----------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................           760.1       12,100     6.40            508.9        7,262     5.74
        Repurchase agreements .....................           533.6        7,732     5.83            512.2        6,693     5.26
    Debt ..........................................           844.5       12,010     5.72            844.7       11,970     5.70
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........        12,124.0    $ 148,303     4.92%        11,705.3    $ 135,738     4.66%
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................         2,096.6                                2,036.3
    Other liabilities .............................           175.1                                  164.4
----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....         2,271.7                                2,200.7
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................         1,392.8                                1,383.1
----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity      $  15,788.5                            $  15,289.1
==================================================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                  3.40%                                  3.46%
Cost of funds supporting interest-earning assets ..                                  4.05%                                  3.85%
Net interest income/margin ........................                    $ 156,833     4.27%                    $ 150,968     4.27%
====================================================================================================================================
----------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries                                                                     Six Months Ended
Taxable-equivalent basis (1)                                      Second Quarter 1999                       June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                            Average                                Average
interest $ in thousands)                                    Balance     Interest     Rate          Balance     Interest     Rate
====================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................     $   4,009.7    $  76,767     7.68%     $   3,680.8    $ 159,588     8.72%
    Small business loans ..........................         2,170.5       47,778     8.83          2,340.0      107,541     9.24
    Consumer loans ................................         4,099.0       84,775     8.29          5,177.6      217,019     8.42
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................        10,279.2      209,320     8.17         11,198.4      484,148     8.69
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................         2,777.1       43,970     6.33          2,691.8       89,953     6.69
    Securities held to maturity ...................               -            -        -            333.8       10,313     6.18
------------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................         2,777.1       43,970     6.33          3,025.6      100,266     6.63
------------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................           218.3        2,780     5.11            151.7        4,507     5.97
    Mortgage loans held for sale ..................           199.2        3,285     6.61             77.0        2,920     7.59
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............        13,473.8    $ 259,355     7.72%        14,452.7    $ 591,841     8.22%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................          (153.8)                                (161.6)
Noninterest-earning assets:
    Cash and due from banks .......................           469.7                                  496.1
    Other assets ..................................           638.7                                  751.6
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........         1,108.4                                1,247.7
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................     $  14,428.4                            $  15,538.8
====================================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................     $     370.9    $   2,297     2.48%     $     300.4    $   5,523     3.70%
        Money market deposit accounts .............         2,077.7       12,063     2.33          2,164.3       29,654     2.76
        Savings accounts ..........................         1,629.8       14,177     3.49          2,068.6       45,607     4.43
        Other consumer time deposits ..............         2,950.4       35,856     4.87          2,915.8       74,787     5.16
        Public fund certificates of deposit
            of $100,000 or more ...................         1,124.3       13,439     4.79          1,004.4       29,020     5.81
        Certificates of deposit of $100,000 or more           617.2        7,601     4.94          1,115.6       32,086     5.78
        Foreign time deposits .....................           292.0        3,208     4.41            343.5        9,597     5.62
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......         9,062.3       88,641     3.92          9,912.6      226,274     4.59
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................           620.0        7,477     4.84            634.5       19,362     6.14
        Repurchase agreements .....................           416.2        4,477     4.31            522.9       14,425     5.55
    Debt ..........................................           805.3       11,209     5.58            844.6       23,980     5.71
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........        10,903.8    $ 111,804     4.11%        11,914.6    $ 284,041     4.79%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................         2,010.3                                2,066.5
    Other liabilities .............................           157.8                                  169.7
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....         2,168.1                                2,236.2
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................         1,356.5                                1,388.0
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity      $  14,428.4                            $  15,538.8
====================================================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................
Cost of funds supporting interest-earning assets ..                                  3.61%                                  3.43%
Net interest income/margin ........................                                  3.33%                                  3.95%
Net interest income/margin ........................                    $ 147,551     4.39%                    $ 307,800     4.27%
====================================================================================================================================
----------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

===============================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===============================================================================================
Hibernia Corporation and Subsidiaries                             Six Months Ended
Taxable-equivalent basis (1)                                        June 30, 1999
-----------------------------------------------------------------------------------------------
(Average balances $ in millions,                            Average
interest $ in thousands)                                    Balance     Interest     Rate
===============================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................     $   3,969.2    $ 152,162     7.73%
    Small business loans ..........................         2,121.4       92,968     8.84
    Consumer loans ................................         4,049.0      167,236     8.32
-----------------------------------------------------------------------------------------------
        Total loans (2) ...........................        10,139.6      412,366     8.20
-----------------------------------------------------------------------------------------------
    Securities available for sale .................         2,786.3       87,444     6.28
    Securities held to maturity ...................               -            -        -
-----------------------------------------------------------------------------------------------
        Total securities ..........................         2,786.3       87,444     6.28
-----------------------------------------------------------------------------------------------
    Short-term investments ........................           259.2        6,449     5.02
    Mortgage loans held for sale ..................           218.6        6,997     6.45
-----------------------------------------------------------------------------------------------
        Total interest-earning assets .............        13,403.7    $ 513,256     7.71%
-----------------------------------------------------------------------------------------------
Reserve for loan losses ...........................          (142.4)
Noninterest-earning assets:
    Cash and due from banks .......................           477.8
    Other assets ..................................           605.2
-----------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........         1,083.0
-----------------------------------------------------------------------------------------------
        Total assets ..............................     $  14,344.3
===============================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................     $     335.5    $   4,275     2.57%
        Money market deposit accounts .............         2,141.3       24,599     2.32
        Savings accounts ..........................         1,486.6       24,911     3.38
        Other consumer time deposits ..............         2,952.7       71,962     4.91
        Public fund certificates of deposit
            of $100,000 or more ...................         1,109.7       26,702     4.85
        Certificates of deposit of $100,000 or more           630.9       15,689     5.01
        Foreign time deposits .....................           298.7        6,534     4.41
-----------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......         8,955.4      174,672     3.93
-----------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................           655.7       15,776     4.85
        Repurchase agreements .....................           423.6        9,023     4.30
    Debt ..........................................           805.7       22,344     5.59
-----------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........        10,840.4    $ 221,815     4.13%
-----------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................         1,965.7
    Other liabilities .............................           181.7
-----------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....         2,147.4
-----------------------------------------------------------------------------------------------
Total shareholders' equity ........................         1,356.5
-----------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity      $  14,344.3
===============================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                  3.58%
Cost of funds supporting interest-earning assets ..                                  3.34%
Net interest income/margin ........................                    $ 291,441     4.37%
===============================================================================================
-----------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

     Noninterest income for the second quarter of 2000 was up $6.7 million (13%) to $59.4 million compared to the same period of 1999. For the first six months of 2000 compared to the same period in 1999, noninterest income was up $14.0 million (13%). Excluding securities transactions, noninterest income increased $10.8 million (21%) in the second quarter of 2000, and was up $18.1 million (17%) during the first six months of 2000 compared to the same period in 1999. The major categories of noninterest income for the three months and six months ended June 30, 2000 and 1999 are presented in Table 10.

================================================================================================================================
TABLE 10 - NONINTEREST INCOME
================================================================================================================================
                                                          Three Months Ended                        Six Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Percentage                               Percentage
                                                  June 30      June 30     Increase        June 30       June 30    Increase
($ in thousands)                                     2000         1999    (Decrease)          2000          1999   (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
Service charges on deposits ............        $  25,190    $  24,124        4%         $  49,267     $  46,726        5%
Brokerage and investment service fees ..           11,586        6,167       88             20,109        11,615       73
Trust fees .............................            7,239        5,669       28             13,903        10,205       36
Mortgage loan origination
    and servicing fees .................            5,733        4,438       29             10,973         8,940       23
Other service, collection and
    exchange charges:
    ATM fees ...........................            3,298        3,026        9              6,525         5,865       11
    Debit/credit card fees .............            3,631        2,830       28              6,869         5,087       35
    Other ..............................            3,507        3,026       16              7,135         5,956       20
--------------------------------------------------------------------------------------------------------------------------------
         Total other service, collection
             and exchange charges ......           10,436        8,882       17             20,529        16,908       21
--------------------------------------------------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans ....              659        1,125      (41)             2,288         3,257      (30)
    Other income .......................            2,295        1,896       21              4,512         5,826      (23)
--------------------------------------------------------------------------------------------------------------------------------
         Total other operating income ..            2,954        3,021       (2)             6,800         9,083      (25)
--------------------------------------------------------------------------------------------------------------------------------
Securities gains(losses), net ..........           (3,731)         368      N/M             (3,701)          409      N/M
-------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income ......        $  59,407    $  52,669       13%         $ 117,880     $ 103,886       13%
================================================================================================================================

     Service charges on deposits increased $1.1 million (4%) for the second quarter of 2000 and $2.5 million (5%) for the first six months of 2000 over the comparable periods in 1999. This change was the result of growth in transaction-based fees and commercial account analysis fees due to an increase in the number of accounts.

     Brokerage and investment service fees increased $5.4 million (88%) and $8.5 million (73%) in the second quarter and the first six months of 2000, respectively, compared to the same periods in 1999. The increases were primarily due to market conditions which resulted in an increase in the sale of financial products including annuities and discount brokerage services, and the effect of the Southcoast transaction, which contributed approximately $3.6 million of income in the second quarter and the first six months of 2000.

     Trust fees were up $1.6 million (28%) in the second quarter of 2000 and $3.7 million (36%) for the first six months of 2000 compared to the same period in 1999 primarily due to the income associated with the $1.4 billion increase in trust assets resulting from the Beaumont transaction. At June 30, 2000 trust assets totaled $9.2 billion.

     Mortgage loan origination and servicing fees increased $1.3 million (29%) in the second quarter and $2.0 million (23%) in the first six months of 2000 compared to the same periods in 1999. The increase in mortgage fees resulted primarily from the Company's continued emphasis on mortgage banking and the increase in volume of mortgage loans serviced to $6.0 billion at June 30, 2000 as compared to $4.8 billion at June 30, 1999. In the first six months of 2000, Hibernia funded approximately $1.0 billion in residential first mortgages.

     Other service, collection and exchange charges were up $1.6 million (17%) and $3.6 million (21%) in the second quarter and the first six months of 2000, respectively, compared to the same periods in 1999. ATM fees increased $0.3 million in the second quarter and $0.7 million in the first six months of 2000 over the comparable periods in 1999 due to the continued growth of the ATM network and expansion of ATM services. Fees generated by Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses led to an increase in debit/credit card fees of $0.8 million for the second quarter and $1.8 million for the first six months of 2000, compared to the same periods in 1999.

     Other operating income decreased $0.1 million (2%) for the second quarter and $2.3 million (25%) for the first six months of 2000 over the comparable periods in 1999. Gains on sales of mortgage loans were down $0.5 million in the second quarter and $1.0 million in the first six months of 2000 over the comparable periods in 1999 primarily due to the current interest rate environment. Other income increased $0.4 million for the second quarter and decreased $1.3 million in the first six months of 2000 compared to the same periods in 1999. The first six months of 1999 included a $1.7 million gain related to an investment in a mezzanine financing.

     Net securities losses totaled $3.7 million in the second quarter and the first six months of 2000 compared to securities gains of $0.4 million for the comparable periods in 1999. The net securities loss in 2000 was due to an energy-related private-equity investment loss of $5.3 million, partially offset by $1.6 million of other securities gains.


NONINTEREST EXPENSE

     For the second quarter of 2000, noninterest expense totaled $118.8 million, a $7.2 million (6%) increase from the second quarter of 1999. For the first six months of 2000 compared to the same period in 1999, noninterest expense was up $3.9 million (2%). On a cash-basis excluding merger-related expenses, noninterest expense increased $6.2 million (6%) in the second quarter of 2000 over the second quarter of 1999, and was up $9.5 million (4%) for the first six months of 2000 compared to the same period in 1999. Merger-related expenses were $0.3 million in the second quarter of 1999, and were $0.1 million and $8.9 million for the first six months of 2000 and 1999, respectively. The major categories contributing to the changes in noninterest expense were staff costs, the amortization of intangibles, loan collection expense and state taxes on equity. Noninterest expense for the three months and six months ended June 30, 2000 and 1999 are presented by major category in Table 11.

     Staff costs, which represent the largest component of noninterest expense, increased $5.4 million (10%) in the second quarter of 2000 and $1.1 million (1%) for the first six months of 2000 compared to the same periods a year ago. Excluding the effect of merger-related expenses, staff costs increased $6.2 million (6%) for the first six months of 2000, of which $4.4 million was related to staff additions from the Beaumont and Southcoast transactions. Merger-related staff costs were $0.1 million and $5.1 million in the first six months of 2000 and 1999, respectively. Merger-related staff costs in 1999, which primarily occurred in the first quarter, included a $4.4 million stock grant agreement with two key merger employees that was in place several years prior to negotiation of the merger agreement.

     Amortization of intangibles, a noncash expense, increased $1.3 million (24%) to $6.6 million in the second quarter of 2000 compared to the second quarter of 1999, and increased $3.4 million (35%) to $13.3 million for the first six months of 2000 compared to the first six months of 1999. This increase is primarily due to amortization of goodwill, core deposit intangibles and trust intangibles associated with the purchase of the Beaumont branches.

     Professional fees decreased $0.2 million (10%) for the second quarter of 2000 compared to the second quarter of 1999 and decreased $0.9 million (21%) for the first six months of 2000 compared to the same period of 1999. Excluding merger-related expenses, professional fees decreased $0.1 million (9%) and $0.1 million (3%) for the second quarter and first six months of 2000, respectively.

====================================================================================================================================
TABLE 11 - NONINTEREST EXPENSE
====================================================================================================================================
                                                           Three Months Ended                           Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Percentage                                   Percentage
                                                  June 30         June 30    Increase         June 30         June 30     Increase
($ in thousands) ................                    2000            1999   (Decrease)           2000            1999    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Salaries ........................               $  51,293       $  46,840       10%         $  97,998       $  98,325        -%
Benefits ........................                   9,523           8,555       11             19,103          17,654        8
------------------------------------------------------------------------------------------------------------------------------------
    Total staff costs ...........                  60,816          55,395       10            117,101         115,979        1
------------------------------------------------------------------------------------------------------------------------------------
Occupancy, net ..................                   8,879           8,233        8             17,287          16,102        7
Equipment .......................                   7,268           8,009       (9)            14,869          17,040      (13)
------------------------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment                  16,147          16,242       (1)            32,156          33,142       (3)
------------------------------------------------------------------------------------------------------------------------------------
Data processing .................                   7,754           7,753        -             15,847          15,819        -
Advertising and promotional
    expenses ....................                   3,770           3,629        4              7,537           7,259        4
Foreclosed property expense, net                      319             (54)     691                396            (425)     193
Amortization of intangibles .....                   6,643           5,337       24             13,273           9,862       35
Telecommunications ..............                   2,095           2,449      (14)             4,483           4,981      (10)
Postage .........................                   1,792           1,769        1              3,734           3,637        3
Stationery and supplies .........                   1,217           1,419      (14)             2,317           2,899      (20)
Professional fees ...............                   1,517           1,686      (10)             3,210           4,086      (21)
State taxes on equity ...........                   3,255           2,848       14              6,009           5,695        6
Regulatory expense ..............                   1,045             762       37              2,085           1,523       37
Loan collection expense .........                   1,445           1,010       43              2,506           2,015       24
Other ...........................                  10,951          11,342       (3)            21,173          21,452       (1)
------------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ...               $ 118,766       $ 111,587        6%         $ 231,827       $ 227,924        2%
====================================================================================================================================
Efficiency ratio (1) ............                   53.99%          55.83%                      53.99%          57.71%
Cash-basis efficiency ratio (2) .                   51.78%          54.00%                      51.70%          56.05%
====================================================================================================================================
----------
     (1) Noninterest expense as a percentage of taxable-equivalent  net interest income plus noninterest income (excluding securities transactions)
     (2) Excluding amortization of purchase accounting intangibles.

     State taxes on equity increased $0.4 million (14%) in the second quarter of 2000 compared to the second quarter of 1999, and increased $0.3 million (6%) for the first six months of 2000 compared to the first six months of 1999 due to the increased level of equity. Loan collection expense increased $0.4 million (43%) in the second quarter of 2000 and $0.5 million (24%) for the first six months of 2000 compared to the same periods a year ago.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at June 30, 2000 was 53.99% compared to 55.83% at June 30, 1999. The ratio for the first six months of 2000 improved to 53.99% from 57.71% for the first six months of 1999. Excluding the effect of merger-related expenses, the efficiency ratio would have been 53.98% for the second quarter of 2000 compared to 55.71% for the second quarter of 1999 and 53.96% for the first six months of 2000 compared to 55.44% for the first six months of 1999.

     The cash-basis efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 51.78% for the second quarter of 2000, a 222 basis point improvement from 54.00% for the comparable period of 1999. For the first six months of 2000, the cash-basis efficiency ratio was 51.70% compared to 56.05% for the first six months of 1999. Excluding the effect of merger-related expenses, the cash-basis efficiency ratio would have been 51.77% for the second quarter of 2000 compared to 53.87% for the second quarter of 1999 and 51.68% for the first six months of 2000 compared to 53.78% for the first six months of 1999. The improvement in efficiency for both periods in 2000 reflects higher revenue growth rates compared to expense growth rates. The Company expects this ratio to decline further in future periods. The declines are expected to result from achievement of cost efficiencies contemplated in completed business combinations, enhancement of noninterest revenue sources and increased net interest income.


INCOME TAXES

     The Company recorded $27.9 million in income tax expense in the second quarter of 2000, a $1.5 million (6%) increase from $26.3 million in the second quarter of 1999 as pretax income rose 6%.

     Hibernia National Bank is subject to a Louisiana shareholders' tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. The Texas operations of Hibernia National Bank are subject to Texas franchise tax.


CAPITAL

     Shareholders' equity totaled $1,415.4 million at June 30, 2000 compared to $1,345.2 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $198.3 million, a $3.1 million increase in unearned compensation and the issuance of $7.4 million of common stock, partially offset by $73.1 million in dividends declared on common stock, a $32.8 million change in unrealized gains (losses) on securities available for sale, an increase of $18.9 million of treasury stock, the redemption of $7.0 million of preferred stock and $6.8 million in dividends declared on preferred stock. The change in unrealized gains (losses) is primarily due to a change in the interest rate environment.

     Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

==================================================================================================================================
TABLE 12 - CAPITAL
==================================================================================================================================
                                                June 30         March 31          Dec. 31          Sept. 30         June 30
($ in millions)                                    2000             2000             1999             1999             1999
----------------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................            $   1,233.7      $   1,229.2      $   1,203.2      $   1,166.1      $   1,128.5
    Total ......................                1,388.1          1,380.7          1,350.7          1,312.1          1,271.8

Assets:
    Quarterly average assets (1)               15,618.5         15,129.7         14,833.7         14,624.0         14,185.1
    Net risk-adjusted assets ...               12,341.7         12,109.4         11,788.6         11,671.2         11,457.9

Ratios:
    Tier 1 risk-based capital ..                  10.00%           10.15%           10.21%            9.99%            9.85%
    Total risk-based capital ...                  11.25%           11.40%           11.46%           11.24%           11.10%
    Leverage ...................                   7.90%            8.12%            8.11%            7.97%            7.96%
==================================================================================================================================
----------------
     (1) Excluding the adjustment  for  unrealized  gains (losses) on securities available for sale and disallowed intangibles.

     The acquisition of selected assets and deposits from three Compass Bank branches, which was completed on June 22, 2000, and the acquisition of the Beaumont branches of Chase Bank of Texas, N.A., which was completed in the second quarter of 1999, enabled Hibernia to leverage its capital by acquiring assets without increasing equity.

     In the first  quarter of 2000,  the  Company  redeemed  approximately  $7.0 million of preferred stock. In April 2000, Hibernia's Board of Directors authorized the Company to begin a buyback of up to 7.5 million common shares over the next 12 months. As of June 30, 2000, the Company had repurchased approximately 1.8 million shares of its common stock. If all of the shares authorized to be repurchased were purchased, the buyback would represent approximately 4.7% of current shares issued.


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

     Attracting and retaining core deposits are the Company's primary sources of liquidity. Core deposits totaled $9.6 billion at June 30, 2000, a $0.2 billion (3%) increase from June 30, 1999. This increase is the result of Hibernia's extensive banking office network, aided by the promotion of attractive deposit products, and the effect of the Compass transaction, which added approximately $104.4 million in core deposits. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

     The loan-to-deposit ratio, one measure of liquidity, was 94.5% at June 30, 2000, 93.1% at March 31, 2000, and 92.5% at June 30, 1999. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 25.5% of Hibernia's loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 2000, compared to 23.0% in the first quarter of 2000 and 21.5% in the second quarter of 1999. The level of large liability dependence is within limits established by management to maintain liquidity and soundness.

     Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company's current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company's $2.7 billion residential first mortgage portfolio and $1.6 billion indirect consumer portfolio. The Company also has available Federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.






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

10.14 Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Hibernia Corporation Executive Life Insurance Plan)

10.16 Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Commission by the Registrant (Registration No. 33-26871) is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

10.35 Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 filed with the Commission ( Commission File No. 0-7220 ) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E. R. "Bo" Campbell and Hibernia Corporation)


10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996))

10.44 Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant, as amended to date)

10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

13 Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Commission (Commission File No.0-7220) is hereby incorporated by reference (1998 Annual Report to security holders of Hibernia Corporation).

21                Subsidiaries of the Registrant

27                Financial Data Schedule

99.1 Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 27, 2000 is hereby incorporated by reference(Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 1999)

99.2 Exhibit 99.2 to the Annual Report on Form 10-K (as amended) dated June 27, 2000 is hereby incorporated by reference(Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1999)

              (b)     Reports on Form 8-K

                      A report on Form 8-K dated April 20, 2000, was filed by the registrant reporting Item 5 Other Events.

                      A report on Form 8-K dated May 31, 2000, was filed by the registrant reporting Item 5 Other Events.

* Exhibits and Reports on Form 8-K have been separately filed with the Commission.

                                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

                                         HIBERNIA CORPORATION
                                         --------------------
                                         (Registrant)

Date:     August 11,  2000          By:  /s/ Ron E. Samford, Jr.
     --------------------------          ------------------------
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