Form 10-Q
period 2000-09-30
HIBERNIA CORP
filed 2000-11-14
CIK 47288

                              HIBERNIA CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000              Commission File Number 1-10294
                  ------------------                                     -------


                              HIBERNIA CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                           72-0724532
-------------------------------                           ----------------------
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                            Identification Number)



               313 Carondelet Street, New Orleans, Louisiana 70130
               ---------------------------------------------------
              (Address of principal executive offices and zip code)


        Registrant's telephone number, including area code (504) 533-5332
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at October 31, 2000
----------------------------------             -------------------------------
Class A Common Stock, no par value                    158,547,873 Shares

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                           September 30       December 31      September 30
Unaudited ($ in thousands)                                                              2000              1999              1999
====================================================================================================================================
Assets
  Cash and cash equivalents .............................................       $    576,444      $    827,699      $    762,602
  Securities available for sale .........................................          2,700,774         2,660,322         2,738,944
  Securities held to maturity (estimated fair value of $363,728 and
      $297,072 at September 30, 2000 and December 31, 1999, respectively)            377,270           300,525                 -
  Mortgage loans held for sale ..........................................            117,285            92,704           106,447
  Loans, net of unearned income .........................................         11,838,792        10,856,676        10,876,053
      Reserve for loan losses ...........................................           (162,704)         (156,072)         (156,282)
------------------------------------------------------------------------------------------------------------------------------------
          Loans, net ....................................................         11,676,088        10,700,604        10,719,771
------------------------------------------------------------------------------------------------------------------------------------
  Premises and equipment ................................................            207,113           205,165           206,149
  Customers' acceptance liability .......................................                 10               108               176
  Other assets ..........................................................            584,149           527,052           511,843
------------------------------------------------------------------------------------------------------------------------------------
          Total assets ..................................................       $ 16,239,133      $ 15,314,179      $ 15,045,932
====================================================================================================================================
Liabilities
  Deposits:
      Noninterest-bearing ...............................................       $  2,181,620      $  2,085,322      $  2,048,787
      Interest-bearing ..................................................         10,034,732         9,770,581         9,410,765
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits ................................................         12,216,352        11,855,903        11,459,552
------------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings .................................................          1,335,213         1,102,690         1,024,788
  Liability on acceptances ..............................................                 10               108               176
  Other liabilities .....................................................            175,666           135,114           149,228
  Federal Home Loan Bank advances .......................................          1,044,212           844,849         1,045,060
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities .............................................         14,771,453        13,938,664        13,678,804
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred Stock, no par value:
    Authorized - 100,000,000 shares; Series A issued and outstanding -
       1,860,000, 2,000,000 and 2,000,000 at September 30, 2000,
       December 31, 1999 and September 30, 1999, respectively ...........             93,000           100,000           100,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued - 160,954,160,
       160,324,729 and 160,283,151 at September 30, 2000,
       December 31, 1999 and September 30, 1999, respectively ...........            309,032           307,824           307,744
  Surplus ...............................................................            431,879           425,185           424,395
  Retained earnings .....................................................            723,049           631,314           603,206
  Treasury stock at cost: 1,969,720 shares at September 30, 2000 ........            (21,155)                -                 -
  Accumulated other comprehensive income ................................            (33,439)          (54,122)          (30,466)
  Unearned compensation .................................................            (34,686)          (34,686)          (37,751)
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ....................................          1,467,680         1,375,515         1,367,128
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ....................       $ 16,239,133      $ 15,314,179      $ 15,045,932
====================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30                  September 30
------------------------------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands, except per-share data)                           2000           1999           2000           1999
====================================================================================================================================
Interest income
    Interest and fees on loans ......................                  $ 259,829      $ 222,561      $ 741,815      $ 632,728
    Interest on securities available for sale .......                     43,133         42,691        129,997        126,779
    Interest on securities held to maturity .........                      6,004              -         16,317              -
    Interest on short-term investments ..............                      1,822          2,981          6,329          9,430
    Interest and fees on mortgage loans held for sale                      1,895          2,247          4,815          9,244
------------------------------------------------------------------------------------------------------------------------------------
        Total interest income .......................                    312,683        270,480        899,273        778,181
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ............................                    126,042         94,386        352,316        269,058
    Interest on short-term borrowings ...............                     21,027         14,958         54,814         39,757
    Interest on Federal Home Loan Bank advances .....                     11,663         11,432         35,643         33,776
------------------------------------------------------------------------------------------------------------------------------------
        Total interest expense ......................                    158,732        120,776        442,773        342,591
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .................................                    153,951        149,704        456,500        435,590
    Provision for loan losses .......................                     17,400         28,500         50,650         70,700
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .                    136,551        121,204        405,850        364,890
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits .....................                     26,296         24,931         75,563         71,657
    Retail investment service fees ..................                      6,922          5,302         22,304         15,529
    Trust fees ......................................                      6,369          6,610         20,272         16,815
    Mortgage loan origination and servicing fees ....                      5,762          4,811         16,735         13,751
    Investment banking ..............................                      2,420              -          6,021              -
    Insurance .......................................                      3,033            662          4,159          2,050
    Other service, collection and exchange charges ..                     10,596          9,453         31,125         26,361
    Other operating income ..........................                      2,817          4,029          9,617         13,112
    Securities gains (losses), net ..................                         11             (1)        (3,690)           408
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ....................                     64,226         55,797        182,106        159,683
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits ..................                     62,696         42,288        179,797        158,267
    Occupancy expense, net ..........................                      8,903          8,507         26,190         24,609
    Equipment expense ...............................                      7,147          8,068         22,016         25,108
    Data processing expense .........................                      6,615          8,003         22,462         23,822
    Advertising and promotional expense .............                      3,282          4,063         10,819         11,322
    Foreclosed property expense, net ................                        (33)            26            363           (399)
    Amortization of intangibles .....................                      7,115          7,088         20,388         16,950
    Other operating expense .........................                     23,547         22,779         69,064         69,067
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ...................                    119,272        100,822        351,099        328,746
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ..........................                     81,505         76,179        236,857        195,827
Income tax expense ..................................                     28,442         26,711         83,652         69,435
------------------------------------------------------------------------------------------------------------------------------------
Net income ..........................................                  $  53,063      $  49,468      $ 153,205      $ 126,392
====================================================================================================================================
Net income applicable to common shareholders ........                  $  51,459      $  47,743      $ 148,272      $ 121,217
====================================================================================================================================
Net income per common share .........................                  $    0.33      $    0.30      $    0.94      $    0.77
====================================================================================================================================
Net income per common share - assuming dilution .....                  $    0.33      $    0.30      $    0.94      $    0.76
====================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
($ in thousands, except per-share data)
====================================================================================================================================
                                                                                              Accumulated
                                                                                                 Other
                                           Preferred       Common                  Retained  Comprehensive             Comprehensive
                                               Stock        Stock      Surplus     Earnings      Income        Other       Income
====================================================================================================================================
Balances at December 31, 1999 ...........  $ 100,000    $ 307,824    $ 425,185    $ 631,314   $ (54,122)   $ (34,686)
Net income ..............................          -            -            -      153,205           -            -    $ 153,205
Unrealized gains (losses) on securities,
   net of reclassification adjustments             -            -            -            -      20,683            -       20,683
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ....................                                                                               $ 173,888
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ....................          -          168          418            -           -          572
   Restricted stock awards ..............          -           25          119            -           -            -
   Shares issued in acquisitions                   -        1,015        4,264            -           -        1,641
Cash dividends declared:
   Preferred ($2.5875 per share) ........          -            -            -       (4,933)          -            -
   Common ($.36 per share) ..............          -            -            -      (56,537)          -            -
Issuance of 790,888 common stock
   purchase warrants in acquisitions               -            -        2,000            -           -            -
Acquisition of treasury stock ...........          -            -            -            -           -      (23,368)
Redemption of preferred stock ...........     (7,000)           -          131            -           -            -
Other ...................................          -            -         (238)           -           -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000 ..........  $  93,000    $ 309,032    $ 431,879    $ 723,049   $ (33,439)   $ (55,841)
====================================================================================================================================


====================================================================================================================================
                                                                                              Accumulated
                                                                                                 Other
                                           Preferred       Common                  Retained  Comprehensive             Comprehensive
                                               Stock        Stock      Surplus     Earnings      Income        Other       Income
====================================================================================================================================
Balances at December 31, 1998 ...........  $ 100,000    $ 306,913    $ 416,269    $ 531,233   $  27,938    $ (37,751)
Net income ..............................          -            -            -      126,392           -            -    $ 126,392
Unrealized gains (losses) on securities,
   net of reclassification adjustments             -            -            -            -     (58,404)           -      (58,404)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ....................                                                                               $  67,988
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ....................          -          810        2,773            -           -            -
   Restricted stock awards ..............          -           21          137            -           -            -
   By pooled companies prior to merger             -            -        5,387            -           -            -
Cash dividends declared:
   Preferred ($2.5875 per share) ........          -            -            -       (5,175)          -            -
   Common ($.315 per share) .............          -            -            -      (49,117)          -            -
   By pooled companies prior to merger             -            -            -         (127)          -            -
Other ...................................          -            -         (171)           -           -            -
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999 ..........  $ 100,000    $ 307,744    $ 424,395    $ 603,206   $ (30,466)   $ (37,751)
====================================================================================================================================
----------------
See notes to consolidated financial statements

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Nine Months Ended September 30
Unaudited ($ in thousands)                                                                        2000                  1999
====================================================================================================================================
Operating activities
  Net income ............................................................                  $   153,205           $   126,392
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses ......................................                       50,650                70,700
         Amortization of intangibles and deferred charges ...............                       20,308                16,867
         Depreciation and amortization ..................................                       20,697                22,583
         Non-cash compensation expense ..................................                            -                 4,385
         Premium amortization (discount accretion), net .................                       (2,196)                5,222
         Realized securities losses (gains), net ........................                        3,690                  (408)
         Gains on sales of assets, net ..................................                       (1,410)               (2,461)
         Provision for losses on foreclosed and other assets ............                          759                 1,121
         Decrease (increase) in mortgage loans held for sale ............                      (24,581)              174,987
         Decrease (increase) in deferred income tax asset ...............                       (2,021)                  216
         Increase in interest receivable and other assets ...............                      (22,731)              (18,611)
         Increase (decrease) in interest payable and other liabilities ..                       25,371                (3,259)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................                      221,741               397,734
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................                   (1,453,366)             (237,008)
  Purchases of securities held to maturity ..............................                     (112,476)                    -
  Proceeds from maturities of securities available for sale .............                    1,423,972               313,673
  Proceeds from maturities of securities held to maturity ...............                       35,692                     -
  Proceeds from sales of securities available for sale ..................                       19,975                59,960
  Net increase in loans .................................................                     (559,489)             (689,248)
  Proceeds from sales of loans ..........................................                        4,162                81,698
  Purchases of loans ....................................................                     (437,122)             (444,418)
  Purchases of premises, equipment and other assets .....................                      (27,033)              (42,239)
  Proceeds from sales of foreclosed assets and excess bank-owned property                        6,986                 5,164
  Proceeds from sales of premises, equipment and other assets ...........                          884                 2,040
  Acquisitions, net of cash acquired of  $78,049 and $277,702 for the
        periods ended September 30, 2000 and 1999, respectively .........                       43,287               188,552
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities ............................                   (1,054,528)             (761,826)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in deposits ..............................................                      240,616               102,132
  Net increase (decrease) in short-term borrowings ......................                      232,523              (109,348)
  Proceeds from Federal Home Loan Bank advances .........................                      300,000               240,000
  Payments on Federal Home Loan Bank advances ...........................                     (100,937)               (1,277)
  Proceeds from issuance of common stock ................................                        1,158                 4,585
  Dividends paid ........................................................                      (61,591)              (54,419)
  Redemption of preferred shares ........................................                       (6,869)                    -
  Acquisition of treasury stock .........................................                      (23,368)                    -
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities ........................                      581,532               181,673
------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................                     (251,255)             (182,419)
Cash and cash equivalents at beginning of period ........................                      827,699               945,021
------------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................                  $   576,444           $   762,602
====================================================================================================================================
----------------
See notes to consolidated financial statements

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

     On July  6,  2000  Hibernia  Corporation  purchased  The  Rosenthal  Agency
(Rosenthal), an independent insurance broker. Under the purchase method of accounting, the assets and liabilities of Rosenthal were adjusted to their estimated fair values as of the purchase date and their financial results are included from the date of consummation of the merger. The excess of cost over the fair value of net assets acquired was approximately $22.6 million and is being amortized on a straight-line basis over 15 years.

     Unaudited pro forma data giving effect to the purchase transactions discussed above and the Beaumont transaction in the second quarter of 1999, as if the transactions had occurred at the beginning of each period presented, is included in the table below. Unaudited pro forma data is not necessarily indicative of future results.

                                                  Nine months ended September 30
                                                  ------------------------------
                                                         2000         1999
                                                         ----         ----
   ($ in thousands, except per-share data)
   Net interest and noninterest income                 $649,146     $623,260
   Net income                                          $152,253     $124,647

   Net income per common share                         $    .94     $    .76
   Net income per common share - assuming dilution     $    .93     $    .75

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

     The following tables summarize the option activity in the plans during the third quarter of 2000. During 1997, the 1987 Stock Option Plan was terminated; therefore, at September 30, 2000 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan.

============================================================================================================================
                                                                                                              Weighted
                                                                                                               Average
                                                   Incentive      Non-Qualified               Total     Exercise Price
============================================================================================================================
1987 Stock Option Plan:
Outstanding, June 30, 2000 ............               43,913          1,083,012           1,126,925          $    6.10
Canceled ..............................                    -             (2,000)             (2,000)             14.94
Exercised .............................                    -             (1,733)             (1,733)              4.94
----------------------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 2000 .......               43,913          1,079,279           1,123,192          $    6.09
============================================================================================================================
Exercisable, September 30, 2000 .......               43,913          1,079,279           1,123,192          $    6.09
============================================================================================================================

Long-Term Incentive Plan:
Outstanding, June 30, 2000 ............               12,598         11,280,600          11,293,198          $   12.34
Granted ...............................                    -              3,500               3,500               9.91
Canceled ..............................                    -           (207,553)           (207,553)             13.53
Exercised .............................                    -            (82,062)            (82,062)              8.65
----------------------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 2000 .......               12,598         10,994,485          11,007,083          $   12.34
============================================================================================================================
Exercisable, September 30, 2000 .......               12,598          5,155,063           5,167,661          $   11.03
============================================================================================================================
Available for grant, September 30, 2000                                                   1,171,609
============================================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, June 30, 2000 ............                    -            430,000             430,000          $   12.20
----------------------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 2000 .......                    -            430,000             430,000          $   12.20
============================================================================================================================
Exercisable, September 30, 2000 .......                    -            273,750             273,750          $   11.59
============================================================================================================================
Available for grant, September 30, 2000                                                     442,500
============================================================================================================================

     In addition to the above option activity in the plans, 10,000 shares of restricted stock were awarded under the Long-Term Incentive Plan during the third quarter of 2000.

Note 4
Net Income Per Common Share

     The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

====================================================================================================================================
($ in thousands, except per-share data)                          Three Months Ended September 30        Nine Months Ended Sept. 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                      2000              1999              2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................           $     53,063      $     49,468      $    153,205      $    126,392
    Preferred stock dividends .....................                  1,604             1,725             4,933             5,175
------------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....                 51,459            47,743           148,272           121,217
    Effect of dilutive securities .................                      -                 -                 -                 -
------------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................           $     51,459      $     47,743      $    148,272      $    121,217
====================================================================================================================================

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)            156,427,005       157,353,827       156,956,737       157,165,542
    Effect of dilutive securities:
        Stock options .............................              1,377,683         1,424,761         1,118,728         1,674,907
        Restricted stock awards ...................                159,785           100,900           159,785           100,900
------------------------------------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................            157,964,473       158,879,488       158,235,250       158,941,349
====================================================================================================================================
Net income per common share .......................           $       0.33      $       0.30      $       0.94      $       0.77
====================================================================================================================================
Net income per common share - assuming dilution ...           $       0.33      $       0.30      $       0.94      $       0.76
====================================================================================================================================

     The weighted average shares outstanding exclude average common shares held by the Company's Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,589,001 and 2,875,295 for the three months ended September 30, 2000 and 1999, respectively, and 2,654,123 and 2,938,093 for the nine months ended September 30, 2000 and 1999, respectively. The common shares issued in all mergers accounted for as poolings of interests consummated in 1999 are considered to be outstanding as of January 1, 1999, the beginning of the earliest period presented.

     Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended September 30, 2000 and 1999 there were 5,326,160 antidilutive options outstanding with exercise prices ranging from $12.56 to $21.72 per option, and 4,122,625 antidilutive options outstanding with exercise prices ranging from $13.88 to $21.72 per option, respectively. During the nine months ended September 30, 2000 and 1999 there were 5,346,660 antidilutive options outstanding with exercise prices ranging from $11.16 to $21.72 per option, and 4,055,625 antidilutive options outstanding with exercise prices ranging from $14.94 to $21.72 per option, respectively.

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

====================================================================================================================================
                                                               Small                    Investments
                                           Commercial       Business        Consumer     and Public                         Segment
 ($ in thousands)                             Banking        Banking         Banking          Funds           Other           Total
====================================================================================================================================
Nine months ended Sept. 30, 2000
Average loans ....................       $  3,650,900   $  2,354,400    $  5,315,400   $        900    $     23,100    $ 11,344,700
Average assets ...................       $  3,703,800   $  2,359,400    $  8,149,000   $  3,141,100    $    693,400    $ 18,046,700
Average deposits .................       $  1,020,500   $  1,719,300    $  7,117,700   $  1,908,200    $      3,500    $ 11,769,200

Net interest income ..............       $     96,254   $    115,423    $    227,581   $     19,632    $      1,221    $    460,111
Noninterest income ...............       $     24,909   $     19,191    $    137,989   $      1,017    $      6,253    $    189,359
Net income .......................       $     26,582   $     35,691    $     93,239   $      8,865    $     (9,280)   $    155,097
====================================================================================================================================

Nine months ended Sept. 30, 1999
Average loans ....................       $  3,967,100   $  2,143,400    $  4,167,200   $      1,500    $     33,900    $ 10,313,100
Average assets ...................       $  4,026,300   $  2,187,400    $  7,659,600   $  3,107,600    $    552,900    $ 17,533,800
Average deposits .................       $    792,600   $  1,456,900    $  6,587,700   $  1,856,900    $     60,000    $ 10,754,100

Net interest income ..............       $     99,581   $    104,635    $    203,915   $     45,652    $    (14,334)   $    439,399
Noninterest income ...............       $     20,499   $     15,243    $    123,219   $        737    $      5,797    $    165,495
Net income .......................       $     29,992   $     24,666    $     50,590   $     26,315    $     (2,467)   $    129,096
====================================================================================================================================

     The following is a reconciliation of segment totals to consolidated totals.


====================================================================================================================================
                                              Average        Average        Average    Net Interest     Noninterest
($ in thousands)                                Loans         Assets        Deposits         Income          Income      Net Income
====================================================================================================================================
Nine months ended Sept. 30, 2000
Segment total ....................       $ 11,344,700   $ 18,046,700    $ 11,769,200   $    460,111    $    189,359    $    155,097
  Excess funds invested ..........                  -     (2,632,100)              -              -               -               -
  Reclassification of cash items
    in process of collection .....                  -        308,700         308,700              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............                  -              -               -         (3,611)              -          (2,347)
  Mortgage servicing rights ......                  -        (23,000)              -              -          (7,253)         (2,889)
  Income tax expense .............                  -              -               -              -               -           3,344
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............       $ 11,344,700   $ 15,700,300    $ 12,077,900   $    456,500    $    182,106    $    153,205
====================================================================================================================================

Nine months ended Sept. 30, 1999
Segment total ....................       $ 10,313,100   $ 17,533,800    $ 10,754,100   $    439,399    $    165,495    $    129,096
  Excess funds invested ..........                  -     (3,305,800)              -              -               -               -
  Reclassification of cash items
    in process of collection .....                  -        296,100         296,100              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............                  -              -               -         (3,809)              -          (2,476)
  Mortgage servicing rights ......                  -        (16,900)              -              -          (5,812)         (2,424)
  Income tax expense .............                  -              -               -              -               -           2,196
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............       $ 10,313,100   $ 14,507,200    $ 11,050,200   $    435,590    $    159,683    $    126,392
====================================================================================================================================

Note 6
Recent  Accounting  Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to apply to all financial statements for years beginning after June 15, 2000. The FASB also issued SFAS No. 138, which amends certain provisions of SFAS No. 133 by providing implementation guidance in selected areas. Because of the limited use of derivatives, management does not anticipate that the adoption of SFAS No.133 will have a material impact on the financial condition or operating results of the Company.

     Derivative financial instruments are held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate sensitivity and foreign exchange risk. Matched positions are ordinarily established to minimize risk to the Company. Notional principal amounts express the volume of these derivative financial instruments although the amounts potentially subject to credit and market risk are much smaller. The estimated fair value represents the net present value of the expected future cash flows of these derivative financial instruments. The notional value of derivative financial instruments held for trading for customers at September 30, 2000 totaled $493,702,000, with a net positive fair value of $674,000. In addition to these customer-related derivative contracts, the Company has entered into contracts for its own account related to its mortgage origination activity with a notional amount of $209,315,000 and a net negative fair value of $1,596,000 at September 30, 2000. The net negative fair value of these contracts is offset by an increase in the fair value of the mortgage loans held for sale. The Company has also entered into limited foreign exchange contracts to manage its exposure to foreign currency changes for certain foreign currency denominated loans. These contracts have a notional amount of $10,501,000 and a net positive fair value of $3,000 at September 30, 2000.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
====================================================================================================================================
                                                                    Three Months Ended                      Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                          Sept. 30       June 30        Sept. 30        Sept. 30        Sept. 30
($ in thousands, except per-share data)                       2000          2000            1999            2000            1999
====================================================================================================================================
Interest income .....................................   $  312,683    $  302,534     $   270,480     $   899,273     $   778,181
Interest expense ....................................      158,732       148,303         120,776         442,773         342,591
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .................................      153,951       154,231         149,704         456,500         435,590
Provision for loan losses ...........................       17,400        17,000          28,500          50,650          70,700
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses .......................      136,551       137,231         121,204         405,850         364,890
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income ...............................       64,215        63,138          55,798         185,796         159,275
   Securities gains (losses), net ...................           11        (3,731)             (1)         (3,690)            408
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income ..................................       64,226        59,407          55,797         182,106         159,683
Noninterest expense .................................      119,272       118,766         100,822         351,099         328,746
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes .................................       81,505        77,872          76,179         236,857         195,827
Income tax expense ..................................       28,442        27,861          26,711          83,652          69,435
------------------------------------------------------------------------------------------------------------------------------------
Net income ..........................................   $   53,063    $   50,011     $    49,468     $   153,205     $   126,392
====================================================================================================================================
Net income applicable to common shareholders ........   $   51,459    $   48,407     $    47,743     $   148,272     $   121,217
====================================================================================================================================
Per common share information:
   Net income .......................................   $     0.33    $     0.31     $      0.30     $      0.94     $      0.77
   Net income - assuming dilution ...................   $     0.33    $     0.31     $      0.30     $      0.94     $      0.76
   Cash dividends declared ..........................   $     0.12    $     0.12     $     0.105     $      0.36     $     0.315
Average shares outstanding (000s) ...................      156,427       156,937         157,354         156,957         157,166
Average shares outstanding - assuming dilution (000s)      157,964       158,363         158,879         158,235         158,941
Dividend payout ratio ...............................        36.36%        38.71%          35.00%          38.30%          40.91%
====================================================================================================================================
Selected quarter-end balances (in millions)
Loans ...............................................   $ 11,838.8    $ 11,591.7     $  10,876.1
Deposits ............................................     12,216.4      12,261.8        11,459.6
Federal Home Loan Bank advances .....................      1,044.2         844.4         1,045.1
Equity ..............................................      1,467.7       1,415.4         1,367.1
Total assets ........................................     16,239.1      15,962.3        15,045.9
====================================================================================================================================
Selected average balances (in millions)
Loans ...............................................   $ 11,634.2    $ 11,423.2     $  10,654.5     $  11,344.7     $  10,313.1
Deposits ............................................     12,273.3      12,082.4        11,304.1        12,077.9        11,050.2
Federal Home Loan Bank advances .....................        812.8         844.5           815.6           833.9           809.0
Equity ..............................................      1,438.0       1,392.8         1,353.4         1,404.8         1,355.5
Total assets ........................................     16,019.9      15,788.5        14,827.7        15,700.3        14,507.2
====================================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent) ............         4.19%         4.27%           4.42%           4.24%           4.39%
Return on assets ....................................         1.32%         1.27%           1.33%           1.32%           1.16%
Return on common equity .............................        15.30%        14.90%          15.24%          15.09%          12.86%
Return on total equity ..............................        14.76%        14.36%          14.62%          14.54%          12.43%
Efficiency ratio ....................................        54.01%        53.99%          48.30%          54.00%          54.46%
Average equity/average assets .......................         8.98%         8.82%           9.13%           8.95%           9.34%
Tier 1 risk-based capital ratio .....................         9.97%        10.00%           9.99%
Total risk-based capital ratio ......................        11.22%        11.25%          11.24%
Leverage ratio ......................................         7.88%         7.90%           7.97%
====================================================================================================================================
Cash-basis financial data (2)
Net income applicable to common shareholders ........   $   55,799    $   52,288     $    51,963     $   160,416     $   131,160
Net income per common share .........................   $     0.36    $     0.33     $      0.33     $      1.02     $      0.83
Net income per common share - assuming dilution .....   $     0.35    $     0.33     $      0.33     $      1.01     $      0.83
Return on assets ....................................         1.45%         1.38%           1.47%           1.42%           1.27%
Return on common equity .............................        19.78%        18.89%          19.70%          19.27%          16.13%
Efficiency ratio ....................................        51.56%        51.78%          45.72%          51.66%          52.47%
Average equity/average assets .......................         7.73%         7.70%           7.89%           7.77%           8.26%
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

THIRD-QUARTER 2000 HIGHLIGHTS

     Hibernia Corporation's results for the third quarter and first nine months of 2000 showed strong financial performance and continued growth in loans, deposits and noninterest income.

o Net income for the third quarter of 2000 totaled $53.1 million ($.33 per common share), up 7% compared to $49.5 million ($.30 per common share) for the third quarter of 1999. Net income for the first nine months of 2000 totaled $153.2 million ($.94 per common share), up 21% compared to $126.4 million ($.77 per common share) for the first nine months of 1999.

o Cash-basis net income, excluding merger-related expenses, for the third quarter of 2000, was $57.4 million ($.36 per common share), up 7% compared to $53.7 million ($.33 per common share) for the third quarter of 1999. Cash-basis net income, excluding merger-related expenses, for the first nine months of 2000, was $165.4 million ($1.02 per common share), up 16% compared to $142.2 million ($.87 per common share) for the first nine months of 1999.

o On a taxable-equivalent basis excluding securities transactions, revenues for the third quarter of 2000 totaled $220.8 million, a $12.1 million (6%) increase from the third quarter 1999 level of $208.7 million. On a taxable-equivalent basis excluding securities transactions, revenues for the first nine months of 2000 totaled $650.2 million, a $46.6 million (8%) increase from the first nine months of 1999 level of $603.6 million.

o Noninterest income (excluding securities transactions) increased $8.4 million (15%) to $64.2 million for the third quarter of 2000 compared to the third quarter of 1999. Insurance and investment banking, two of the Company's newest business lines, helped fuel this growth by contributing $5.5 million to noninterest income in the third quarter. Noninterest income (excluding securities transactions) increased $26.5 million (17%) to $185.8 million for the first nine months of 2000 compared to the first nine months of 1999.

o Total assets increased $1.2 billion (8%) to $16.2 billion at September 30, 2000 compared to September 30, 1999. Shareholders' equity increased $100.6 million (7%) to $1.5 billion at September 30, 2000 compared to September 30, 1999. Book value per common share increased $.74 (9%) to $8.80 at September 30, 2000 compared to September 30, 1999.

o Total loans increased $1.0 billion (9%) from September 30, 1999 to $11.8 billion at September 30, 2000. Consumer loans grew $1.1 billion (24%) to $5.9 billion, small business loans increased $45.0 million (2%) to $2.4 billion and commercial loans decreased $211.7 million (6%) to $3.6 billion, as Hibernia's efforts to diversify the risk of the loan portfolio continued to show progress.

o Total deposits grew $0.8 billion (7%) from September 30, 1999 to $12.2 billion at September 30, 2000.

o As of September 30, 2000, Hibernia had repurchased approximately 2.0 million shares of its common stock under a plan authorized to buy back up to 7.5 million shares over 12 months.

o In October 2000, Hibernia's Board of Directors declared a quarterly cash dividend of 13 cents per common share, an 8% increase from 12 cents per common share declared in October 1999.


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

     Hibernia has 264 locations in 34 Louisiana parishes, 16 Texas counties and two Mississippi counties.


FINANCIAL CONDITION:

EARNING ASSETS

     Earning assets averaged $14.9 billion in the third quarter of 2000, a $1.2 billion (8%) increase from the third-quarter 1999 average of $13.8 billion. The increase in average earning assets was primarily due to loan growth in the consumer portfolio, as a result of the Company's continued emphasis on real estate secured loans and an increase in indirect lending. Hibernia has funded the loan growth through increases in deposits and borrowed funds.

     Loans. Average loans for the third quarter of 2000 of $11.6 billion were up $211.0 million (2%) from the second quarter of 2000 and up $1.0 billion (9%) compared to the third quarter of 1999. For the first nine months of 2000, average loans increased $1.0 billion (10%) compared to the first nine months of 1999.

     Table 1 presents Hibernia's commercial and small business loans classified by repayment source and consumer loans classified by type at September 30, 2000, June 30, 2000 and September 30, 1999. Total loans increased $247.1 million (2%) during the third quarter of 2000 compared to June 30, 2000 and $962.7 million (9%) compared to September 30, 1999.

================================================================================================================================
TABLE 1 - COMPOSITION OF LOAN PORTFOLIO
================================================================================================================================
                                                    September 30, 2000            June 30, 2000           September 30, 1999
--------------------------------------------------------------------------------------------------------------------------------
($ in millions)                                       Loans  Percent             Loans  Percent             Loans  Percent
================================================================================================================================
Commercial:
    Commercial and industrial .....             $   1,436.1    12.1%       $   1,442.3    12.4%       $   1,511.3    13.9%
    Services industry .............                   815.7     6.9              848.4     7.3              918.7     8.4
    Real estate ...................                   463.8     3.9              455.0     3.9              447.2     4.1
    Health care ...................                   302.7     2.6              299.7     2.6              321.4     3.0
    Transportation,  communications
       and utilities ..............                   203.0     1.7              227.5     2.0              229.2     2.1
    Energy ........................                   240.1     2.0              253.1     2.2              250.0     2.3
    Other .........................                    93.4     0.8               75.3     0.7               88.7     0.8
--------------------------------------------------------------------------------------------------------------------------------
       Total commercial ...........                 3,554.8    30.0            3,601.3    31.1            3,766.5    34.6
--------------------------------------------------------------------------------------------------------------------------------
Small Business:
    Commercial and industrial .....                   758.6     6.4              782.3     6.7              858.1     7.9
    Services industry .............                   595.3     5.0              585.8     5.0              516.5     4.7
    Real estate ...................                   408.0     3.5              382.7     3.3              347.3     3.2
    Health care ...................                   140.8     1.2              144.8     1.2              138.8     1.3
    Transportation,  communications
       and utilities ..............                    93.3     0.8               87.8     0.8               82.9     0.8
    Energy ........................                    28.1     0.2               32.6     0.3               40.0     0.4
    Other .........................                   365.7     3.1              377.8     3.3              361.2     3.3
--------------------------------------------------------------------------------------------------------------------------------
       Total small business .......                 2,389.8    20.2            2,393.8    20.6            2,344.8    21.6
--------------------------------------------------------------------------------------------------------------------------------
Consumer:
    Residential mortgages:
       First mortgages ............                 2,752.2    23.3            2,660.0    22.9            2,374.5    21.8
       Junior liens ...............                   384.2     3.2              344.5     3.0              257.0     2.4
    Indirect ......................                 1,716.7    14.5            1,570.7    13.6            1,152.6    10.6
    Revolving credit ..............                   433.6     3.7              412.9     3.6              359.9     3.3
    Other .........................                   607.5     5.1              608.5     5.2              620.8     5.7
--------------------------------------------------------------------------------------------------------------------------------
       Total consumer .............                 5,894.2    49.8            5,596.6    48.3            4,764.8    43.8
--------------------------------------------------------------------------------------------------------------------------------
Total loans .......................             $  11,838.8   100.0%       $  11,591.7   100.0%       $  10,876.1   100.0%
================================================================================================================================

     Consumer loans increased $297.6 million (5%) and $1.1 billion (24%) compared to June 30, 2000 and September 30, 1999, respectively. The consumer portfolio growth was primarily in residential mortgages and indirect loans.

     Small business loans decreased $4.0 million compared to June 30, 2000 and increased $45.0 million (2%) compared to September 30, 1999. The growth in the small business portfolio compared to 1999 was primarily focused in the services industry and real estate categories, partially offset with a decrease in the commercial and industrial category.

     Commercial loans decreased $46.5 million (1%) compared to June 30, 2000 and decreased $211.7 million (6%) compared to September 30, 1999. The decrease in commercial loans from September 30, 1999 was the result of the company's continued effort to create more granularity in and diversify the risk of the portfolio.

     The energy portion of the loan portfolio represents 2.3% of total loans as of September 30, 2000. The Company's experienced energy/maritime management team reviews the energy portfolio for potential adverse developments and proactively manages Hibernia's exposure to risk. As a result of these efforts, the Company's energy portfolio has been reduced from levels experienced in early 1999. However, the Company remains active in the energy industry on a selective basis.

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

     Securities Available for Sale. Average securities available for sale decreased $54.7 million (2%) in the third quarter of 2000 compared to the third quarter of 1999, and were down $81.1 million (3%) for the first nine months of 2000 compared to the same period in 1999. The decreases were primarily the result of the changes in unrealized securities gains (losses) reflecting the current interest rate environment. Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

     Securities Held to Maturity. Average securities held to maturity in the third quarter of 2000 totaled $386.1 million. Average securities held to maturity for the first nine months of 2000 totaled $351.4 million. The increases from the third quarter and the first nine months of 1999 were a result of the securitizations of residential first mortgages discussed earlier.

     Short-Term Investments. Average short-term investments, primarily federal funds sold and securities purchased under agreements to resell (reverse repurchase agreements), for the three months ended September 30, 2000 totaled $105.0 million, down $119.9 million (53%) compared to $224.9 million in the third quarter of 1999. For the nine months of 2000 compared to the same period in 1999, average short-term investments decreased $111.6 million (45%) to $136.0 million. The decrease in short-term investments is primarily due to a reduction in reverse repurchase agreements. This reduction is the result of the securitizations of residential first mortgages previously discussed which generated collateral required for certain deposits, thus reducing the need for reverse repurchase agreements.

     Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the third quarter of 2000 decreased $40.7 million (30%) compared to the third quarter of 1999, and decreased $107.7 million (57%) for the first nine months of 2000 compared to the same period in 1999. As a result of changes in the interest rate environment, the Company experienced an increase in the level of adjustable-rate mortgages funded and retained. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.


ASSET QUALITY

     Several key measures are used to evaluate and monitor the Company's asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property, in addition to their related ratios.

     Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total delinquencies decreased $11.2 million (14%) from September 30, 1999 and increased $26.4 million (62%) from June 30, 2000. Accruing loans past due 90 days or more, which are primarily consumer loans, were $6.3 million at September 30, 2000 compared to $7.3 million at September 30, 1999 and $5.9 million at June 30, 2000.

=====================================================================================================================
TABLE 2 - LOAN DELINQUENCIES
=====================================================================================================================
                                                       Sept. 30     June 30    March 31     Dec. 31    Sept. 30
($ in millions)                                            2000        2000        2000        1999        1999
---------------------------------------------------------------------------------------------------------------------
Days past due:
    30 to 89 days ...........................           $  62.4     $  36.4     $  38.3     $  43.6     $  72.6
    90 days or more .........................               6.3         5.9         6.3         6.0         7.3
---------------------------------------------------------------------------------------------------------------------
        Total delinquencies .................           $  68.7     $  42.3     $  44.6     $  49.6     $  79.9
---------------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ..............................              0.42%       0.04%       0.11%       0.15%       0.92%
    Small business ..........................              0.39%       0.38%       0.42%       0.34%       0.37%
    Consumer ................................              0.75%       0.57%       0.58%       0.75%       0.76%
    Total loans .............................              0.58%       0.37%       0.39%       0.46%       0.73%
=====================================================================================================================

     Delinquencies as a percentage of total loans at September 30, 2000 were 0.58%, down from 0.73% a year ago and up from 0.37% at June 30, 2000. Commercial delinquencies increased from the prior quarter primarily due to a real estate secured loan. Delinquencies at September 30, 1999, included a large commercial loan on which a payment of $26.0 million was received early in the fourth quarter of 1999, reducing the total delinquency ratio by approximately one-third to 0.49%. The increase in consumer delinquencies in the quarter was primarily related to the indirect and residential mortgage portfolios.

==================================================================================================================================
TABLE 3 - NONPERFORMING ASSETS
==================================================================================================================================
                                                   Sept. 30         June 30        March 31         Dec. 31        Sept. 30
($ in thousands)                                       2000            2000            2000            1999            1999
----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
    Commercial .......................             $ 83,958        $ 69,905        $ 51,187        $ 51,620        $ 35,906
    Small business ...................               16,927          19,515          19,325          18,329          19,061
    Consumer .........................                4,633           5,740           6,928           6,512           6,991
Restructured loans ...................                    -               -               -               -               -
----------------------------------------------------------------------------------------------------------------------------------
        Total nonperforming loans ....              105,518          95,160          77,440          76,461          61,958
----------------------------------------------------------------------------------------------------------------------------------
Foreclosed assets ....................                7,567           7,283           7,186           7,710           9,944
Excess bank-owned property ...........                2,597           3,389           3,887           4,197           4,127
----------------------------------------------------------------------------------------------------------------------------------
        Total nonperforming assets ...             $115,682        $105,832        $ 88,513        $ 88,368        $ 76,029
==================================================================================================================================
Reserve for loan losses ..............             $162,704        $162,757        $161,274        $156,072        $156,282
Nonperforming loan ratio:
    Commercial loans .................                 2.36%           1.94%           1.36%           1.40%           0.95%
    Small business loans .............                 0.71%           0.82%           0.83%           0.78%           0.81%
    Consumer loans ...................                 0.08%           0.10%           0.13%           0.14%           0.15%
    Total loans ......................                 0.89%           0.82%           0.68%           0.70%           0.57%
Nonperforming asset ratio ............                 0.98%           0.91%           0.78%           0.81%           0.70%
Reserve for loan losses as a
    percentage of nonperforming loans                154.20%         171.04%         208.26%         204.12%         252.24%
==================================================================================================================================

     Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $105.5 million at September 30, 2000, up from $62.0 million at September 30, 1999 and up from $95.2 million at June 30, 2000. The increases from the prior quarter and the same quarter a year ago were driven by nonaccrual loans in the commercial loan portfolio, which increased to $84.0 million from $69.9 million and $35.9 million, respectively. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

     Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $7.6 million at September 30, 2000, down $2.4 million (24%) from a year earlier, and up $0.3 million (4%) from June 30, 2000. Excess bank-owned property at September 30, 2000 was down $1.5 million (37%) from September 30, 1999, and down $0.8 million (23%) from June 30, 2000.

     Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At September 30, 2000 the Company's nonperforming asset ratio was 0.98% compared to 0.70% at September 30, 1999 and 0.91% at June 30, 2000.

     The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

     At September 30, 2000 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $100.9 million. The related portion of the reserve for loan losses was $26.4 million. The comparable amounts at September 30, 1999 were $55.2 million and $15.5 million, respectively. These loans are included in nonaccrual loans in Table 3.

     Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $36.1 million were added to nonperforming loans during the third quarter of 2000. Charge-offs reduced nonperforming loans by $10.7 million, while payments resulted in a $9.1 million further reduction in nonperforming loans in the third quarter of 2000. Loans totaling $3.9 million were returned to performing status. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

=======================================================================================================================
TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY
=======================================================================================================================
                                                            2000                                    1999
-----------------------------------------------------------------------------------------------------------------------
                                            Third          Second           First          Fourth           Third
($ in thousands)                          Quarter         Quarter         Quarter         Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------------
Nonperforming loans
    at beginning of period ..           $  95,160       $  77,440       $  76,461       $  61,958       $  86,667
Additions ...................              36,062          41,057          11,329          32,296          24,309
Charge-offs, gross ..........             (10,673)         (9,499)         (3,998)        (10,347)        (16,195)
Transfer to OREO ............              (1,889)         (1,693)         (1,355)         (2,489)         (1,623)
Returns to performing status               (3,893)         (1,522)           (420)           (869)         (5,064)
Payments ....................              (9,102)         (8,636)         (4,506)         (3,956)         (9,251)
Sales .......................                (147)         (1,987)            (71)           (132)        (16,885)
-----------------------------------------------------------------------------------------------------------------------
Nonperforming loans
    at end of period ........           $ 105,518       $  95,160       $  77,440       $  76,461       $  61,958
=======================================================================================================================

     In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming totaled $54.2 million at September 30, 2000.


RESERVE AND PROVISION FOR LOAN LOSSES

     The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $17.4 million provision for loan losses in the third quarter of 2000 and a $50.7 million provision for the first nine months of 2000, compared to $28.5 million and $70.7 million in the comparable periods of 1999. The provision for loan losses for the first nine months of 2000 exceeded net charge-offs by $6.3 million.

     Net charge-offs totaled $17.5 million in the third quarter of 2000 and $44.4 million for the first nine months of 2000 compared to $23.0 million and $47.8 million in the comparable periods of 1999. As a percentage of average loans, annualized net charge-offs were 0.60% in the third quarter of 2000, down from 0.86% in the third quarter of 1999, and up from 0.56% in the second quarter of 2000. Commercial net charge-offs declined to $9.2 million in the third quarter of 2000 from $17.9 million in the same period of 1999, and increased from $7.8 million in the second quarter of 2000. Net charge-offs of $2.9 million in the small business portfolio for the third quarter of 2000 increased from $1.0 million in the comparable period in 1999, and from $2.0 million in the second quarter of 2000. The third quarter of 1999 included two large recoveries of previously charged off small business loans. Consumer net charge-offs increased to $5.4 million in the third quarter of 2000, up from $4.2 million in the third quarter of 1999 and down from $6.1 million in the prior quarter. The increase in consumer net charge-offs from the prior year resulted from the growth in the consumer portfolio and a higher level of charge-offs in the indirect automobile lending portfolio.

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

     There were no significant changes in the composition of the loan portfolio from the third quarter of 1999 except for the previously discussed decrease in the commercial portfolio and increase in the consumer portfolio, particularly in residential mortgages and indirect loans. The Company continued to focus on managing its problem loans in the third quarter of 2000. The reserve coverage of total loans was virtually unchanged for the third quarter of 2000 based on management's assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company's internal risk rating system and based on consistent application of our reserve methodology.

     Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

==============================================================================================================================
TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY
==============================================================================================================================
                                                                      2000                                1999
------------------------------------------------------------------------------------------------------------------------------
                                                      Third         Second          First         Fourth          Third
($ in thousands)                                    Quarter        Quarter        Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period ........           $ 162,757      $ 161,274      $ 156,072      $ 156,282      $ 150,805
Loans charged off:
    Commercial ........................              (9,285)        (8,589)        (2,826)        (9,402)       (19,221)
    Small business ....................              (3,665)        (3,174)        (3,947)        (3,432)        (2,803)
    Consumer ..........................              (7,608)        (7,782)        (7,198)        (7,440)        (5,906)
Recoveries:
    Commercial ........................                 103            777            204            426          1,367
    Small business ....................                 791          1,158            951          1,075          1,790
    Consumer ..........................               2,213          1,709          1,768          1,645          1,750
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off .................             (17,451)       (15,901)       (11,048)       (17,128)       (23,023)
Provision for loan losses .............              17,400         17,000         16,250         17,100         28,500
Additions due to purchase transactions                   (2)           452              -              -              -
Transfer due to securitizations .......                   -            (68)             -           (182)             -
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period ..............           $ 162,704      $ 162,757      $ 161,274      $ 156,072      $ 156,282
==============================================================================================================================
Reserve for loan losses
    as a percentage of loans ..........                1.37%          1.40%          1.42%          1.44%          1.44%
Annualized net charge-offs as a
    percentage of average loans:
        Commercial ....................                1.05%          0.85%          0.28%          0.97%          1.85%
        Small business ................                0.48%          0.34%          0.52%          0.40%          0.18%
        Consumer ......................                0.38%          0.45%          0.44%          0.48%          0.37%
        Total loans ...................                0.60%          0.56%          0.40%          0.63%          0.86%
==============================================================================================================================

     The assumptions and methodologies used in allocating the reserve were unchanged during the quarter. The allocations to each of the portfolios continued to increase from a year ago resulting in a decline in unallocated reserves. This reallocation is consistent with management's expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio. It also reflects the continued growth in the consumer portfolio.

     The reserve coverage of annualized net charge-offs was 233% during the third quarter of 2000 compared to 256% in the second quarter of 2000 and 170% in the third quarter of 1999. This increase from a year ago was primarily due to a lower level of net charge-offs during the third quarter of 2000. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

     The reserve for loan losses totaled $162.7 million, or 1.37% of total loans at September 30, 2000, compared to $156.3 million, or 1.44% of total loans at September 30, 1999 and $162.8 million, or 1.40% of total loans at June 30, 2000. The reserve for loan losses as a percentage of nonperforming loans was 154% at September 30, 2000, compared to 252% at September 30, 1999 and 171% at June 30, 2000. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, current risk management strategies, economic conditions and market trends.


FUNDING SOURCES:

DEPOSITS

     Average deposits totaled $12.3 billion in the third quarter of 2000, a $1.0 billion (9%) increase from the third quarter of 1999. For the first nine months of 2000 compared to the same period in 1999, average deposits increased $1.0 billion (9%) to $12.1 billion. Excluding the effect of the Compass transaction, average deposits increased 8% for the third quarter of 2000 compared to the same period in 1999. Table 6 presents the composition of average deposits for the periods presented.

====================================================================================================================================
TABLE 6 - DEPOSIT COMPOSITION
====================================================================================================================================
                                                  Third Quarter 2000            Second Quarter 2000           Third Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                  Average       %of             Average       %of             Average       %of
($ in millions)                                  Balances    Deposits          Balances    Deposits          Balances    Deposits
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing ............              $   2,112.9      17.2%        $   2,096.6      17.3%        $   2,059.6      18.2%
NOW accounts ...................                    307.7       2.5               296.2       2.4               420.7       3.7
Money market deposit accounts ..                  2,155.4      17.6             2,124.4      17.6             1,995.9      17.7
Savings accounts ...............                  2,147.9      17.5             2,108.9      17.5             1,841.9      16.3
Other consumer time deposits ...                  2,972.1      24.2             2,922.9      24.2             2,954.1      26.1
------------------------------------------------------------------------------------------------------------------------------------
    Total core deposits ........                  9,696.0      79.0             9,549.0      79.0             9,272.2      82.0
------------------------------------------------------------------------------------------- ----------------------------------------
Public fund certificates of
    deposit of $100,000 or more                     933.1       7.6             1,035.8       8.6             1,030.7       9.1
Certificates of deposit of
    $100,000 or more ...........                  1,188.2       9.7             1,134.5       9.4               690.8       6.1
Foreign time deposits ..........                    456.0       3.7               363.1       3.0               310.4       2.8
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits .............              $  12,273.3     100.0%        $  12,082.4     100.0%        $  11,304.1     100.0%
====================================================================================================================================

     Average core deposits totaled $9.7 billion in the third quarter of 2000, a $423.8 million (5%) increase from the third quarter of 1999. The Compass transaction accounted for approximately 25% of the growth in average core deposits in the third quarter of 2000 compared to the third quarter of 1999. Average noninterest-bearing deposits grew $53.3 million and average savings deposits increased $306.0 million in the third quarter of 2000 compared to the third quarter of 1999. The increases were primarily due to internal growth as a result of Hibernia's emphasis on attracting new deposits and expanding current banking relationships. This growth was aided by the continued promotion of products like Tower GoldSM Services and Tower AdvantageSM, both of which offer liquidity, competitive interest rates and the security of a bank deposit. NOW account average balances were down $113.0 million and average money market deposit accounts were up $159.5 million in the third quarter of 2000 compared to the third quarter of 1999. These changes were primarily due to increased volume in the Reserve Money Manager sweep, resulting from increases in the Tower GoldSM checking product.

     Average noncore deposits were up $545.4 million (27%) from the third quarter of 1999 to $2.6 billion or 21% of total deposits. Average large denomination certificates of deposit increased $399.8 million compared to the third quarter of 1999 as a result of competitive pricing and increased marketing efforts. Average foreign time deposits increased $145.6 million due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

     Total  deposits at September 30, 2000 were $12.2  billion,  up $0.8 billion
(7%)  from   September  30,  1999.   The  Compass   transaction   accounted  for
approximately 15% of the growth in total deposits.


BORROWINGS

     Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and Federal Home Loan Bank advances) increased $116.3 million (6%) to $2.1 billion for the third quarter of 2000 compared to the third quarter of 1999. For the first nine months of 2000 compared to the first nine months of 1999, average borrowings increased $116.6 million (6%) to $2.0 billion.

     Average Federal Home Loan Bank (FHLB) advances for the third quarter of 2000 totaled $812.8 million, down from $815.6 million in the third quarter of 1999. At September 30, 2000 the Company's FHLB advances totaled $1,044.2 million a decrease of $0.8 million from September 30, 1999. In the fourth quarter of 1999, the FHLB exercised its right to call a $100 million advance, and a $100 million advance reached maturity. In August 2000, another FHLB advance of $100 million matured. Replacement funding consisted of a $300 million advance bearing a quarterly adjustable rate. The FHLB may demand payment of $400 million in callable advances at quarterly intervals, of which $200 million is not callable before September 2001 and $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate. The Company's reliance on borrowings continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.


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

     On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts to hedge interest rate or foreign exchange rate risk on specific assets and liabilities. Hibernia held foreign exchange rate forward contracts totaling $11.1 million at September 30, 2000, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies.

     Derivative financial instruments are also held or issued by the Company for trading purposes to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of derivative financial instruments held for trading totaled $493.1 million at September 30, 2000. In addition to these customer-related derivative financial instruments, the Company has entered into derivative contracts for its own account related to its mortgage origination activity, which totaled $209.3 million at September 30, 2000. Hibernia's credit exposure related to derivative financial instruments held for trading totaled $4.1 million at September 30, 2000.


RESULTS OF OPERATIONS:

NET INTEREST INCOME

     Taxable-equivalent net interest income for the third quarter of 2000 totaled $156.6 million, a $3.7 million increase from the same period in 1999 and $0.2 million decrease from the second quarter of 2000. Taxable-equivalent net interest income for the first nine months of 2000 totaled $464.4 million, a $20.0 million increase over the first nine months of 1999.

     The increase in net interest income for the third quarter and first nine months of 2000 from the comparable periods in 1999 was largely a result of the growth in earning assets. Contributing to the growth in average earning assets was the increase in consumer loans, which were up $1.3 million (28%) in third-quarter 2000 compared to the same quarter in 1999.

     Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

=============================================================================================================================
TABLE 7 - INTEREST-EARNING ASSET COMPOSITION
=============================================================================================================================
                                                                    2000                                 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                     Third         Second          First         Fourth          Third
(Percentage of average balances)                   Quarter        Quarter        Quarter        Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------------
Commercial loans .................                    23.4%          24.9%          26.0%          26.6%          28.0%
Small business loans .............                    16.1           16.0           16.4           16.9           16.8
Consumer loans ...................                    38.5           36.7           35.0           34.6           32.6
-----------------------------------------------------------------------------------------------------------------------------
    Total loans ..................                    78.0           77.6           77.4           78.1           77.4
-----------------------------------------------------------------------------------------------------------------------------
Securities available for sale ....                    18.1           18.6           18.6           19.0           20.0
Securities held to maturity ......                     2.6            2.5            2.1            0.9              -
-----------------------------------------------------------------------------------------------------------------------------
    Total securities .............                    20.7           21.1           20.7           19.9           20.0
-----------------------------------------------------------------------------------------------------------------------------
Short-term investments ...........                     0.7            0.7            1.4            1.3            1.6
Mortgage loans held for sale .....                     0.6            0.6            0.5            0.7            1.0
-----------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                    100.0%         100.0%         100.0%         100.0%         100.0%
=============================================================================================================================

     Table 8 details the net interest margin for the most recent five quarters.

=============================================================================================================================
TABLE 8 - NET INTEREST MARGIN   (taxable-equivalent)
=============================================================================================================================
                                                                    2000                                  1999
-----------------------------------------------------------------------------------------------------------------------------
                                                     Third         Second          First         Fourth          Third
                                                   Quarter        Quarter        Quarter        Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------------
Yield on earning assets .............                 8.42%          8.32%          8.12%          7.98%          7.91%
Rate on interest-bearing liabilities                  5.14           4.92           4.66           4.44           4.26
-----------------------------------------------------------------------------------------------------------------------------
    Net interest spread .............                 3.28           3.40           3.46           3.54           3.65
Contribution of
    noninterest-bearing funds .......                 0.91           0.87           0.81           0.80           0.77
-----------------------------------------------------------------------------------------------------------------------------
    Net interest margin .............                 4.19%          4.27%          4.27%          4.34%          4.42%
=============================================================================================================================
Noninterest-bearing funds
    supporting earning assets .......                17.65%         17.65%         17.47%         17.98%         18.27%
=============================================================================================================================

     The net interest margin was 4.19% for the third quarter of 2000, down 23 basis points from the third quarter of 1999 and down 8 basis points from the second quarter of 2000. The decline in the net interest margin from 1999 is primarily due to the effect of the change in the mix of the loan portfolio to relatively lower yielding, consumer loans, previously discussed, and the continuing change in the deposit mix toward market-rate deposits.

     Table 9 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 2000 and the second quarter of 2000 and between the third quarter of 2000 and the third quarter of 1999.

====================================================================================================================================
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
====================================================================================================================================
                                                                           Third Quarter 2000 Compared to:
------------------------------------------------------------------------------------------------------------------------------------
                                                            Second Quarter 2000                       Third Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Increase (Decrease) Due to Change In:
------------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                    Volume          Rate        Total          Volume          Rate        Total
------------------------------------------------------------------------------------------------------------------------------------
Taxable-equivalent
    interest earned on:
     Commercial loans ...............             $ (3,821)     $  3,228     $   (593)       $ (7,701)     $ 10,218     $  2,517
     Small business loans ...........                  866         1,993        2,859           2,061         3,425        5,486
     Consumer loans .................                7,307         1,594        8,901          26,681         2,121       28,802
------------------------------------------------------------------------------------------------------------------------------------
         Loans ......................                4,352         6,815       11,167          21,041        15,764       36,805
------------------------------------------------------------------------------------------------------------------------------------
     Securities available for sale ..                 (874)         (826)      (1,700)           (894)        1,226          332
     Securities held to maturity ....                  246            14          260           6,004             -        6,004
------------------------------------------------------------------------------------------------------------------------------------
         Securities .................                 (628)         (812)      (1,440)          5,110         1,226        6,336
------------------------------------------------------------------------------------------------------------------------------------
     Short-term investments .........                  (31)          175          144          (1,900)          741       (1,159)
     Mortgage loans held for sale ...                  316            15          331            (757)          405         (352)
------------------------------------------------------------------------------------------------------------------------------------
           Total ....................                4,009         6,193       10,202          23,494        18,136       41,630
====================================================================================================================================
Interest paid on:
     NOW accounts ...................                  106           202          308            (838)        1,159          321
     Money market
         deposit accounts ...........                  215         1,757        1,972           1,081         2,695        3,776
     Savings accounts ...............                  440           992        1,432           3,171         4,346        7,517
     Other consumer time deposits ...                  653         2,321        2,974             222         4,707        4,929
     Public fund certificates of
         deposit of $100,000 or more                (1,599)          913         (686)         (1,285)        3,468        2,183
     Certificates of deposit
         of $100,000 or more ........                  805         1,063        1,868           7,424         2,165        9,589
     Foreign deposits ...............                1,424           289        1,713           2,053         1,288        3,341
     Federal funds purchased ........                   28           569          597             405         2,695        3,100
     Repurchase agreements ..........                  160           438          598           1,176         1,793        2,969
     Federal Home Loan Bank advances                  (453)          106         (347)            (37)          268          231
------------------------------------------------------------------------------------------------------------------------------------
           Total ....................                1,779         8,650       10,429          13,372        24,584       37,956
====================================================================================================================================
Taxable-equivalent
     net interest income ............             $  2,230      $ (2,457)    $   (227)       $ 10,122      $ (6,448)    $  3,674
====================================================================================================================================
----------------
(1)   Change due to mix (both volume and rate) has  been allocated to volume and rate changes  in  proportion  to the  relationship of the  absolute dollar amounts to the changes in each.

     The analysis of Consolidated Average Balances, Interest and Rates on pages 26 and 27 of this discussion presents the Company's taxable-equivalent net interest income and average balances for the three months ended September 30, 2000, June 30, 2000 and September 30, 1999 and the first nine months of 2000 and 1999.

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                      Third Quarter 2000                       Second Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                             Average                                  Average
interest $ in thousands)                                     Balance     Interest    Rate             Balance     Interest    Rate
====================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................      $   3,499.8    $  80,733    9.18%        $   3,668.5    $  81,326    8.92%
    Small business loans ..........................          2,394.3       57,578    9.57             2,357.4       54,719    9.34
    Consumer loans ................................          5,740.1      122,665    8.51             5,397.3      113,764    8.47
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................         11,634.2      260,976    8.93            11,423.2      249,809    8.79
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................          2,691.2       44,641    6.63             2,743.4       46,341    6.76
    Securities held to maturity ...................            386.1        6,004    6.22               370.3        5,744    6.20
------------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................          3,077.3       50,645    6.58             3,113.7       52,085    6.69
------------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................            105.0        1,822    6.90               106.9        1,678    6.31
    Mortgage loans held for sale ..................             94.8        1,895    8.00                79.0        1,564    7.92
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............         14,911.3    $ 315,338    8.42%           14,722.8    $ 305,136    8.32%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................           (166.0)                                  (165.0)
Noninterest-earning assets:
    Cash and due from banks .......................            482.6                                    475.8
    Other assets ..................................            792.0                                    754.9
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........          1,274.6                                  1,230.7
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................      $  16,019.9                              $  15,788.5
====================================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................      $     307.7    $   2,967    3.84%        $     296.2    $   2,659    3.61%
        Money market deposit accounts .............          2,155.4       16,581    3.06             2,124.4       14,609    2.77
        Savings accounts ..........................          2,147.9       24,929    4.62             2,108.9       23,497    4.48
        Other consumer time deposits ..............          2,972.1       41,210    5.52             2,922.9       38,236    5.26
        Public fund certificates of deposit
            of $100,000 or more ...................            933.1       14,853    6.33             1,035.8       15,539    6.03
        Certificates of deposit of $100,000 or more          1,188.2       18,458    6.18             1,134.5       16,590    5.88
        Foreign time deposits .....................            456.0        7,044    6.14               363.1        5,331    5.91
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......         10,160.4      126,042    4.94             9,985.8      116,461    4.69
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................            761.9       12,697    6.63               760.1       12,100    6.40
        Repurchase agreements .....................            544.4        8,330    6.09               533.6        7,732    5.83
    Federal Home Loan Bank advances ...............            812.8       11,663    5.71               844.5       12,010    5.72
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........         12,279.5    $ 158,732    5.14%           12,124.0    $ 148,303    4.92%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................          2,112.9                                  2,096.6
    Other liabilities .............................            189.5                                    175.1
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....          2,302.4                                  2,271.7
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................          1,438.0                                  1,392.8
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity       $  16,019.9                              $  15,788.5
====================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                  3.28%                                    3.40%
Cost of funds supporting interest-earning assets ..                                  4.23%                                    4.05%
Net interest income/margin ........................                     $ 156,606    4.19%                       $ 156,833    4.27%
====================================================================================================================================
----------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries                                                                       Nine Months Ended
Taxable-equivalent basis (1)                                      Third Quarter 1999                       September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                             Average                                  Average
interest $ in thousands)                                     Balance     Interest    Rate             Balance     Interest    Rate
====================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................      $   3,859.7    $  78,216    8.04%        $   3,611.4    $ 240,650    8.90%
    Small business loans ..........................          2,305.3       52,092    8.97             2,359.1      165,157    9.35
    Consumer loans ................................          4,489.5       93,863    8.31             5,374.2      339,317    8.43
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................         10,654.5      224,171    8.35            11,344.7      745,124    8.77
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................          2,745.9       44,309    6.45             2,691.6      134,595    6.67
    Securities held to maturity ...................                -            -       -               351.4       16,317    6.19
------------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................          2,745.9       44,309    6.45             3,043.0      150,912    6.61
------------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................            224.9        2,981    5.26               136.0        6,329    6.21
    Mortgage loans held for sale ..................            135.5        2,247    6.63                82.9        4,815    7.74
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............         13,760.8    $ 273,708    7.91%           14,606.6    $ 907,180    8.29%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................           (148.9)                                  (163.0)
Noninterest-earning assets:
    Cash and due from banks .......................            490.2                                    491.5
    Other assets ..................................            725.6                                    765.2
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........          1,215.8                                  1,256.7
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................      $  14,827.7                              $  15,700.3
====================================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................      $     420.7    $   2,646    2.50%        $     302.9    $   8,491    3.74%
        Money market deposit accounts .............          1,995.9       12,805    2.55             2,161.3       46,235    2.86
        Savings accounts ..........................          1,841.9       17,412    3.75             2,095.2       70,535    4.50
        Other consumer time deposits ..............          2,954.1       36,281    4.87             2,934.6      115,996    5.28
        Public fund certificates of deposit
            of $100,000 or more ...................          1,030.7       12,670    4.88               980.5       43,873    5.98
        Certificates of deposit of $100,000 or more            690.8        8,869    5.09             1,140.0       50,545    5.92
        Foreign time deposits .....................            310.4        3,703    4.73               381.3       16,641    5.83
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......          9,244.5       94,386    4.05             9,995.8      352,316    4.71
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................            732.0        9,597    5.20               677.3       32,059    6.32
        Repurchase agreements .....................            455.2        5,361    4.67               530.1       22,755    5.73
    Federal Home Loan Bank advances ...............            815.6       11,432    5.56               833.9       35,643    5.71
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........         11,247.3    $ 120,776    4.26%           12,037.1    $ 442,773    4.91%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................          2,059.6                                  2,082.1
    Other liabilities .............................            167.4                                    176.3
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....          2,227.0                                  2,258.4
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................          1,353.4                                  1,404.8
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity       $  14,827.7                              $  15,700.3
====================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                  3.65%                                    3.38%
Cost of funds supporting interest-earning assets ..                                  3.49%                                    4.05%
Net interest income/margin ........................                     $ 152,932    4.42%                       $ 464,407    4.24%
====================================================================================================================================
----------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

===============================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===============================================================================================
Hibernia Corporation and Subsidiaries                              Nine Months Ended
Taxable-equivalent basis (1)                                      September 30, 1999
-----------------------------------------------------------------------------------------------
(Average balances $ in millions,                             Average
interest $ in thousands)                                     Balance     Interest    Rate
===============================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................      $   3,932.3    $ 230,356    7.83%
    Small business loans ..........................          2,183.4      145,084    8.88
    Consumer loans ................................          4,197.4      261,097    8.31
-----------------------------------------------------------------------------------------------
        Total loans (2) ...........................         10,313.1      636,537    8.25
-----------------------------------------------------------------------------------------------
    Securities available for sale .................          2,772.7      131,753    6.34
    Securities held to maturity ...................                -           -        -
-----------------------------------------------------------------------------------------------
        Total securities ..........................          2,772.7      131,753    6.34
-----------------------------------------------------------------------------------------------
    Short-term investments ........................            247.6        9,430    5.09
    Mortgage loans held for sale ..................            190.6        9,244    6.47
-----------------------------------------------------------------------------------------------
        Total interest-earning assets .............         13,524.0    $ 786,964    7.78%
-----------------------------------------------------------------------------------------------
Reserve for loan losses ...........................           (144.6)
Noninterest-earning assets:
    Cash and due from banks .......................            482.0
    Other assets ..................................            645.8
-----------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........          1,127.8
-----------------------------------------------------------------------------------------------
        Total assets ..............................      $  14,507.2
===============================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................      $     364.2    $   6,921    2.54%
        Money market deposit accounts .............          2,092.3       37,404    2.39
        Savings accounts ..........................          1,606.3       42,323    3.52
        Other consumer time deposits ..............          2,953.3      108,244    4.90
        Public fund certificates of deposit
            of $100,000 or more ...................          1,083.1       39,372    4.86
        Certificates of deposit of $100,000 or more            651.1       24,557    5.04
        Foreign time deposits .....................            302.6       10,237    4.52
-----------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......          9,052.9      269,058    3.97
-----------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................            681.5       25,373    4.98
        Repurchase agreements .....................            434.2       14,384    4.43
    Federal Home Loan Bank advances ...............            809.0       33,776    5.58
-----------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........         10,977.6    $ 342,591    4.17%
-----------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................          1,997.3
    Other liabilities .............................            176.8
-----------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....          2,174.1
-----------------------------------------------------------------------------------------------
Total shareholders' equity ........................          1,355.5
-----------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity       $  14,507.2
===============================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                  3.61%
Cost of funds supporting interest-earning assets ..                                  3.39%
Net interest income/margin ........................                     $ 444,373    4.39%
===============================================================================================
----------------
(1)    Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.


NONINTEREST INCOME

     Noninterest income for the third quarter of 2000 was up $8.4 million (15%) to $64.2 million compared to the same period of 1999. For the first nine months of 2000 compared to the same period in 1999, noninterest income was up $22.4 million (14%). Excluding securities transactions, noninterest income increased $8.4 million (15%) in the third quarter of 2000, and was up $26.5 million (17%) during the first nine months of 2000 compared to the same period in 1999. The effect of the purchased companies accounted for approximately 65% of the increase, excluding securities transactions, for the third quarter of 2000 and approximately 50% of the increase for the first nine months of 2000. The major categories of noninterest income for the three months and nine months ended September 30, 2000 and 1999 are presented in Table 10.

====================================================================================================================================
TABLE 10 - NONINTEREST INCOME
====================================================================================================================================
                                                            Three Months Ended                        Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Percentage                                Percentage
                                                    Sept. 30      Sept. 30    Increase        Sept. 30      Sept. 30    Increase
($ in thousands)                                        2000          1999   (Decrease)           2000          1999   (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Service charges on deposits ............           $  26,296     $  24,931       5%          $  75,563     $  71,657       5%
Retail investment service fees .........               6,922         5,302      31              22,304        15,529      44
Trust fees .............................               6,369         6,610      (4)             20,272        16,815      21
Mortgage loan origination
    and servicing fees .................               5,762         4,811      20              16,735        13,751      22
Investment banking .....................               2,420             -       -               6,021             -       -
Insurance ..............................               3,033           662     358               4,159         2,050     103
Other service, collection and
    exchange charges:
    ATM fees ...........................               3,372         3,038      11               9,897         8,903      11
    Debit/credit card fees .............               3,711         3,007      23              10,581         8,094      31
    Other ..............................               3,513         3,408       3              10,647         9,364      14
------------------------------------------------------------------------------------------------------------------------------------
         Total other service, collection
             and exchange charges ......              10,596         9,453      12              31,125        26,361      18
------------------------------------------------------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans ....                 652         1,662     (61)              2,940         4,919     (40)
    Other income .......................               2,165         2,367      (9)              6,677         8,193     (19)
------------------------------------------------------------------------------------------------------------------------------------
         Total other operating income ..               2,817         4,029     (30)              9,617        13,112     (27)
------------------------------------------------------------------------------------------------------------------------------------
Securities gains (losses), net .........                  11            (1)    N/M              (3,690)          408     N/M
------------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income ......           $  64,226     $  55,797      15%          $ 182,106     $ 159,683      14%
====================================================================================================================================

     Service charges on deposits increased $1.4 million (5%) for the third quarter of 2000 and $3.9 million (5%) for the first nine months of 2000 over the comparable periods in 1999. This change was the result of growth in transaction-based fees and commercial account analysis fees due to an increase in the number of accounts.

     Retail investment service fees increased $1.6 million (31%) and $6.8 million (44%) in the third quarter and the first nine months of 2000, respectively, compared to the same periods in 1999. The increases were primarily due to market conditions which resulted in an increase in the sale of financial products and services, particularly annuities and discount brokerage services.

     Trust fees were down $0.2 million (4%) in the third quarter of 2000 and up $3.5 million (21%) for the first nine months of 2000 compared to the same period in 1999. The increase for the first nine months of 2000 was primarily due to the income associated with the $1.4 billion increase in trust assets resulting from the Beaumont transaction. At September 30, 2000 trust assets totaled $8.9 billion.

     Mortgage loan origination and servicing fees increased $1.0 million (20%) in the third quarter and $3.0 million (22%) in the first nine months of 2000 compared to the same periods in 1999. The increase in mortgage fees resulted primarily from the Company's continued emphasis on mortgage banking and the increase in volume of mortgage loans serviced to $6.3 billion at September 30, 2000 as compared to $5.1 billion at September 30, 1999. In the first nine months of 2000, Hibernia funded approximately $1.5 billion in residential first mortgages.

     The merger with Southcoast was completed on April 1, 2000, initiating the Company's entry into one of its newest business lines, full-service investment banking. Investment banking contributed $2.4 million and $6.0 million for the third quarter and first nine months of 2000, respectively.

     Insurance increased $2.4 million (358%) in the third quarter and $2.1 million (103%) in the first nine months of 2000 compared to the same periods in 1999. The purchase of Rosenthal, Louisiana's largest independent insurance broker, consummated on July 6, 2000, significantly expanded Hibernia's insurance capabilities.

     Other service, collection and exchange charges were up $1.1 million (12%) and $4.8 million (18%) in the third quarter and the first nine months of 2000, respectively, compared to the same periods in 1999. ATM fees increased $0.3 million in the third quarter and $1.0 million in the first nine months of 2000 over the comparable periods in 1999 due to the continued growth of the ATM network and expansion of ATM services. Fees generated by Hibernia's CheckmateSM debit card and Capital Access(C) credit card for small businesses led to an increase in debit/credit card fees of $0.7 million for the third quarter and $2.5 million for the first nine months of 2000, compared to the same periods in 1999.

     Other operating income decreased $1.2 million (30%) for the third quarter and $3.5 million (27%) for the first nine months of 2000 over the comparable periods in 1999. Gains on sales of mortgage loans were down $1.0 million in the third quarter and $2.0 million in the first nine months of 2000 over the comparable periods in 1999. The decrease reflects the current interest rate environment and a $1.1 million gain on the sale of mortgage servicing recorded in the third quarter of 1999. Other income decreased $0.2 million for the third quarter and $1.5 million in the first nine months of 2000 compared to the same periods in 1999. The first nine months of 1999 included a $1.7 million gain related to an investment in a mezzanine financing.

     Net securities losses totaled $3.7 million for the first nine months of 2000 compared to net securities gains of $0.4 million for the same period in 1999. The net securities loss in 2000 was due to an energy-related private-equity investment loss of $5.3 million, partially offset by $1.6 million of other securities gains.


NONINTEREST EXPENSE

     For the third quarter of 2000, noninterest expense totaled $119.3 million, an $18.5 million (18%) increase from the third quarter of 1999. For the first nine months of 2000 compared to the same period in 1999, noninterest expense was up $22.4 million (7%). The effect of the purchased companies accounted for
approximately   25%  of  the  increase  for  the  third   quarter  of  2000  and
approximately 65% of the increase for the first nine months of 2000. Merger-related expenses associated with the pooled companies were $0.1 million and $9.0 million for the first nine months of 2000 and 1999, respectively. Excluding merger-related expenses, noninterest expense, on a normalized basis - which excludes the reversal of the management incentive accrual in third-quarter 1999 and additional staff costs associated with the purchased companies - increased 2% in third-quarter 2000 and 5% for the first nine months from the comparable year-ago periods. Noninterest expense for the three months and nine months ended September 30, 2000 and 1999 are presented by major category in Table 11.

     Staff costs, which represent the largest component of noninterest expense, increased $20.4 million (48%) in the third quarter of 2000 and $21.5 million (14%) for the first nine months of 2000 compared to the same periods a year ago. No accrual for management incentives was made in the third quarter of 1999, and $11.3 million accrued in prior periods was reversed. Staff costs for the purchased companies totaled $3.8 million and $8.0 million for the third quarter and the first nine months of 2000. Merger-related staff costs were $0.1 million and $5.1 million in the first nine months of 2000 and 1999, respectively.
Merger-related staff costs in 1999, which primarily occurred in the first quarter, included a $4.4 million stock grant agreement with two key merger employees that was in place several years prior to negotiation of the merger agreement. Excluding the effect of merger-related expenses, staff costs on a normalized basis - which excludes the reversal of the management incentive accruals and additional staff costs associated with the purchased companies - increased 7% for the third quarter and first nine months of 2000 compared to the same periods in 1999.

     Data processing costs decreased $1.4 million (17%) for the third quarter and $1.4 million (6%) for the first nine months of 2000 compared to the same periods a year ago. This is primarily due to decreases in expenses associated with outside data processing services.

     Amortization of intangibles, a noncash expense, increased $3.4 million (20%) to $20.4 million for the first nine months of 2000 compared to the first nine months of 1999. This increase is primarily due to amortization of goodwill, core deposit intangibles and trust intangibles associated with the purchased companies.

====================================================================================================================================
TABLE 11 - NONINTEREST EXPENSE
====================================================================================================================================
                                                              Three Months Ended                        Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Percentage                                Percentage
                                                     Sept. 30      Sept. 30    Increase        Sept. 30      Sept. 30    Increase
($ in thousands)                                         2000          1999   (Decrease)           2000          1999   (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Salaries .........................                  $  52,856     $  34,259       54%         $ 150,853     $ 132,584       14%
Benefits .........................                      9,840         8,029       23             28,944        25,683       13
------------------------------------------------------------------------------------------------------------------------------------
    Total staff costs ............                     62,696        42,288       48            179,797       158,267       14
------------------------------------------------------------------------------------------------------------------------------------
Occupancy, net ...................                      8,903         8,507        5             26,190        24,609        6
Equipment ........................                      7,147         8,068      (11)            22,016        25,108      (12)
------------------------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment                      16,050        16,575       (3)            48,206        49,717       (3)
------------------------------------------------------------------------------------------------------------------------------------
Data processing ..................                      6,615         8,003      (17)            22,462        23,822       (6)
Advertising and promotional
    expenses .....................                      3,282         4,063      (19)            10,819        11,322       (4)
Foreclosed property expense, net .                        (33)           26     (227)               363          (399)     191
Amortization of intangibles ......                      7,115         7,088        -             20,388        16,950       20
Telecommunications ...............                      2,122         2,646      (20)             6,605         7,627      (13)
Postage ..........................                      1,810         1,832       (1)             5,544         5,469        1
Stationery and supplies ..........                        968         1,630      (41)             3,285         4,529      (27)
Professional fees ................                        870         1,427      (39)             4,080         5,513      (26)
State taxes on equity ............                      3,255         2,848       14              9,264         8,543        8
Regulatory expense ...............                      1,077           754       43              3,162         2,277       39
Loan collection expense ..........                      1,581         1,280       24              4,087         3,295       24
Other ............................                     11,864        10,362       14             33,037        31,814        4
------------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ....                  $ 119,272     $ 100,822       18%         $ 351,099     $ 328,746        7%
====================================================================================================================================
Efficiency ratio (1) .............                      54.01%        48.30%                      54.00%        54.46%
Cash-basis efficiency ratio (2) ..                      51.56%        45.72%                      51.66%        52.47%
====================================================================================================================================
----------------
     (1)  Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions)
     (2)  Excluding amortization of purchase accounting intangibles.

     The Company's efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the quarter ended September 30, 2000 was 54.01% compared to 48.30% at September 30, 1999. The ratio for the first nine months of 2000 was 54.00%, down from 54.46% for the first nine months of 1999. The 1999 ratios were impacted by the reversal of management incentive accruals and merger-related expenses, discussed earlier in this section.

     The cash-basis efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 51.56% for the third quarter of 2000 compared to 45.72% for the same period of 1999. For the first nine months of 2000, the cash-basis efficiency ratio was 51.66% compared to 52.47% for the first nine months of 1999.


INCOME TAXES

     The Company recorded $28.4 million in income tax expense in the third quarter of 2000, a $1.7 million (6%) increase from $26.7 million in the third quarter of 1999 as pretax income rose 7%.

     Hibernia National Bank is subject to a Louisiana shareholders' tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. The Texas operations of Hibernia National Bank are subject to Texas franchise tax.


CAPITAL

     Shareholders' equity totaled $1,467.7 million at September 30, 2000 compared to $1,367.1 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $201.9 million, the issuance of $9.1 million of common stock, a $3.1 million increase in unearned compensation and the issuance of $2.0 million of common stock purchase warrants. This increase is partially offset by $75.4 million in dividends declared on common stock, the acquistion of $23.4 million of treasury stock, the redemption of $7.0 million of preferred stock, $6.7 million in dividends declared on preferred stock and a $3.0 million decrease in unrealized gains (losses) on securities available for sale.

     Risk-based capital and leverage ratios exceed the ratios required for designation as a "well-capitalized" institution under regulatory guidelines. Table 12 presents Hibernia's ratios along with selected components of the capital ratio calculations for the most recent five quarters.

====================================================================================================================================
TABLE 12 - CAPITAL
====================================================================================================================================
                                               Sept. 30           June 30          March 31           Dec. 31          Sept. 30
($ in millions)                                    2000              2000              2000              1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................            $   1,246.3       $   1,233.7       $   1,229.2       $   1,203.2       $   1,166.1
    Total ......................                1,402.6           1,388.1           1,380.7           1,350.7           1,312.1

Assets:
    Quarterly average assets (1)               15,811.4          15,618.5          15,129.7          14,833.7          14,624.0
    Net risk-adjusted assets ...               12,495.8          12,341.7          12,109.4          11,788.6          11,671.2

Ratios:
    Tier 1 risk-based capital ..                   9.97%            10.00%            10.15%            10.21%             9.99%
    Total risk-based capital ...                  11.22%            11.25%            11.40%            11.46%            11.24%
    Leverage ...................                   7.88%             7.90%             8.12%             8.11%             7.97%
====================================================================================================================================
----------------
     (1) Excluding the  adjustment for unrealized  gains (losses)  on securities available for sale and disallowed intangibles

     In the first  quarter of 2000,  the  Company  redeemed  approximately  $7.0 million of preferred stock. In April 2000, Hibernia's Board of Directors authorized the Company to begin a buyback of up to 7.5 million common shares over the next 12 months. As of September 30, 2000, the Company had repurchased 1,953,400 shares of its common stock at a cumulative weighted average price of $10.70.


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

     Attracting and retaining core deposits are the Company's primary sources of liquidity. Core deposits totaled $9.8 billion at September 30, 2000, a $0.6 billion (6%) increase from September 30, 1999. This increase is the result of Hibernia's extensive banking office network, aided by the promotion of attractive deposit products, and the effect of the Compass transaction, which added approximately $104.4 million in core deposits. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

     The loan-to-deposit ratio, one measure of liquidity, was 96.9% at September 30, 2000, 94.5% at June 30, 2000, and 94.9% at September 30, 1999. Another
indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 25.5% of Hibernia's loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 2000, unchanged from the second quarter of 2000 and up from 22.1% in the third quarter of 1999. The level of large liability dependence is within limits established by management to maintain liquidity and soundness.

     Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company's current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company's $2.8 billion residential first mortgage portfolio and $1.7 billion indirect consumer portfolio. The Company also has available Federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.






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

10.16 Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Commission by the Registrant (Registration No. 33-26871) is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34 Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992 relating to its 1992 Annual Meeting of Shareholders filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation)

10.35 Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 filed with the Commission by the (Commission File No. 0-7220) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.36 Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission (Commission file no. 0-7220) is hereby incorporated by reference (Employment agreement between Stephen A. Hansel and Hibernia Corporation)

10.38 Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E. R. "Bo" Campbell and Hibernia Corporation)

10.40 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996)

10.41 Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42 Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43 Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44 Form of Change of Control Employment Agreement for Executive and Senior Officers of the Registrant, as amended to date

10.45 Exhibit 10.45 to the Registrant's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

13 Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Commission (Commission File No.0-7220) is hereby incorporated by reference (1998 Annual Report to security holders of Hibernia Corporation).

21 Exhibit 21 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 filed with the Commission (Commission File No. 0-7220) is hereby incorporated by reference (Subsidiaries of the Registrant)

27                Financial Data Schedule

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

                                                     HIBERNIA CORPORATION
                                                     --------------------------
                                                     (Registrant)

Date:   November 14, 2000            By: /s/ Ron E. Samford, Jr.
     -----------------------             -----------------------
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