Form 10-K
period 2000-12-31
HIBERNIA CORP
filed 2001-03-30
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000                                                                                              Commission file No. 1-10294

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   X          NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001.

Class A Common Stock, no par value $2,194,099,183

State the aggregate number of shares outstanding of each of
the Registrant's classes of common stock as of February 28, 2001.

Class A Common Stock, no par value - 157,925,637

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s annual report to shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2000, are incorporated by reference into Part III of this Report.

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
                    (a) Financial Statements
                              Report of Independent Auditors                                              ***
                              Hibernia Corporation and Subsidiaries:
                                      Consolidated Balance Sheets - December 31,
                                             2000 and 1999                                                                ***
                                      Consolidated Income Statements - Years Ended,
                                             December 31, 2000, 1999 and 1998                             ***
                                      Consolidated Statements of Changes in
                                             Shareholders' Equity - Years Ended
                                             December 31, 2000, 1999 and 1998                             ***
                                      Consolidated Statements of Cash Flows - Years
                                             Ended December 31, 2000, 1999 and 1998                 ***

                    (b) Reports on Form 8-K                                                                         **
                              Item 5 Other Event                  December 20, 2000
                              Item 5 Other Event                  December 21, 2000

                    (c) Exhibits                                                                                                **

* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.

** Reports on Form 8-K and Exhibits have been separately filed with the Commission.

*** This information is included in EX-13.

(1) The material required by Items 10 through 13 is incorporated by reference to the Company’s definitive Proxy Statement which will be filed with the Commission within 120 days of December 31, 2000; however, the “Executive Compensation Committee Report” and the “Stock Performance Graph” contained therein are not incorporated herein by reference.

PART I

ITEM 1. BUSINESS

        Hibernia Corporation (Company) is a Louisiana business corporation organized in 1972. The Company became a bank holding company in 1973 and a financial holding company in 2000. As of December 31, 2000, the Company was the largest publicly traded bank and financial holding company headquartered in Louisiana with assets of $16.7 billion and deposits of $12.7 billion. Hibernia National Bank (Bank), the Company’s sole depository institution subsidiary, was chartered as a national banking association in 1933 and can trace its origins back to 1870. On January 1, 1999, Hibernia National Bank of Texas (formerly Texarkana National Bank which was chartered as a national banking association in 1887 and acquired by the Company in 1996) was merged with and into the Bank resulting in the Company operating a single depository institution in all of its markets. As a financial holding company the Company can offer a broader range of products and services that are financial in nature. In addition to the Bank, the Company also owns nonbank subsidiaries which engage in the insurance agency, investment banking, and small business investment company businesses.

        As of December 31, 2000 the Company operated 265 locations in 34 Louisiana parishes and 16 Texas counties and two mortgage loan production and retail brokerage services offices in southern Mississippi. In 2000 the Company purchased three branches in East Texas from Compass Bank, which added approximately $115 million in deposits. Additionally, in 2000, the Company expanded services by completing the purchases of Southcoast Capital L.L.C., a full-service investment banking firm, and The Rosenthal Agency, Louisiana’s largest independent insurance brokerage firm. During 1999 the Company completed a merger with MarTex Bancshares, Inc. in East Texas which was accounted for as a pooling of interests, and purchased four Beaumont branches from Chase Bank of Texas, N.A. These transactions resulted in the addition of $785 million in assets and 13 banking offices in 1999. In 1998 the Company completed four mergers, three in Louisiana and one in East Texas, which were accounted for as poolings of interests. At December 31, 2000 the Company and its subsidiaries had 5,366 full-time equivalent employees.

        The Company offers a broad array of financial products and services, including retail, small business, commercial, international, mortgage and private banking; leasing; factoring; investment banking; corporate finance; treasury management; property and casualty, life, and health insurance; trust and investment management; retail brokerage; and alternative investments, including mutual funds and annuities. The Company also performs mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments.

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

        Information on the Company’s various segments is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The reportable operating segments are Commercial, Small Business, Consumer, and Investments and Public Funds. Further segment information is included in Note 24 of Notes to Consolidated Financial Statements in the Company’s Annual Report. The portion of the Company's revenue derived from foreign customers is not a material portion of its overall revenues.

        As a financial institution, the Company's primary asset is loans. At December 31,2000, loans representd 73% of the Company's total assets.

        The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves and an unallocated reserve.

        The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk ratings and possible over- or under-allocations of specific reserves. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, the unallocated reserve considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact credit quality and collectibility of the loan portfolio also impact the unallocated reserve levels. The results of reviews performed by internal and external examiners are also considered.

        The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios, which are key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. The review of reserve adequacy is performed by executive management and presented to the Board of Directors for its review, consideration, and ratification. See “Reserve and Provision for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a further discussion of the reserve for loan losses.

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

        The Company anticipates that the intensity of competition among financial institutions will increase as more companies receive the designation of “financial holding company” under provisions of the Gramm-Leach-Bliley Act (GLBA). The GLBA permits banks, securities firms, and insurance companies to affiliate under an entity to be known as a “financial holding company” which could then serve its customers’ varied financial needs through a single corporate structure.

SUPERVISION AND REGULATION

        The financial services industry is extensively regulated under both federal and state law. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the Federal Reserve Bank of Atlanta. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). The small business investment company subsidiary is regulated by the Small Business Administration. Insurance agency subsidiaries are regulated by the Louisiana Department of Insurance and the Texas Department of Insurance performs a similar function with respect to Hibernia Insurance Agency of Texas, Inc., whose activities are currently limited to the sale, as agent, of credit life insurance and fixed annuities in Texas. Hibernia Investments, L.L.C., a subsidiary of the Bank, and Hibernia Southcoast Capital, Inc., a subsidiary of the Company, are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions, through the Deputy Commissioner of Securities.

        The Company is subject to the Bank Holding Company Act (BHCA), which requires the Company to obtain the prior approval of the FRB to acquire a significant equity interest in any additional banks or bank holding companies. Under the provisions of the GLBA the Company is eligible to engage in nonbanking activities which are financial in nature by notifying, or in certain cases obtaining the prior approval of, the FRB. Under the GLBA, subsidiaries of financial holding companies engaged in nonbank activities would be supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context. Although the FRB continues to be the primary “umbrella” regulator of financial holding companies, the GLBA limits the ability of the FRB to order a financial holding company subsidiary which is regulated by the SEC or a state insurance authority to provide funds or assets to an affiliated depository institution under the FRB’s “source of strength” doctrine.

        The Bank is subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991 which expanded the regulatory and enforcement powers of the federal bank regulatory agencies, required that these agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Bank is also subject to a number of consumer protection laws and regulations of general applicability.

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

LOAN PORTFOLIO

         The amounts and percentages of loans outstanding by type are as follows:

                                                      December 31
-----------------------------------------------------------------------------------------
($ in thousands)                      2000                 1999                1998
-----------------------------------------------------------------------------------------
                                          % of                 % of               % of
                                 Amount  Total        Amount  Total       Amount  Total
Commercial, financial
  and agricultural .......  $ 3,125,067   26%    $ 3,213,764    30%  $ 3,219,516   33%
Real estate-construction..      158,429    1         155,200     1       178,389    2
Real estate-mortgage .....    5,816,524   48       4,979,180    46     4,328,788   44
Consumer .................    2,515,462   21       1,978,303    18     1,628,714   16
Lease financing ..........      167,406    1         102,677     1        32,869    -
All other ................      341,790    3         427,552     4       518,918    5
-----------------------------------------------------------------------------------------
                            $12,124,678  100%    $10,856,676   100%  $ 9,907,194  100%
=========================================================================================

                                           December 31
---------------------------------------------------------------------
($ in thousands)                      1997                 1996
---------------------------------------------------------------------
                                          % of                 % of
                                 Amount  Total        Amount  Total
Commercial, financial
  and agricultural .......  $ 2,526,628   30%    $ 1,864,371    27%
Real estate-construction..      119,110    2          91,390     2
Real estate-mortgage .....    3,880,342   46       3,190,662    46
Consumer .................    1,506,594   18       1,517,046    22
Lease financing ..........       31,031    -          16,162     -
All other ................      323,524    4         214,849     3
---------------------------------------------------------------------
                            $ 8,387,229  100%    $ 6,894,480   100%
=====================================================================

SELECTED LOAN MATURITIES

        The following table shows selected categories of loans outstanding as of December 31, 2000, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.

                                                 Maturing
--------------------------------------------------------------------------------
                                           After One
                                 Within   But Within       After
($ in thousands)               One Year   Five Years  Five Years        Total
--------------------------------------------------------------------------------

Commercial, financial and
  agricultural ............  $1,353,758   $1,536,767    $234,542   $3,125,067
Real estate-construction...     118,104       28,791      11,534      158,429
--------------------------------------------------------------------------------
                             $1,471,862   $1,565,558    $246,076   $3,283,496
================================================================================

                                                         Interest Sensitivity
--------------------------------------------------------------------------------
                                                           Fixed     Variable
                                                            Rate         Rate
--------------------------------------------------------------------------------
Due after one but within five years                     $368,299   $1,197,259
Due after five years                                     108,321      137,755
--------------------------------------------------------------------------------
                                                        $476,620   $1,335,014
================================================================================

SUMMARY OF LOAN LOSS EXPERIENCE

         The following is a summary of activity in the reserve for loan losses:

                                                      Year Ended December 31
----------------------------------------------------------------------------------------------
($ in thousands)                       2000        1999        1998        1997        1996
----------------------------------------------------------------------------------------------
Balance of reserve for
 loan losses
  at beginning of period ......   $ 156,072   $ 130,347   $ 126,557   $ 146,097   $ 167,505
Addition due to purchased
  transactions ................         450       3,035           -         479       6,413
Transfer due to securitizations         (68)       (182)          -           -           -
Loans charged off:
  Commercial, financial,
    and agricultural ..........     (65,277)    (53,427)    (11,262)    (11,420)     (6,137)
  Real estate - construction ..          (1)         (7)       (151)        (50)        (76)
  Real estate - mortgage ......     (17,173)     (3,995)     (4,404)     (5,392)     (2,697)
  Consumer ....................     (28,761)    (22,988)    (24,917)    (29,294)    (27,411)
  Lease financing .............      (1,034)       (172)          -           -           -
  All other ...................        (207)     (2,777)       (154)       (261)       (339)
----------------------------------------------------------------------------------------------
    Total charge offs ...          (112,453)    (83,366)    (40,888)    (46,417)    (36,660)
----------------------------------------------------------------------------------------------

Recoveries of loans
  previously charged off:
  Commercial, financial,
    and agricultural ..........       3,915       4,154       3,031       3,854       6,915
  Real estate - construction ..          58         292         470         103         138
  Real estate - mortgage ......       2,523       6,618       6,542       8,647       5,357
  Consumer ....................       7,055       7,326       7,120      10,118       7,890
  Lease financing .............           3           -           -           -           -
  All other ...................          48          48         289         243         426
----------------------------------------------------------------------------------------------
    Total recoveries ..........      13,602      18,438      17,452      22,965      20,726
----------------------------------------------------------------------------------------------
Net loans charged off .........     (98,851)    (64,928)    (23,436)    (23,452)    (15,934)

 Additions to reserve
  charged to operating
  expense .....................     120,650      87,800      27,226       3,433     (11,887)
----------------------------------------------------------------------------------------------
Balance at end of period ......   $ 178,253   $ 156,072   $ 130,347   $ 126,557   $ 146,097
==============================================================================================

Ratio of net charge-offs
  to average loans outstanding         0.86%       0.62%       0.26%       0.31%       0.26%
==============================================================================================

ALLOCATION OF RESERVE FOR LOAN LOSSES

        The reserve for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for probable credit losses inherent in the loan portfolio within the categories of loans set forth in the table below. See “Reserve and Provision for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a discussion of the factors which influence management’s judgment in determining the adequacy of the reserve for loan losses.

----------------------------------------------------------------------------------------------
($ in thousands)                       2000        1999        1998        1997        1996
----------------------------------------------------------------------------------------------
Reserve at end of period:
   Commercial, financial and
      agricultural (1) ........   $  59,618   $  46,136   $  27,797   $  19,024   $  18,823
   Real estate - construction .       1,728       1,419         952         718         698
   Real estate - mortgage .....      31,390      21,783      13,709      18,511      22,280
   Consumer ...................      56,994      47,234      50,215      53,464      63,646
   Not allocated ..............      28,523      39,500      37,674      34,840      40,650
----------------------------------------------------------------------------------------------
                                  $ 178,253   $ 156,072   $ 130,347   $ 126,557   $ 146,097
==============================================================================================
(1) Includes lease financings

MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

        The following table shows large-denomination certificates of deposit as of December 31, 2000 by remaining maturity.

-------------------------------------------------------------
($ in thousands)                    Domestic      Foreign
-------------------------------------------------------------
3 months or less ................ $  955,830   $  628,348
Over 3 months through 6 months...    385,520            -
Over 6 months through 12 months..    432,065            -
Over 12 months through 5 years...    297,007            -
Over 5 years ....................      3,086            -
-------------------------------------------------------------
     Total ...................... $2,073,508   $  628,348
=============================================================

FORWARD-LOOKING STATEMENTS

        Statements in this Report Form 10-K that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this 10-K. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, asset quality, interest rates, loan demand, changes in consumer spending, borrowing and saving habits, competition, government monetary policy, changes in laws and regulations and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements.

ITEM 2. PROPERTIES

        The Company’s executive offices are located in downtown New Orleans, Louisiana, in the main office of Hibernia National Bank. The Company leases its main office building and operations center under the terms of sale/leaseback agreements. The Company and the Bank consider all properties owned or leased to be suitable and adequate for their intended purposes and consider the terms of existing leases to be fair and reasonable.

        On December 31, 2000 the Company reported miscellaneous property with a net book value of $6,853,000. These properties include $4,267,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $2,586,000 of duplicate or excess bank-owned premises. See “Asset Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a further discussion of these properties.

ITEM 3. LEGAL PROCEEDINGS

        The Company and its subsidiaries are parties to certain pending legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

           Following is a list of executive officers of the Company as of March 15, 2001. Each executive officer of the Company is elected annually by the Board of Directors and holds his or her position until the earlier of (a) the next annual meeting of the Board of Directors and the election and qualification of his or her successor or (b) his or her removal or resignation from office.

           PAUL J. BONITATIBUS, 52, is Chief Community Banking Executive of the Company and Hibernia National Bank, a position he assumed in February 2001. Prior to that and since June 2000, Mr. Bonitatibus was Chairman of the Greater New Orleans Region. Prior to June 2000 he was President of the Greater New Orleans Market area.

           J. HERBERT BOYDSTUN, 54, became President and Chief Executive Officer of the Company and Hibernia National Bank as of December 17, 2000. Prior to that, since June 2000, Mr. Boydstun was Chief Community Banking Officer of the Company and Hibernia National Bank. From 1996 to June 2000, Mr. Boydstun was Chairman of the Southwest Region of the Company and Hibernia National Bank. Mr. Boydstun served as Southcentral/Northeast Regional Chairman from 1995 to 1996 and as Northeast Regional Chairman from August 1994 until 1995. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

           E.R. "BO" CAMPBELL, 60, is Vice Chairman of the Board of Directors of the Company and Hibernia National Bank. Mr. Campbell also served on the Board of Directors of Hibernia National Bank of Texas, and as its Chairman during a portion of 1998, until that bank was merged into Hibernia National Bank. Mr. Campbell served as Northern Regional Chairman of the Company and Hibernia National Bank from January 1995 until 1997.

           K. KIRK DOMINGOS III, 59, Senior Executive Vice President/Retail Arena and Technology of the Company and Hibernia National Bank, assumed those responsibilities in September 1997. Mr. Domingos is responsible for the consumer and business banking product lines and various business lines, primarily consumer related. He also has responsibility for certain administrative functions of the Company. Mr. Domingos has been employed by the Company and/or its subsidiaries since August 1975 and assumed the position of Senior Executive Vice President responsible for Support Services in August 1994 and the position of Executive Vice President and Administrative Executive of the Company and Hibernia National Bank in August 1991.

           MARSHA M. GASSAN, 48, serves as Senior Executive Vice President and Chief Financial Officer of the Company and Hibernia National Bank, positions which she assumed in April 1996. During 1998 and a portion of 1999, Ms. Gassan also served as Treasurer of the Company and Hibernia National Bank. Prior to April 1996, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to 1994).

           RUSSELL S. HOADLEY, 56, serves as Executive Vice President/Employee and Public Relations for the Company and Hibernia National Bank, a position he assumed in 1994. From the time he joined the Company in July 1993 until his promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company and Hibernia National Bank.

           RANDALL E. HOWARD, 53, serves as Chief Commercial Banking Executive of the Company and Hibernia National Bank, a position he assumed in June 2000. Prior to that and since February 1998, Mr. Howard was Chairman of the Southeast Region for the Company and Hibernia National Bank. From 1987 to February 1998, Mr. Howard served as President and Chief Executive Officer of ArgentBank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into Hibernia National Bank in early 1998. Mr. Howard was elected to the Boards of Directors of the Company and Hibernia National Bank on December 20, 2000 to fill a vacancy on the Board.

           RONALD E. SAMFORD, JR., 48, serves as Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company, positions which he has held since November 1992.

           RICHARD G. WRIGHT, 51, serves as Senior Executive Vice President and Chief Credit Officer of the Company and Hibernia National Bank, a position which he assumed in March 1996. Mr. Wright is also responsible for credit services, which includes loan operations. From August 1994 until March 1996, Mr. Wright served as Executive Vice President/Credit Policy and Analysis of the Company and Hibernia National Bank, and from the time he joined the Company in May 1992 until August 1994, he served as Senior Vice President in the Credit and Asset Quality area of the Company and Hibernia National Bank.

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

10.34                   Exhibit C to the Registrant’s definitive proxy statement dated August 17,
                            1992, relating to its 1992 Annual Meeting of Shareholders, filed by the
                            Registrant with the Commission is hereby incorporated by reference (Long-Term
Incentive Plan of Hibernia Corporation)

10.35                   Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                            March 31, 2000, filed with the Commission by the Registrant (Commission File No.
                            0-7220) is hereby incorporated by reference (1993 Director Stock Option Plan of
Hibernia Corporation, as amended to date)

10.38                   Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31,
                            1999,filed with the Commission by the Registrant (Commission File No. 0-7220) is hereby incorporated by reference (Employment Agreement between E. R. "Bo" Campbell and
Hibernia Corporation)

10.40                   Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 0-7220) is hereby incorporated by reference (Split-Dollar Life Insurance
                            Plan of Hibernia Corporation effective as of July 1996, amended in certain limited respects as described in Appendix A to Contract Buyout and Separation
Agreement filed as Exhibit 10.46)

10.41                   Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 0-7220) is hereby incorporated by reference (Nonqualified Deferred
                            Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42                   Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 0-7220) is hereby incorporated by reference (Supplemental Stock Compensation
Plan for Key Management Employees effective as of July 1996)

10.43                   Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 0-7220) is hereby incorporated by reference (Nonqualified Target Benefit
(Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44                   Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                            September 30, 2000, filed with the Commission by the Registrant (Commission File
                            No. 0-7220) is hereby incorporated by reference (Form of Change of Control
                            Employment Agreement for Executive and Senior Officers of the Registrant, as
amended to date)

10.45                   Exhibit 10.45 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997, filed with the Commission by the Registrant (Commission
                            File No. 0-7220) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

10.46 Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel

10.47                   Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between
                            Hibernia Corporation and Stephen A. Hansel (the form of which is included as
                            Appendix C to the Contract Buyout and Separation Agreement filed as Exhibit 10.46)

13 2000 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report)

21                         Subsidiaries of the Registrant

23                         Consent of Independent Auditors

24                         Powers of Attorney
99.1                      Exhibit 99.1 to the Annual Report on Form 10-K (as amended)
                             dated June 27, 2000, filed with the Commission, is hereby incorporated by reference
                             (Annual Report of the Retirement Security Plan for the fiscal year ended
December 31, 1999)

99.2                      Exhibit 99.2 to the Annual Report on Form 10-K (as amended)
                             dated June 27, 2000, filed with the Commission, is hereby incorporated by reference
                             (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1999)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 28, 2001 on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

By: /s/ J. Herbert Boydstun J. Herbert Boydstun President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Marsha M. Gassan                                                     /s/ Ronald E. Samford, Jr.
Marsha M. Gassan                                                           Ronald E. Samford, Jr.
Senior Executive Vice President                                     Executive Vice President and Controller
Chief Financial Officer                                                     Chief Accounting Officer

Robert H. Boh*, Director                                                 Sidney W. Lassen*, Director
J. Herbert Boydstun*, Director                                       Donald J. Nalty*, Director
E.R. "Bo" Campbell*, Director                                        Ray B. Nesbitt*, Director
Richard W. Freeman, Jr.*, Director                                William C. O'Malley*, Director
Dick H. Hearin*, Director                                                 James R. Peltier*, Director
Robert T. Holleman*, Director                                        Robert T. Ratcliff*, Director
Randall E. Howard*, Director                                          Janee M. Tucker*, Director
Elton R. King*, Director

*By:     /s/ Cathy E. Chessin
              Cathy E. Chessin
              Attorney-in-fact