Form 10-Q
period 2001-03-31
HIBERNIA CORP
filed 2001-05-15
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001                                                                                         Commission file No. 1-10294

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
incorporation or organization)                                                                                                                               Identification No.)

313 Carondelet Street, New Orleans, Louisiana 70130
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:     (504) 533-5332

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   X          NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at April 30, 2000 158,189,961 Shares

HIBERNIA CORPORATION

INDEX

                                                                                                                                                                  Page No.
Part I.     Financial Information

                    Item 1. Financial Statements

                                      Consolidated Balance Sheets                                                                              ***

                                      Consolidated Income Statements                                                                       ***

                                      Consolidated Statements of Changes in
                                             Shareholders' Equity                                                                                      ***

                                      Consolidated Statements of Cash Flows                                                           ***

                                      Notes to Consolidated Financial Statements                                                    ***

                    Item 2. Management's Discussion and Analysis of Financial
                                             Condition and Results of Operations                                                          ***

                       Item 3. Quantitative and Qualitative Disclosures about Market Risk                           ***

Part II.    Other Information

                    Item 6. Exhibits and Reports on Form 8-K                                                                            ***

CONSOLIDATED BALANCE SHEETS

Hibernia Corporation and Subsidiaries                                             March 31       December 31          March 31
Unaudited ($ in thousands)                                                            2001              2000              2000
====================================================================================================================================

Assets
  Cash and cash equivalents .............................................     $    620,701      $    820,334      $    788,993
  Securities available for sale .........................................        2,919,576         2,686,988         2,688,304
  Securities held to maturity (estimated fair value of $347,006, $356,211 and $278,465 at March 31, 2001, December 31, 2000 and
     March 31, 2000, respectively) ......................................          343,625           361,872           291,857
  Mortgage loans held for sale ..........................................          299,114           123,671            71,852
  Loans, net of unearned income .........................................       11,916,683        12,124,678        11,326,032
      Reserve for loan losses ...........................................         (180,778)         (178,253)         (161,274)
------------------------------------------------------------------------------------------------------------------------------------
          Loans, net ....................................................       11,735,905        11,946,425        11,164,758
------------------------------------------------------------------------------------------------------------------------------------
  Premises and equipment ................................................          207,126           207,703           204,735
  Customers' acceptance liability .......................................               41                46               129
  Other assets ..........................................................          552,314           551,007           531,132
------------------------------------------------------------------------------------------------------------------------------------
          Total assets ..................................................     $ 16,678,402      $ 16,698,046      $ 15,741,760
====================================================================================================================================

Liabilities
  Deposits:
      Noninterest-bearing ...............................................     $  2,206,265      $  2,243,044      $  2,110,021
      Interest-bearing ..................................................       10,494,253        10,449,688        10,051,173
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits ................................................       12,700,518        12,692,732        12,161,194
------------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings .................................................        1,048,447         1,310,515         1,168,651
  Liability on acceptances ..............................................               41                46               129
  Other liabilities .....................................................          255,994           171,106           173,509
  Federal Home Loan Bank advances .......................................        1,143,601         1,043,996           844,638
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities .............................................       15,148,601        15,218,395        14,348,121
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
 Preferred Stock, no par value:
   Authorized - 100,000,000 shares; Series A issued and outstanding -
      1,739,000, 1,739,000 and
      1,860,000 at March 31, 2001,
      December 31, 2000 and March 31, 2000, respectively ................           86,950            86,950            93,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued - 161,250,083, 161,014,508 and 160,338,912 at March 31, 2001,
       December 31, 2000 and March 31, 2000, respectively ...............          309,600           309,147           307,851
  Surplus ...............................................................          434,578           432,378           425,331
  Retained earnings .....................................................          747,349           718,719           660,806
  Treasury stock at cost: 3,284,720, 3,284,720 and 170,000 shares at
     March 31, 2001, December 31, 2000 and March 31, 2000, respectively .          (35,927)          (35,927)           (1,641)
  Accumulated other comprehensive income ................................           18,188              (679)          (57,022)
  Unearned compensation .................................................          (30,937)          (30,937)          (34,686)
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ....................................        1,529,801         1,479,651         1,393,639
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ....................     $ 16,678,402      $ 16,698,046      $ 15,741,760
====================================================================================================================================
----------------
See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS

Hibernia Corporation and Subsidiaries
Three Months Ended March 31,
-----------------------------------------------------------------------------------------------
Unaudited ($ in thousands, except per-share data)                     2001           2000
===============================================================================================
Interest income
    Interest and fees on loans ......................            $ 260,850      $ 233,253
    Interest on securities available for sale .......               42,620         42,049
    Interest on securities held to maturity .........                5,500          4,569
    Interest on short-term investments ..............                2,328          2,829
    Interest and fees on mortgage loans held for sale                2,923          1,356
-----------------------------------------------------------------------------------------------
        Total interest income .......................              314,221        284,056
-----------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ............................              119,323        109,813
    Interest on short-term borrowings ...............               20,075         13,955
    Interest on Federal Home Loan Bank advances .....               15,938         11,970
-----------------------------------------------------------------------------------------------
        Total interest expense ......................              155,336        135,738
-----------------------------------------------------------------------------------------------
Net interest income .................................              158,885        148,318
    Provision for loan losses .......................               18,000         16,250
-----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .              140,885        132,068
-----------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits .....................               27,242         24,077
    Retail investment service fees ..................                7,344          7,905
    Trust fees ......................................                6,677          6,664
    Mortgage loan origination and servicing fees ....                6,522          5,240
    Investment banking ..............................                3,350              -
    Insurance .......................................                3,360            618
    Other service, collection and exchange charges ..               11,863         10,093
    Other operating income ..........................                6,433          3,846
    Securities gains (losses), net ..................               (3,914)            30
-----------------------------------------------------------------------------------------------
        Total noninterest income ....................               68,877         58,473
-----------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits ..................               67,184         56,285
    Occupancy expense, net ..........................                9,452          8,408
    Equipment expense ...............................                7,853          7,601
    Data processing expense .........................                7,946          8,093
    Advertising and promotional expense .............                4,249          3,767
    Foreclosed property expense, net ................                  139             77
    Amortization of intangibles .....................                7,884          6,630
    Other operating expense .........................               26,371         22,200
-----------------------------------------------------------------------------------------------
        Total noninterest expense ...................              131,078        113,061
-----------------------------------------------------------------------------------------------
Income before income taxes ..........................               78,684         77,480
Income tax expense ..................................               28,351         27,349
-----------------------------------------------------------------------------------------------
Net income ..........................................            $  50,333      $  50,131
===============================================================================================

Net income applicable to common shareholders ........            $  48,833      $  48,406
===============================================================================================

Net income per common share .........................            $    0.31      $    0.31
===============================================================================================
Net income per common share - assuming dilution .....            $    0.31      $    0.31
===============================================================================================
-----------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

Hibernia Corporation and Subsidiaries
($ in thousands, except per-share data)
====================================================================================================================================
                                                                                                Accumulated
                                                                                                   Other
                                            Preferred       Common                  Retained   Comprehensive           Comprehensive
                                                Stock        Stock      Surplus     Earnings       Income        Other        Income
====================================================================================================================================
Balances at December 31, 2000 ..........   $  86,950    $ 309,147    $ 432,378    $ 718,719    $    (679)    $ (66,864)
Net income .............................           -            -            -       50,333            -             -     $ 50,333
Unrealized gains (losses) on securities,
    net of reclassification adjustments            -            -            -            -       17,482             -       17,482
Change in accumulated gains (losses)
    on cash flow hedges, net of
    reclassification adjustments .......           -            -            -            -        1,385             -        1,385
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                                   $ 69,200
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................           -          446        1,391            -            -             -
   Restricted stock awards .............           -            7           44            -            -             -
Cash dividends declared:
   Preferred ($.8625 per share) ........           -            -            -       (1,500)           -             -
   Common ($.13 per share) .............           -            -            -      (20,203)           -             -
Acceleration of vesting of stock option            -            -          844            -            -             -
Other ..................................           -            -          (79)           -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2001 .............   $  86,950    $ 309,600    $ 434,578    $ 747,349    $  18,188     $ (66,864)
====================================================================================================================================

====================================================================================================================================
                                                                                                Accumulated
                                                                                                   Other
                                           Preferred       Common                  Retained    Comprehensive           Comprehensive
                                               Stock        Stock      Surplus     Earnings        Income        Other        Income
====================================================================================================================================
Balances at December 31, 1999 ..........   $ 100,000    $ 307,824    $ 425,185    $ 631,314    $ (54,122)    $ (34,686)
Net income .............................           -            -            -       50,131            -             -     $ 50,131
Unrealized gains (losses) on securities,
   net of reclassification adjustments             -            -            -            -       (2,900)            -       (2,900)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                                   $ 47,231
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................           -           18           53            -            -             -
   Restricted stock awards .............           -            9           37            -            -             -
Cash dividends declared:
   Preferred ($.8625 per share) ........           -            -            -       (1,725)           -             -
   Common ($.12 per share) .............           -            -            -      (18,914)           -             -
Acquisition of treasury shares .........           -            -            -            -            -        (1,641)
Redemption of preferred stock ..........      (7,000)           -          131            -            -             -
Other ..................................           -            -          (75)           -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000 .............   $  93,000    $ 307,851    $ 425,331    $ 660,806    $ (57,022)    $ (36,327)
====================================================================================================================================
----------------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands)                                                           2001         2000
============================================================================================================

Operating activities
  Net income ............................................................       $  50,333    $  50,131
  Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
         Provision for loan losses ......................................          18,000       16,250
         Amortization of intangibles and deferred charges ...............           7,857        6,603
         Depreciation and amortization ..................................           7,293        6,797
         Derivative instruments gains, net ..............................          (2,072)           -
         Non-cash compensation expense ..................................             844            -
         Premium amortization (discount accretion), net .................             448         (124)
         Realized securities losses (gains), net ........................           3,914          (30)
         Gains on sales of assets, net ..................................             (43)        (700)
         Provision for losses on foreclosed and other assets ............              48          187
         Decrease (increase) in mortgage loans held for sale ............        (175,443)      20,852
         Decrease (increase) in deferred income tax asset ...............             487         (267)
         Decrease (increase) in interest receivable and other assets ....             454       (8,375)
         Increase in interest payable and other liabilities .............          30,170       38,618
------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by operating activities .................         (57,710)     129,942
------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................        (627,379)    (281,083)
  Proceeds from maturities of securities available for sale .............         372,799      228,036
  Proceeds from maturities of securities held to maturity ...............          18,213        8,665
  Proceeds from sales of securities available for sale ..................         290,795       20,760
  Net decrease (increase) in loans ......................................          42,501     (281,603)
  Proceeds from sales of loans ..........................................          21,320        1,334
  Purchases of loans ....................................................         (72,089)    (201,528)
  Purchases of premises, equipment and other assets .....................         (13,893)      (8,507)
  Proceeds from sales of foreclosed assets and excess bank-owned property             350        2,469
  Proceeds from sales of premises, equipment and other assets ...........               3          846
------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by investing activities .................          32,620     (510,611)
------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in deposits ..............................................           7,786      305,291
  Net increase (decrease) in short-term borrowings ......................        (262,068)      65,961
  Proceeds from Federal Home Loan Bank advances .........................         300,000            -
  Payments on Federal Home Loan Bank advances ...........................        (200,395)        (211)
  Proceeds from issuance of common stock ................................           1,837           71
  Dividends paid ........................................................         (21,703)     (20,639)
  Redemption of preferred shares ........................................               -       (6,869)
  Acquisition of treasury stock .........................................               -       (1,641)
------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities .................        (174,543)     341,963
------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ...................................        (199,633)     (38,706)
Cash and cash equivalents at beginning of period ........................         820,334      827,699
------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................       $ 620,701    $ 788,993
============================================================================================================
-------------
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited

Note 1
Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2
Employee Benefit Plans

           The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s general practice has been to grant options at no less than the fair market value of the stock at the date of grant. Options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest in six months. Until October 1997, those options were granted under the 1987 Stock Option Plan; after October 1997, those options are granted under the 1993 Directors’ Stock Option Plan. Other options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors’ Stock Option Plan generally become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan. That option vests on July 26, 2001.

           Options granted to employees and directors generally become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted unless the holder leaves the employ of the Company other than through retirement, death or disability, in which case the options expire at the date of termination. Options granted under the Long-Term Incentive Plan and the 1993 Directors’ Stock Option Plan generally expire 10 years from the date of grant unless the holder dies, retires, becomes permanently disabled or leaves the employ of the Company, in which case the options expire at various times ranging from 90 days to 12 months. The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the death (but not later than January 31, 2006). All options vest immediately upon a change of control of the Company. Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company’s treasury stock.

           The following tables summarize the option activity in the plans during the first quarter of 2001. During 1997, the 1987 Stock Option Plan was terminated; therefore, at March 31, 2001 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan. An option to purchase 250,000 shares at $13.84 per share was granted to a former chief executive officer in the first quarter of 2001 under the 2001 Nonqualified Stock Option Plan. This option remains outstanding at March 31, 2001. There are no shares available for grant under the 2001 Nonqualified Stock Option Plan at March 31, 2001.

============================================================================================================
                                                                                              Weighted
                                                                                               Average
                                                                      Non-                    Exercise
                                                  Incentive      Qualified          Total        Price
------------------------------------------------------------------------------------------------------------
1987 Stock Option Plan:
Outstanding, December 31, 2000 ....                  43,913      1,079,279      1,123,192    $    6.09
Exercised .........................                 (22,500)       (20,303)       (42,803)        5.13
------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 2001 .......                  21,413      1,058,976      1,080,389    $    6.13
============================================================================================================
Exercisable, March 31, 2001 .......                  21,413      1,058,976      1,080,389    $    6.13
============================================================================================================

Long-Term Incentive Plan:
Outstanding, December 31, 2000 ....                  12,598     10,980,534     10,993,132    $   12.36
Granted ...........................                       -      2,699,235      2,699,235        13.47
Canceled ..........................                       -       (191,107)      (191,107)       13.09
Exercised .........................                       -       (165,222)      (165,222)        8.18
------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 2001 .......                  12,598     13,323,440     13,336,038    $   12.62
============================================================================================================
Exercisable, March 31, 2001 .......                  12,598      6,950,102      6,962,700    $   12.46
============================================================================================================
Available for grant, March 31, 2001                                               978,849
============================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, December 31, 2000 ....                       -        430,000        430,000    $   12.20
Exercised .........................                       -        (30,000)       (30,000)        9.91
------------------------------------------------------------------------------------------------------------
Outstanding, March 31, 2001 .......                       -        400,000        400,000    $   12.37
============================================================================================================
Exercisable, March 31, 2001 .......                       -        243,750        243,750    $   11.79
============================================================================================================
Available for grant, March 31, 2001                                               442,500
============================================================================================================

           In addition to the above option activity in the plans, 7,000 shares of restricted stock were awarded under the Long-Term Incentive Plan during the first quarter of 2001.

Note 3
Net Income Per Common Share

            The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

=================================================================================================
($ in thousands, except per-share data)                             Three Months Ended March 31
-------------------------------------------------------------------------------------------------
                                                                        2001           2000
-------------------------------------------------------------------------------------------------

Numerator:
    Net income ....................................             $     50,333   $     50,131
    Preferred stock dividends .....................                    1,500          1,725
-------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....                   48,833         48,406
    Effect of dilutive securities .................                        -              -
-------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................             $     48,833   $     48,406
=================================================================================================

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)              155,442,541    157,511,645
    Effect of dilutive securities:
        Stock options .............................                1,824,424        630,027
        Restricted stock awards ...................                  166,410         96,175
        Purchase warrants .........................                   35,138              -
-------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................              157,468,513    158,237,847
=================================================================================================
Net income per common share .......................             $       0.31   $       0.31
=================================================================================================
Net income per common share - assuming dilution ...             $       0.31   $       0.31
=================================================================================================

           The weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,411,906 and 2,722,004 for the three months ended March 31, 2001 and 2000, respectively.

           Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended March 31, 2001 and 2000 there were 3,980,371 antidilutive options outstanding with exercise prices ranging from $13.84 to $21.72 per option share, and 9,541,411 antidilutive options outstanding with exercise prices ranging from $9.91 to $21.72 per option share, respectively.

Note 4
Segment Information

           The Company’s segment information is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with that described in the December 31, 2000 Annual Report. There are no significant intersegment revenues.

           The following table presents selected financial information for each segment.

====================================================================================================================================
                                                                                       Investments
                                                              Small                     and Public                         Segment
 ($ in thousands)                         Commercial       Business        Consumer          Funds           Other           Total
------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2001
Average loans ....................      $  3,415,500   $  2,382,800    $  6,291,700   $      1,200    $     21,700    $ 12,112,900
Average assets ...................      $  3,475,200   $  2,387,400    $  8,586,000   $  3,608,000    $    712,800    $ 18,769,400
Average deposits .................      $  1,043,800   $  1,763,000    $  7,264,700   $  1,956,300    $     23,500    $ 12,051,300

Net interest income ..............      $     31,393   $     39,897    $     79,583   $     12,954    $     (3,781)   $    160,046
Noninterest income ...............      $     10,494   $      7,110    $     51,190   $        789    $        456    $     70,039
Net income .......................      $      5,134   $     10,898    $     28,357   $      7,135    $     (1,089)   $     50,435
====================================================================================================================================
Three months ended March 31, 2000
Average loans ....................      $  3,672,300   $  2,321,700    $  4,956,200   $      1,200    $     22,100    $ 10,973,500
Average assets ...................      $  3,731,400   $  2,328,800    $  7,985,000   $  3,024,600    $    676,400    $ 17,746,200
Average deposits .................      $    976,100   $  1,666,100    $  6,993,500   $  1,936,900    $    (11,700)   $ 11,560,900

Net interest income ..............      $     31,848   $     37,099    $     68,320   $     13,474    $     (1,236)   $    149,505
Noninterest income ...............      $      8,245   $      6,335    $     46,291   $        446    $        268    $     61,585
Net income .......................      $      8,975   $     10,337    $     25,769   $      7,351    $     (1,193)   $     51,239
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

====================================================================================================================================
                                             Average        Average         Average   Net Interest     Noninterest
($ in thousands)                               Loans         Assets        Deposits         Income          Income      Net Income
------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2001
Segment total ....................      $ 12,112,900   $ 18,769,400    $ 12,051,300   $    160,046    $     70,039    $     50,435
  Excess funds invested ..........                 -     (2,362,400)              -              -               -               -
  Reclassification of cash items
    in process of collection .....                 -        325,400         325,400              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............                 -              -               -         (1,161)              -            (755)
  Mortgage servicing rights ......                 -        (25,300)              -              -          (1,162)            (71)
  Income tax expense .............                 -              -               -              -               -             724
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............      $ 12,112,900   $ 16,707,100    $ 12,376,700   $    158,885    $     68,877    $     50,333
====================================================================================================================================
Three months ended March 31, 2000
Segment total ....................      $ 10,973,500   $ 17,746,200    $ 11,560,900   $    149,505    $     61,585    $     51,239
  Excess funds invested ..........                 -     (2,750,700)              -              -               -               -
  Reclassification of cash items
    in process of collection .....                 -        314,900         314,900              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............                 -              -               -         (1,187)              -            (772)
  Mortgage servicing rights ......                 -        (21,300)              -              -          (3,112)         (1,466)
  Income tax expense .............                 -              -               -              -               -           1,130
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............      $ 10,973,500   $ 15,289,100    $ 11,875,800   $    148,318    $     58,473    $     50,131
====================================================================================================================================

Note 5
Derivative Financial Instruments

           Effective January 1, 2001 the Company adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged item through income or recognized in other comprehensive income until the hedged item is recognized in earnings. As a result of the adoption of SFAS No. 133 (as amended) on January 1, 2001, $640,000 was recognized in noninterest income due to the cumulative effect of the accounting change. The after-tax cumulative effect of the accounting change of $416,000 was considered immaterial and therefore is not separately presented in the Consolidated Income Statements.

           The Company maintains positions in a variety of derivative financial instruments. Many of these positions are customer-oriented, and generally, matched positions are established for these customer-oriented activities to minimize risk to the Company. Additionally, the Company enters into forward sales contracts for its own account related to mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. Portions of these contracts are designated as fair value hedges.

Derivatives Not Designated as Hedges
          The amounts disclosed in the following table represent the end-of-period notional and estimated fair values of derivative financial instruments which are not designated as hedges. Notional principal amounts express the volume of these derivative financial instruments although the amounts potentially subject to credit and market risk are much smaller. The estimated fair value represents the net present value of the expected future cash flows of these derivative financial instruments.

============================================================================
                                                   March 31, 2001
----------------------------------------------------------------------------
                                               Notional     Estimated
($ in thousands)                                 Amount    Fair Value
----------------------------------------------------------------------------

Interest Rate Swaps:
    Assets .....................              $ 474,469     $   6,710
    Liabilities ................              $ 391,157     $  (5,542)
Options, caps and floors held ..              $   8,269     $   1,182
Options, caps and floors written              $   8,269     $    (615)
Interest rate lock commitments .              $ 277,688     $   1,214
Forward sales contracts ........              $ 277,688     $    (882)
Foreign exchange contracts:
    Purchased ..................              $   1,483     $      74
    Sold .......................              $   1,483     $     (69)
============================================================================

           Net gains on these derivative instruments recognized in earnings prior to January 1, 2001 were immaterial. In the first quarter of 2001, noninterest income of $1,735,000 was recognized on interest rate contracts not designated as hedges and $332,000 was recognized in noninterest income relating to the value of interest rate lock commitment derivatives and the related forward sales contracts resulting from the Company's mortgage origination activity.

Derivatives Designated as Hedges
           The amounts disclosed in the following table represent the end-of-period notional and estimated fair values of derivative financial instruments which are designated as hedges. Notional principal amounts express the volume of these derivative financial instruments although the amounts potentially subject to credit and market risk are much smaller. The estimated fair value represents the net present value of the expected future cash flows of these derivative financial instruments.

============================================================================================================
                                                                    March 31, 2001
------------------------------------------------------------------------------------------------------------
                                               Derivative Instrument                  Hedged Item
------------------------------------------------------------------------------------------------------------
                                                                                             Change in
                                               Notional    Estimated               Hedged    Estimated
($ in thousands)                                 Amount   Fair Value               Amount   Fair Value
------------------------------------------------------------------------------------------------------------

Fair value hedges:
    Forward sales contracts ....              $ 230,397     ($ 1,987)
    Mortgage loans held for sale                                                $ 230,397     $  1,987
    Foreign exchange contracts ..                15,623         (314)
    Foreign-denominated loans ..                                                   15,623          314
------------------------------------------------------------------------------------------------------------
       Total fair value hedges .              $ 246,020     ($ 2,301)           $ 246,020     $  2,301
============================================================================================================
Cash flow hedge:
    Interest rate swap asset ...              $ 300,000      $ 1,385
============================================================================================================

Fair value hedges
          Portions of the forward sales contracts relating to mortgage loans held for sale are designated as fair value hedges. The purpose of these contracts is to protect the Company from the risk that changes in the interest rate environment will affect the sales price of loans when they are eventually sold. As interest rates rise, the decline in the value of the loans is offset by increases in the value of the forward sales contracts. Conversely, as interest rates decline, the value of the forward sales contracts decreases, but the value of the loans increases. The notional values of these forward sales contracts total $230,397,000 with a negative fair value of $1,987,000 at March 31, 2001. The fair value of the corresponding hedged loans increased by $1,987,000 at March 31, 2001, resulting in no impact on earnings.

           The Company enters into forward exchange contracts to hedge certain expected loan payments denominated in foreign currencies. The purpose of these derivative contracts is to protect the Company from risk that changes in the foreign exchange rates will affect the value of the foreign-denominated loans. The notional amount of these contracts totaled approximately $15,623,000 with a negative fair value of $314,000 at March 31, 2001. The fair value of the corresponding hedged loans increased by $314,000 at March 31, 2001, resulting in no impact on earnings.

Cash flow hedge
          The Company also enters into interest rate contracts in order to manage interest rate exposure. These contracts are designated as cash flow hedges. Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must receive appropriate credit approval before the Company enters into such interest rate contracts. At March 31, 2001, the Company has an interest rate swap agreement that effectively modifies the Company’s exposure to interest rate risk by converting a portion of the Company’s variable rate Federal Home Loan Bank (FHLB) advances to a fixed rate. The notional amount of the swap, which matures in 2005, is $300,000,000. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The estimated fair value of this interest rate swap was $1,385,000 at March 31, 2001. There was no effect on income related to hedge ineffectiveness. As a result of this swap, interest expense was decreased by $26,000 for the first quarter of 2001. This impact represents the difference between fixed and floating rates for the period the swap was in effect. As interest is accrued monthly on the underlying FHLB advance, the fair value of the swap recorded in other comprehensive income will be adjusted and the current month's swap payable or receivable will be recorded in interest expense. In accordance with the provisions of SFAS No. 133 for cash flow hedges, the hedged FHLB advances are not marked to market and therefore are not reflected in the table above.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
================================================================================================================
                                                                             Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                                                  March 31     December 31        March 31
($ in thousands, except per-share data)                               2001            2000            2000
================================================================================================================
Interest income .....................................          $   314,221     $   318,046     $   284,056
Interest expense ....................................              155,336         163,987         135,738
----------------------------------------------------------------------------------------------------------------
Net interest income .................................              158,885         154,059         148,318
Provision for loan losses ...........................               18,000          70,000          16,250
----------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses .......................              140,885          84,059         132,068
----------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income ...............................               72,791          66,810          58,443
   Securities gains (losses), net ...................               (3,914)           (231)             30
----------------------------------------------------------------------------------------------------------------
Noninterest income ..................................               68,877          66,579          58,473
Noninterest expense .................................              131,078         124,979         113,061
----------------------------------------------------------------------------------------------------------------
Income before taxes .................................               78,684          25,659          77,480
Income tax expense ..................................               28,351           8,231          27,349
----------------------------------------------------------------------------------------------------------------
Net income ..........................................          $    50,333     $    17,428     $    50,131
----------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ........          $    48,833     $    15,928     $    48,406
================================================================================================================
Per common share information:
   Net income .......................................          $      0.31     $      0.10     $      0.31
   Net income - assuming dilution ...................          $      0.31     $      0.10     $      0.31
   Cash dividends declared ..........................          $      0.13     $      0.13     $      0.12
Average shares outstanding (000s) ...................              155,443         155,758         157,512
Average shares outstanding - assuming dilution (000s)              157,469         157,219         158,238
Dividend payout ratio ...............................                41.94%         130.00%          38.71%
================================================================================================================
Selected quarter-end balances (in millions)
Loans ...............................................          $  11,916.7     $  12,124.7     $  11,326.0
Deposits ............................................             12,700.5        12,692.7        12,161.2
Federal Home Loan Bank advances .....................              1,143.6         1,044.0           844.6
Equity ..............................................              1,529.8         1,479.7         1,393.7
Total assets ........................................             16,678.4        16,698.0        15,741.8
================================================================================================================
Selected average balances (in millions)
Loans ...............................................          $  12,112.9     $  11,981.1     $  10,973.5
Deposits ............................................             12,376.7        12,146.5        11,875.8
Federal Home Loan Bank advances .....................              1,126.0         1,044.1           844.7
Equity ..............................................              1,502.7         1,475.2         1,383.1
Total assets ........................................             16,707.1        16,312.6        15,289.1
================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent) ............                 4.17%           4.11%           4.27%
Return on assets ....................................                 1.21%           0.43%           1.31%
Return on common equity .............................                13.80%           4.59%          15.08%
Return on total equity ..............................                13.40%           4.73%          14.50%
Efficiency ratio ....................................                55.97%          55.92%          53.99%
Average equity/average assets .......................                 8.99%           9.04%           9.05%
Tier 1 risk-based capital ratio .....................                 9.96%           9.69%          10.15%
Total risk-based capital ratio ......................                11.21%          10.94%          11.40%
Leverage ratio ......................................                 7.70%           7.65%           8.12%
================================================================================================================
Cash-basis financial data (2)
Net income applicable to common shareholders ........          $    52,980     $    20,169     $    52,329
Net income per common share .........................          $      0.34     $      0.13     $      0.33
Net income per common share - assuming dilution .....          $      0.34     $      0.13     $      0.33
Return on assets ....................................                 1.32%           0.54%           1.43%
Return on common equity .............................                17.57%           6.87%          19.14%
Efficiency ratio ....................................                53.79%          53.57%          51.62%
Average equity/average assets .......................                 7.84%           7.83%           7.90%
================================================================================================================
--------------
(1) The  effects of  mergers  accounted for as  purchase transactions have been included from the date of consummation. Prior periods have been conformed to current-period presentation.

(2) Excluding amortization  and balances of  purchase accounting intangibles net of applicable taxes.

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

           Management’s Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the “Company” or “Hibernia”) and its subsidiaries, principally Hibernia National Bank (the “Bank”). This discussion should be read in conjunction with the accompanying tables and consolidated financial statements.

FIRST-QUARTER 2001 HIGHLIGHTS

           Hibernia Corporation's results for the first quarter of 2001 showed a solid financial performance driven by growth in operating revenues and net interest income.

•           Net income for the first quarter of 2001 totaled $50.3 million ($.31 per common share), compared to $50.1 million ($.31 per common share) for the first quarter of 2000. Net income, excluding securities transactions, for the first quarter of 2001 totaled $52.9 million ($.33 per common share), up 6% compared to $50.1 million ($.31 per common share) for the first quarter of 2000.

•           On a taxable-equivalent basis, excluding securities transactions, total revenues for the first quarter of 2001 totaled $234.2 million, a $24.8 million (12%) increase from the first quarter 2000 level of $209.4 million. As a percentage of total revenues, first-quarter 2001 noninterest income, excluding securities transactions, increased to 31% from 28% a year ago.

•           Net interest income increased $10.6 million (7%) to $158.9 million for the first quarter of 2001 compared to the first quarter of 2000. The net interest margin was 4.17%, compared to 4.27% for first-quarter 2000 and 4.11% for fourth-quarter 2000. The increase in the margin compared to the prior quarter reflects the fact that rates on interest-bearing liabilities declined faster than yields on earning assets.

•           Noninterest income increased $10.4 million (18%) to $68.9 million for the first quarter of 2001 compared to the first quarter of 2000. Noninterest income (excluding securities transactions) increased $14.3 million (25%) to $72.8 million for the first quarter of 2001 compared to the first quarter of 2000. Insurance and investment banking, two of the Company’s newest business lines, helped fuel this growth by contributing $6.7 million to noninterest income in 2001.

•           Total assets increased $0.9 billion (6%) to $16.7 billion at March 31, 2001 compared to March 31, 2000.

•           Total loans increased $0.6 billion (5%) from March 31, 2000 to $11.9 billion at March 31, 2001. Consumer loans grew $956.6 million (18%) to $6.2 billion, small business loans increased $95.9 million (4%) to $2.4 billion and commercial loans decreased $461.8 million (12%) to $3.3 billion, as efforts to reduce the level of shared national credits as a percentage of the loan portfolio continued to show progress.

•            Total deposits grew $0.5 billion (4%) from March 31, 2000 to $12.7 billion at March 31, 2001.

•            At March 31, 2001, Hibernia had repurchased approximately 3.3 million shares of its common stock under a 12-month buyback plan authorized by the Board of Directors in April 2000. In April 2001, the Board of Directors authorized the continuation of the plan under terms that allow the repurchase of up to 3.5 million additional shares over the next 12 months.

•           In April 2001, Hibernia’s Board of Directors declared a quarterly cash dividend of 13 cents per common share, an 8% increase from 12 cents per common share declared in April 2000.

MERGER ACTIVITY

           The Company’s merger activity in 2000 included the purchase of a full-service investment banking firm, the purchase of an insurance brokerage firm, and the purchase of assets and assumption of liabilities of three East Texas banking offices from Compass Bank (the “Compass transaction”). These companies are referred to as the “purchased companies.” In accordance with the purchase method of accounting, the financial results of the purchased companies are included from the dates of consummation of the mergers.

           Measures of financial performance subsequent to purchase transactions are more relevant when comparing cash-basis results (i.e., before amortization of purchase accounting intangibles), because they are more indicative of cash flows, and thus the Company’s ability to support growth and pay dividends. The cash-basis measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on page 13.

FINANCIAL CONDITION:

EARNING ASSETS

           Earning assets averaged $15.6 billion in the first quarter of 2001, a $1.4 billion (10%) increase from the first-quarter 2000 average of $14.2 billion. The increase in average earning assets was primarily due to loan growth in the consumer portfolio, as a result of the Company’s continued emphasis on real estate secured loans and an increase in indirect lending. Hibernia has funded the loan growth through increases in deposits and borrowed funds.

           Loans. Average loans for the first quarter of 2001 of $12.1 billion were up $131.8 million (1%) from the fourth quarter of 2000 and up $1.1 billion (10%) compared to the first quarter of 2000.

           Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at March 31, 2001, December 31, 2000 and March 31, 2000. Total loans decreased $208.0 million (2%) during the first quarter of 2001 compared to December 31, 2000 and increased $590.7 million (5%) compared to March 31, 2000.

           Consumer loans decreased $38.0 million compared to December 31, 2000 and increased $956.6 million (18%) compared to March 31, 2000. The consumer portfolio growth compared to the same period last year was primarily in residential mortgages and indirect loans. Indirect loans increased $563.4 million from March 31, 2000. Approximately half the growth in indirect loans was the result of the recent strategic expansion into Texas markets.

           Small business loans increased $36.3 million (2%) compared to December 31, 2000 and $95.9 million (4%) compared to March 31, 2000. The growth in the small business portfolio compared to the same period last year was primarily focused in the services industry and real estate categories.

           Commercial loans decreased $206.3 million (6%) compared to December 31, 2000 and decreased $461.8 million (12%) compared to March 31, 2000. The decrease in commercial loans from March 31, 2000 was primarily the result of a reduction in shared national credits, down 30% from a year earlier, and the Company’s continued effort to create more granularity in, and diversify the risk of, the loan portfolio. A shared national credit is one that is shared by three or more banks and aggregates $20 million or more.

           During 2001 and 2000, Hibernia securitized $314.9 million of its residential first mortgages through the Federal National Mortgage Association (FNMA), of which $202.4 million was securitized and classified as available for sale securities during the first quarter of 2001, and $112.5 million was securitized and classified as held to maturity securities during the second quarter of 2000. These portions of the consumer portfolio were securitized with recourse provisions, and reserves have been established to cover potential losses. These transactions affect the categorization of individual line items on the balance sheet by reducing mortgage loans and increasing securities and related recourse reserves.

==================================================================================================================
TABLE 1 - COMPOSITION OF LOAN PORTFOLIO
==================================================================================================================
                                               March 31, 2001      December 31, 2000         March 31, 2000
------------------------------------------------------------------------------------------------------------------
($ in millions)                               Loans   Percent        Loans   Percent        Loans   Percent
==================================================================================================================
Commercial:
    Commercial and industrial .....     $   1,307.5      11.0%  $  1,387.9      11.4%  $  1,476.8      13.0%
    Services industry .............           736.9       6.2        811.4       6.7        905.2       8.0
    Real estate ...................           415.8       3.5        434.4       3.6        494.3       4.4
    Health care ...................           289.8       2.4        295.3       2.4        329.6       2.9
    Transportation,  communications
       and utilities ..............           225.3       1.9        212.8       1.8        244.6       2.2
    Energy ........................           238.6       2.0        265.7       2.2        240.8       2.1
    Other .........................            81.4       0.7         94.1       0.8         65.8       0.6
------------------------------------------------------------------------------------------------------------------
       Total commercial ...........         3,295.3      27.7      3,501.6      28.9      3,757.1      33.2
------------------------------------------------------------------------------------------------------------------
Small Business:
    Commercial and industrial .....           769.1       6.4        755.7       6.2        763.1       6.7
    Services industry .............           599.7       5.0        594.3       4.9        556.8       4.9
    Real estate ...................           414.5       3.5        402.9       3.3        372.5       3.3
    Health care ...................           152.6       1.3        153.2       1.3        142.9       1.3
    Transportation,  communications
       and utilities ..............           100.8       0.8         95.8       0.8         94.3       0.8
    Energy ........................            30.8       0.3         27.5       0.2         33.3       0.3
    Other .........................           364.8       3.1        366.6       3.1        373.5       3.3
------------------------------------------------------------------------------------------------------------------
       Total small business .......         2,432.3      20.4      2,396.0      19.8      2,336.4      20.6
------------------------------------------------------------------------------------------------------------------
Consumer:
    Residential mortgages:
       First mortgages ............         2,714.1      22.8      2,899.8      23.9      2,520.4      22.3
       Junior liens ...............           422.0       3.5        409.2       3.4        303.4       2.7
    Indirect ......................         1,996.4      16.7      1,863.7      15.3      1,433.0      12.6
    Revolving credit ..............           454.0       3.8        448.7       3.7        379.3       3.3
    Other .........................           602.6       5.1        605.7       5.0        596.4       5.3
------------------------------------------------------------------------------------------------------------------
       Total consumer .............         6,189.1      51.9      6,227.1      51.3      5,232.5      46.2
------------------------------------------------------------------------------------------------------------------
Total loans .......................     $  11,916.7     100.0%  $ 12,124.7     100.0%  $ 11,326.0     100.0%
==================================================================================================================

           Securities Available for Sale. Average securities available for sale increased $127.2 million (5%) in the first quarter of 2001 compared to the fourth quarter of 2000 and $157.9 million (6%) compared to the first quarter of 2000. These increases were primarily due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements. Changes in unrealized gains (losses) reflecting the changing interest rate environment also contributed to these increases. Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

           Securities Held to Maturity. Average securities held to maturity in the first quarter of 2001 totaled $355.9 million, up $58.6 million (20%) from the first quarter of 2000. The increase was primarily the result of the securitizations of residential first mortgages in the second quarter of 2000.

           Short-Term Investments. Average short-term investments, primarily federal funds sold and securities purchased under agreements to resell (reverse repurchase agreements), for the three months ended March 31, 2001 totaled $162.7 million, up $111.9 million compared to $50.8 million in the fourth quarter and down $33.9 million (17%) compared to $196.6 million in the first quarter of 2000. The increase in short-term investments from the fourth quarter of 2000 results from additional reverse repurchase agreements obtained to satisfy the collateral requirements associated with the increase in Public Fund NOW accounts. The decrease from the first quarter of 2000 is primarily due to a reduction in reverse repurchase agreements. This reduction is the result of the securitizations of residential first mortgages previously discussed which may be used as collateral for certain deposits, thus reducing the need for reverse repurchase agreements.

           Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the first quarter of 2001 increased $55.2 million (48%) and $94.9 million (127%) compared to the fourth and first quarter of 2000, respectively. As a result of changes in the interest rate environment, there was an increased demand for fixed-rate mortgages during the quarter. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

ASSET QUALITY

           Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, foreclosed assets and excess bank-owned property, in addition to their related ratios.

           Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total delinquencies increased $21.9 million (49%) from March 31, 2000 and decreased $11.9 million (15%) from December 31, 2000. Accruing loans past due 90 days or more, which are primarily consumer loans, were $7.6 million at March 31, 2001 compared to $6.3 million at March 31, 2000 and $8.9 million at December 31, 2000.

======================================================================================================================
TABLE 2 - LOAN DELINQUENCIES
======================================================================================================================
                                                        March 31     Dec. 31    Sept. 30     June 30    March 31
($ in millions)                                             2001        2000        2000        2000        2000
======================================================================================================================
Days past due:
    30 to 89 days ...........................            $  58.9     $  69.5     $  62.4     $  36.4     $  38.3
    90 days or more .........................                7.6         8.9         6.3         5.9         6.3
----------------------------------------------------------------------------------------------------------------------
        Total delinquencies .................            $  66.5     $  78.4     $  68.7     $  42.3     $  44.6
----------------------------------------------------------------------------------------------------------------------
Total delinquencies as a percentage of loans:
    Commercial ..............................               0.31%       0.33%       0.42%       0.04%       0.11%
    Small business ..........................               0.55%       0.63%       0.39%       0.38%       0.42%
    Consumer ................................               0.69%       0.83%       0.75%       0.57%       0.58%
    Total loans .............................               0.56%       0.65%       0.58%       0.37%       0.39%
======================================================================================================================

           Delinquencies as a percentage of total loans at March 31, 2001 were 0.56%, up from 0.39% a year ago and down from 0.65% at December 31, 2000. Commercial delinquencies decreased from the prior quarter, but increased from a year ago primarily due to a real estate secured loan. Consumer delinquencies declined from the prior quarter in response to an increased focus on collection efforts. The increase in consumer delinquencies from a year ago was driven by growth in the indirect portfolio as well as increased delinquency rates in the residential mortgage and revolving credit portfolios.

============================================================================================================
TABLE 3 - NONPERFORMING ASSETS
============================================================================================================
                                                  March 31    Dec. 31   Sept. 30    June 30   March 31
($ in thousands)                                      2001       2000       2000       2000       2000
============================================================================================================
Nonaccrual loans:
    Commercial ......................             $ 50,908   $ 59,916   $ 83,958   $ 69,905   $ 51,187
    Small business ..................               19,393     16,005     16,927     19,515     19,325
    Consumer ........................                7,163      6,034      4,633      5,740      6,928
------------------------------------------------------------------------------------------------------------
        Total nonperforming loans ...               77,464     81,955    105,518     95,160     77,440
------------------------------------------------------------------------------------------------------------
Foreclosed assets ...................                4,475      4,267      7,567      7,283      7,186
Excess bank-owned property ..........                2,573      2,586      2,597      3,389      3,887
------------------------------------------------------------------------------------------------------------
        Total nonperforming assets ..             $ 84,512   $ 88,808   $115,682   $105,832   $ 88,513
============================================================================================================
Reserve for loan losses .............             $180,778   $178,253   $162,704   $162,757   $161,274
Nonperforming loan ratio:
    Commercial loans ................                 1.54%      1.71%      2.36%      1.94%      1.36%
    Small business loans ............                 0.80%      0.67%      0.71%      0.82%      0.83%
    Consumer loans ..................                 0.12%      0.10%      0.08%      0.10%      0.13%
    Total loans .....................                 0.65%      0.68%      0.89%      0.82%      0.68%
Nonperforming asset ratio ...........                 0.71%      0.73%      0.98%      0.91%      0.78%
Reserve for loan losses as a
    percentage of nonperforming loans               233.37%    217.50%    154.20%    171.04%    208.26%
============================================================================================================

           Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $77.5 million at March 31, 2001, unchanged from March 31, 2000 and down from $82.0 million at December 31, 2000. The decrease from the prior quarter was primarily driven by nonaccrual loans in the commercial loan portfolio, which decreased to $50.9 million from $59.9 million. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

           Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $4.5 million at March 31, 2001, down $2.7 million (38%) from a year earlier primarily due to sales, and up $0.2 million (5%) from December 31, 2000. Excess bank-owned property at March 31, 2001 was down $1.3 million (34%) from March 31, 2000, and was unchanged from December 31, 2000.

           Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At March 31, 2001 the Company’s nonperforming asset ratio was 0.71% compared to 0.78% at March 31, 2000 and 0.73% at December 31, 2000.

           The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

           At March 31, 2001 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $70.3 million. The related portion of the reserve for loan losses was $17.3 million. The comparable amounts at March 31, 2000 were $70.5 million and $22.7 million, respectively. These loans are included in nonaccrual loans in Table 3.

           Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $29.3 million were added to nonperforming loans during the first quarter of 2001, primarily in the commercial loan portfolio. Sales of loans, substantially all of which related to two large commercial credits, reduced nonperforming loans by $19.5 million, and, together with charge-offs and payments, more than offset the additions to nonperforming loans in the first quarter of 2001. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

==========================================================================================================
TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY
==========================================================================================================
                                            2001                            2000
----------------------------------------------------------------------------------------------------------
                                           First       Fourth        Third       Second        First
($ in thousands)                         Quarter      Quarter      Quarter      Quarter      Quarter
==========================================================================================================
Nonperforming loans
    at beginning of period .           $  81,955    $ 105,518    $  95,160    $  77,440    $  76,461
Additions ..................              29,285       42,305       36,062       41,057       11,329
Charge-offs, gross .........              (7,461)     (46,703)     (10,673)      (9,499)      (3,998)
Transfer to OREO ...........                (549)        (460)      (1,889)      (1,693)      (1,355)
Returns to performing status                (419)        (508)      (3,893)      (1,522)        (420)
Payments ...................              (5,877)      (5,714)      (9,102)      (8,636)      (4,506)
Sales ......................             (19,470)     (12,483)        (147)      (1,987)         (71)
----------------------------------------------------------------------------------------------------------
Nonperforming loans
    at end of period .......           $  77,464    $  81,955    $ 105,518    $  95,160    $  77,440
==========================================================================================================

           In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming or past due 90 days and still accruing totaled $49.3 million at March 31, 2001.

RESERVE AND PROVISION FOR LOAN LOSSES

           The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded an $18.0 million provision for loan losses in the first quarter of 2001 compared to $16.3 million in the first quarter of 2000, and $70.0 million in the prior quarter. The provision for loan losses for the first three months of 2001 exceeded net charge-offs by $2.6 million.

           Net charge-offs totaled $15.4 million in the first quarter of 2001 and compared to $11.0 million in the first quarter of 2000 and $54.5 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.51% in the first quarter of 2001, up from 0.40% in the first quarter of 2000, and down from 1.82% in the fourth quarter of 2000. Commercial net charge-offs increased to $3.4 million in the first quarter of 2001 from $2.6 million in the same period of 2000, and decreased from $44.0 million in the fourth quarter of 2000. The first quarter of 2001 included a net recovery of $1.8 million arising from the sale of a nonperforming commercial loan. The fourth quarter of 2000 included significant charge-offs related to large syndicated loans, some of which were sold during that quarter. Net charge-offs of $4.3 million in the small business portfolio for the first quarter of 2001 increased from $3.0 million in first quarter of 2000, and from $3.5 million in the fourth quarter of 2000. Consumer net charge-offs increased to $7.6 million in the first quarter of 2001, up from $5.4 million in the first quarter of 2000 and up from $7.0 million in the prior quarter. The increase in consumer net charge-offs from the prior year resulted primarily from the growth in the consumer portfolio and a higher level of charge-offs in the indirect automobile lending portfolio. Net charge-offs also increased in the residential real estate category in the first quarter of 2001 compared with the prior quarter and the same quarter of 2000.

           The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves (based on historical loss factors) and an unallocated reserve.

           The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb probable loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk ratings and possible over- or under-allocations of specific reserves. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, the reserve considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact the credit quality and collectibility of the loan portfolio also impact the unallocated reserve levels. The results of reviews performed by internal and external examiners are also considered.

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

           There were no significant changes in the composition of the loan portfolio from the first quarter of 2000 except for the previously discussed decrease in the commercial portfolio and increase in the consumer portfolio, particularly in residential mortgages and indirect loans. The Company continued to focus on managing its problem loans in the first quarter of 2001. The reserve coverage of total loans was virtually unchanged for the first quarter of 2001 based on management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating system and based on consistent application of our reserve methodology.

           Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

=========================================================================================================================
TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY
=========================================================================================================================
                                                           2001                           2000
-------------------------------------------------------------------------------------------------------------------------
                                                          First       Fourth        Third       Second        First
($ in thousands)                                        Quarter      Quarter      Quarter      Quarter      Quarter
=========================================================================================================================
Balance at beginning of period .......                $ 178,253    $ 162,704    $ 162,757    $ 161,274    $ 156,072
Loans charged off:
    Commercial .......................                   (5,797)     (45,050)      (9,285)      (8,589)      (2,826)
    Small business ...................                   (5,563)      (4,551)      (3,665)      (3,174)      (3,947)
    Consumer .........................                   (9,682)      (8,778)      (7,608)      (7,782)      (7,198)
Recoveries:
    Commercial .......................                    2,424        1,098          103          777          204
    Small business ...................                    1,220        1,029          791        1,158          951
    Consumer .........................                    2,046        1,801        2,213        1,709        1,768
-------------------------------------------------------------------------------------------------------------------------
Net loans charged off ................                  (15,352)     (54,451)     (17,451)     (15,901)     (11,048)
Provision for loan losses ............                   18,000       70,000       17,400       17,000       16,250
Additions due to purchase transactions                        -            -           (2)         452            -
Transfer due to securitizations ......                     (123)           -            -          (68)           -
-------------------------------------------------------------------------------------------------------------------------
Balance at end of period .............                $ 180,778    $ 178,253    $ 162,704    $ 162,757    $ 161,274
=========================================================================================================================
Reserve for loan losses
    as a percentage of loans .........                     1.52%        1.47%        1.37%        1.40%        1.42%
Annualized net charge-offs as a
    percentage of average loans:
        Commercial ...................                     0.39%        4.98%        1.05%        0.85%        0.28%
        Small business ...............                     0.72%        0.59%        0.48%        0.34%        0.52%
        Consumer .....................                     0.49%        0.46%        0.38%        0.45%        0.44%
        Total loans ..................                     0.51%        1.82%        0.60%        0.56%        0.40%
=========================================================================================================================

           The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to each of the portfolios continued to increase from a year ago resulting in a decline in unallocated reserves. This is consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio. It also reflects the continued growth in the consumer portfolio.

           The reserve coverage of annualized net charge-offs was 294% during the first quarter of 2001 compared to 82% in the fourth quarter of 2000 and 365% in the first quarter of 2000. This decrease from a year ago was primarily due to a higher level of net charge-offs during the first quarter of 2001. The reserve for loan losses is established to provide for probable losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

           The reserve for loan losses totaled $180.8 million, or 1.52% of total loans at March 31, 2001, compared to $161.3 million, or 1.42% of total loans at March 31, 2000 and $178.3 million, or 1.47% of total loans at December 31, 2000. The reserve for loan losses as a percentage of nonperforming loans was 233% at March 31, 2001, compared to 208% at March 31, 2000 and 218% at December 31, 2000. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, current risk management strategies, economic conditions and market trends.

FUNDING SOURCES:

DEPOSITS

           Average deposits totaled $12.4 billion in the first quarter of 2001, a $500.9 million (4%) increase from the first quarter of 2000. Excluding the effect of the Compass transaction, average deposits increased 3% for the first quarter of 2001 compared to the same period in 2000. Table 6 presents the composition of average deposits for the periods presented.

=========================================================================================================================
TABLE 6 - DEPOSIT COMPOSITION
=========================================================================================================================
                                        First Quarter 2001         Fourth Quarter 2000          First Quarter 2000
-------------------------------------------------------------------------------------------------------------------------
                                        Average       %of           Average       %of           Average       %of
($ in millions)                        Balances    Deposits        Balances    Deposits        Balances    Deposits
=========================================================================================================================
Noninterest-bearing ...........     $   2,088.5      16.9%      $   2,115.6      17.4%      $   2,036.3      17.1%
NOW accounts ..................           354.5       2.9             317.0       2.6             304.6       2.6
Money market deposit accounts .         2,273.4      18.3           2,157.1      17.7           2,204.2      18.6
Savings accounts ..............         2,262.5      18.3           2,176.6      17.9           2,028.3      17.1
Other consumer time deposits ..         2,899.7      23.4           2,923.4      24.1           2,908.6      24.5
-------------------------------------------------------------------------------------------------------------------------
    Total core deposits .......         9,878.6      79.8           9,689.7      79.7           9,482.0      79.9
-------------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more           840.7       6.8             833.7       6.9             973.1       8.2
Certificates of deposit of
    $100,000 or more ..........         1,105.6       8.9           1,113.9       9.2           1,096.7       9.2
Foreign time deposits .........           551.8       4.5             509.2       4.2             324.0       2.7
-------------------------------------------------------------------------------------------------------------------------
    Total deposits ............     $  12,376.7     100.0%      $  12,146.5     100.0%      $  11,875.8     100.0%
=========================================================================================================================

           Average core deposits totaled $9.9 billion in the first quarter of 2001, a $396.6 million (4%) increase from the first quarter of 2000. The Compass transaction accounted for approximately 25% of the growth in average core deposits in the first quarter of 2001 compared to the first quarter of 2000. Average noninterest-bearing deposits grew $52.2 million and average savings deposits increased $234.2 million in the first quarter of 2001 compared to the first quarter of 2000. NOW account average balances were up $49.9 million and average money market deposit accounts were up $69.2 million in the first quarter of 2001 compared to the first quarter of 2000. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $160.3 million and average money market deposit accounts were down $41.2 million. The net increases in average core deposits were primarily due to internal growth as a result of Hibernia’s emphasis on attracting new deposits and expanding current banking relationships. A marketing campaign launched in January 2001 focused on Tower Gold Super Savings, Tower Advantage Checking and OnePrice Business Checking, and fueled the growth in these deposits.

           Average noncore deposits were up $104.3 million (4%) from the first quarter of 2000 to $2.5 billion or 20% of total deposits. Average large denomination certificates of deposit decreased $123.5 million compared to the first quarter of 2000 as a result of competitive pricing efforts in the market. Average foreign time deposits increased $227.8 million due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

           Total deposits at March 31, 2001 were $12.7 billion, up $0.5 billion (4%) from March 31, 2000. The Compass transaction accounted for approximately 20% of the growth in total deposits.

BORROWINGS

           Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and Federal Home Loan Bank advances) increased $738.6 million (40%) to $2.6 billion for the first quarter of 2001 compared to the first quarter of 2000.

           Average Federal Home Loan Bank (FHLB) advances for the first quarter of 2001 totaled $1.1 billion, up from $844.7 million in the first quarter of 2000. During the first quarter of 2001, FHLB advances totaling $200 million reached maturity. Replacement funding consisted of a $300 million FHLB advance bearing a quarterly adjustable rate. The FHLB may demand payment of $400 million in callable advances at quarterly intervals, of which $200 million is not callable before September 2001 and $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

           Of the $1.1 billion in FHLB advances outstanding at March 31, 2001, $640 million accrue interest at variable rates. Hibernia instituted a partial hedge against the effect of rising interest rates on its variable rate debt by entering into an interest rate swap agreement in March 2001 whereby Hibernia will receive quarterly variable rate (LIBOR) payments and pay a fixed rate on a notional amount of $300 million. The fair value of this interest rate swap agreement totaled $1.4 million at March 31, 2001, and is recorded as an asset, with the corresponding offset recorded in other comprehensive income. Net settlements on the swap agreement are accrued monthly, effectively converting $300 million of FHLB advances from a variable rate to a fixed rate. The Company’s reliance on borrowings, while higher than a year ago, continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

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

           On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts, and forward sales contracts, to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on behalf of itself and for customers. With the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” previous off-balance sheet items, primarily interest rate swaps and forward sales contracts, are now recorded as assets and liabilities on the balance sheet. Refer to Note 5 of the financial statements for further discussion.

           The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $230.4 million and an estimated negative fair value of $2.0 million were designated as fair value hedges at March 31, 2001. The related hedged mortgage loans held for sale had a principal balance of $230.4 million and were increased by a positive change in fair value of $2.0 million at March 31, 2001, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At March 31, 2001 interest rate lock commitments had a notional amount of $277.7 million with a positive fair value of $1.2 million. The related forward sales contracts had a notional amount of $277.7 million and a negative fair value of $0.9 million at March 31, 2001.

           Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $882.2 million at March 31, 2001, with positive fair values of $7.9 million and negative fair values of $6.2 million.

           Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $15.6 million at March 31, 2001, which minimize the Company's exchange rate risk on loans to be repaid in foreign currencies.

           The interest rate swap agreement discussed in “Borrowings” was entered into by the Company to hedge against the effect of rising interest rates on a portion of its variable rate Federal Home Loan Bank advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay a fixed rate under the interest rate swap agreement on a notional amount of $300 million. Hibernia’s credit exposure on derivative financial instruments designated as cash flow hedges totaled $1.4 million at March 31, 2001.

RESULTS OF OPERATIONS:

NET INTEREST INCOME

           Taxable-equivalent net interest income for the first quarter of 2001 totaled $161.4 million, a $10.4 million increase from the same period in 2000 and a $4.7 million increase from the fourth quarter of 2000.

           The increase in net interest income for the first quarter of 2001 from the same period in 2000 was largely a result of the growth in interest-earning assets partially offset by a decline in the net interest margin. Contributing to the growth in average earning assets was the increase in average consumer loans, which were up $1.3 billion (27%) in first-quarter 2001 compared to the same quarter in 2000.

           Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

============================================================================================================
TABLE 7 - INTEREST-EARNING ASSET COMPOSITION
============================================================================================================
                                                      2001                      2000
------------------------------------------------------------------------------------------------------------
                                                     First     Fourth      Third     Second      First
(Percentage of average balances)                   Quarter    Quarter    Quarter    Quarter    Quarter
============================================================================================================
Commercial loans ................                    21.9%      23.2%      23.4%      24.9%      26.0%
Small business loans ............                    15.4       15.7       16.1       16.0       16.4
Consumer loans ..................                    40.3       40.0       38.5       36.7       35.0
------------------------------------------------------------------------------------------------------------
    Total loans .................                    77.6       78.9       78.0       77.6       77.4
------------------------------------------------------------------------------------------------------------
Securities available for sale ...                    17.9       17.6       18.1       18.6       18.6
Securities held to maturity .....                     2.3        2.4        2.6        2.5        2.1
------------------------------------------------------------------------------------------------------------
    Total securities ............                    20.2       20.0       20.7       21.1       20.7
------------------------------------------------------------------------------------------------------------
Short-term investments ..........                     1.1        0.3        0.7        0.7        1.4
Mortgage loans held for sale ....                     1.1        0.8        0.6        0.6        0.5
------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                   100.0%     100.0%     100.0%     100.0%     100.0%
============================================================================================================

           Table 8 details the net interest margin for the most recent five quarters.

============================================================================================================
TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)
============================================================================================================
                                                  2001                         2000
------------------------------------------------------------------------------------------------------------
                                                 First      Fourth      Third       Second       First
                                               Quarter     Quarter     Quarter     Quarter     Quarter
============================================================================================================
Yield on earning assets ............             8.21%       8.41%       8.42%       8.32%       8.12%
Rate on interest-bearing liabilities             4.89        5.21        5.14        4.92        4.66
------------------------------------------------------------------------------------------------------------
    Net interest spread ............             3.32        3.20        3.28        3.40        3.46
------------------------------------------------------------------------------------------------------------
Contribution of
    noninterest-bearing funds ......             0.85        0.91        0.91        0.87        0.81
------------------------------------------------------------------------------------------------------------
    Net interest margin ............             4.17%       4.11%       4.19%       4.27%       4.27%
============================================================================================================
Noninterest-bearing funds
    supporting earning assets ......            17.35%      17.58%      17.65%      17.65%      17.47%
============================================================================================================

           The net interest margin was 4.17% for the first quarter of 2001, down 10 basis points from the first quarter of 2000 and up six basis points from the fourth quarter of 2000. The decline in the net interest margin from first quarter 2000 reflects the higher interest rate environment and thinner spreads due to the continuing change in the deposit mix toward higher variable-rate consumer products such as Tower Gold Super Savings. The increase in the margin from fourth quarter 2000 to first quarter 2001 reflects the Company’s net liability sensitive balance sheet position. Rate cuts in the first quarter of 2001 by the Federal Reserve, totaling 150 basis points, caused earning asset yields to decline 20 basis points while the average rate on interest bearing liabilities declined 32 basis points.

           Table 9 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 2001 and the fourth quarter of 2000 and between the first quarter of 2001 and the first quarter of 2000.

====================================================================================================================================
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
====================================================================================================================================
                                                                       First Quarter 2001 Compared to:
------------------------------------------------------------------------------------------------------------------------------------
                                                          Fourth Quarter 2000                       First Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Increase (Decrease) Due to Change In:
------------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                  Volume          Rate         Total        Volume          Rate         Total
====================================================================================================================================
Taxable-equivalent
    interest earned on:
     Commercial loans .....................     $ (2,353)     $ (6,307)     $ (8,660)     $ (5,690)     $ (1,536)     $ (7,226)
     Small business loans .................          523        (1,377)         (854)        1,931         1,977         3,908
     Consumer loans .......................        4,634        (1,592)        3,042        28,297         2,590        30,887
------------------------------------------------------------------------------------------------------------------------------------
         Loans ............................        2,804        (9,276)       (6,472)       24,538         3,031        27,569
------------------------------------------------------------------------------------------------------------------------------------
     Securities available for sale ........        2,029        (1,352)          677         2,540        (2,073)          467
     Securities held to maturity ..........         (234)          (36)         (270)          905            26           931
------------------------------------------------------------------------------------------------------------------------------------
         Securities .......................        1,795        (1,388)          407         3,445        (2,047)        1,398
------------------------------------------------------------------------------------------------------------------------------------
     Short-term investments ...............        1,639          (234)        1,405          (485)          (16)         (501)
     Mortgage loans held for sale .........          967          (228)          739         1,637           (70)        1,567
------------------------------------------------------------------------------------------------------------------------------------
           Total ..........................        7,205       (11,126)       (3,921)       29,135           898        30,033
====================================================================================================================================
Interest paid on:
     NOW accounts .........................          344          (631)         (287)          433          (446)          (13)
     Money market
         deposit accounts .................          834        (1,154)         (320)          475           112           587
     Savings accounts .....................          965        (2,157)       (1,192)        2,492          (681)        1,811
     Other consumer time deposits .........         (334)         (906)       (1,240)         (112)        3,825         3,713
     Public fund certificates of
         deposit of $100,000 or more ......          113        (1,155)       (1,042)       (1,923)          964          (959)
     Certificates of deposit
         of $100,000 or more ..............         (132)         (697)         (829)          127         1,327         1,454
     Foreign deposits .....................          622        (1,300)         (678)        2,966           (49)        2,917
     Federal funds purchased ..............          (57)       (2,492)       (2,549)        5,473          (134)        5,339
     Repurchase agreements ................          559        (1,388)         (829)          864           (83)          781
     Federal Home Loan Bank advances ......        1,186          (871)          315         3,983           (15)        3,968
------------------------------------------------------------------------------------------------------------------------------------
           Total ..........................        4,100       (12,751)       (8,651)       14,778         4,820        19,598
====================================================================================================================================
Taxable-equivalent
     net interest income ..................     $  3,105      $  1,625      $  4,730      $ 14,357      $ (3,922)     $ 10,435
====================================================================================================================================
----------------
(1)  Change due to mix  (both volume and rate)  has been allocated to volume and rate  changes  in  proportion  to the  relationship of  the absolute dollar amounts to the changes in each.

           The analysis of Consolidated Average Balances, Interest and Rates on pages 26 and 27 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended March 31, 2001, December 31, 2000 and March 31, 2000.

===================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                          First Quarter 2001
---------------------------------------------------------------------------------------------------
(Average balances $ in millions,                                Average
interest $ in thousands)                                        Balance     Interest    Rate
===================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................         $   3,420.4    $  71,036    8.42%
    Small business loans ..........................             2,405.9       56,730    9.56
    Consumer loans ................................             6,286.6      134,142    8.63
---------------------------------------------------------------------------------------------------
        Total loans (2) ...........................            12,112.9      261,908    8.75
---------------------------------------------------------------------------------------------------
    Securities available for sale .................             2,798.1       44,080    6.31
    Securities held to maturity ...................               355.9        5,500    6.18
---------------------------------------------------------------------------------------------------
        Total securities ..........................             3,154.0       49,580    6.29
---------------------------------------------------------------------------------------------------
    Short-term investments ........................               162.7        2,328    5.80
    Mortgage loans held for sale ..................               169.9        2,923    6.88
---------------------------------------------------------------------------------------------------
        Total interest-earning assets .............            15,599.5    $ 316,739    8.21%
---------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................              (179.1)
Noninterest-earning assets:
    Cash and due from banks .......................               521.9
    Other assets ..................................               764.8
---------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........             1,286.7
---------------------------------------------------------------------------------------------------
        Total assets ..............................         $  16,707.1
===================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................         $     354.5    $   2,851    3.26%
        Money market deposit accounts .............             2,273.4       15,633    2.79
        Savings accounts ..........................             2,262.5       23,921    4.29
        Other consumer time deposits ..............             2,899.7       40,262    5.63
        Public fund certificates of deposit
            of $100,000 or more ...................               840.7       12,523    6.04
        Certificates of deposit of $100,000 or more             1,105.6       16,951    6.22
        Foreign time deposits .....................               551.8        7,182    5.28
---------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......            10,288.2      119,323    4.70
---------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................               899.3       12,601    5.68
        Repurchase agreements .....................               579.1        7,474    5.23
    Federal Home Loan Bank advances ...............             1,126.0       15,938    5.74
---------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........            12,892.6    $ 155,336    4.89%
---------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................             2,088.5
    Other liabilities .............................               223.3
---------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....             2,311.8
---------------------------------------------------------------------------------------------------
Total shareholders' equity ........................             1,502.7
---------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity          $  16,707.1
===================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                     3.32%
Cost of funds supporting interest-earning assets ..                                     4.04%
Net interest income/margin ........................                        $ 161,403    4.17%
===================================================================================================
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

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                         Fourth Quarter 2000                    First Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                               Average                               Average
interest $ in thousands)                                       Balance     Interest    Rate          Balance      Interest    Rate
====================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................         $   3,526.9    $  79,696    8.99%      $   3,693.2    $  78,262    8.52%
    Small business loans ..........................             2,384.1       57,584    9.61           2,322.5       52,822    9.15
    Consumer loans ................................             6,070.1      131,100    8.60           4,957.8      103,255    8.37
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................            11,981.1      268,380    8.92          10,973.5      234,339    8.58
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................             2,670.9       43,403    6.50           2,640.2       43,613    6.61
    Securities held to maturity ...................               371.0        5,770    6.22             297.3        4,569    6.15
------------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................             3,041.9       49,173    6.46           2,937.5       48,182    6.56
------------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................                50.8          923    7.22             196.6        2,829    5.79
    Mortgage loans held for sale ..................               114.7        2,184    7.62              75.0        1,356    7.24
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............            15,188.5    $ 320,660    8.41%         14,182.6    $ 286,706    8.12%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................              (163.5)                                (158.0)
Noninterest-earning assets:
    Cash and due from banks .......................               500.6                                  516.3
    Other assets ..................................               787.0                                  748.2
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........             1,287.6                                1,264.5
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................         $  16,312.6                            $  15,289.1
====================================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................         $     317.0    $   3,138    3.94%      $     304.6    $   2,864    3.78%
        Money market deposit accounts .............             2,157.1       15,953    2.94           2,204.2       15,046    2.75
        Savings accounts ..........................             2,176.6       25,113    4.59           2,028.3       22,110    4.38
        Other consumer time deposits ..............             2,923.4       41,502    5.65           2,908.6       36,549    5.05
        Public fund certificates of deposit
            of $100,000 or more ...................               833.7       13,565    6.47             973.1       13,482    5.57
        Certificates of deposit of $100,000 or more             1,113.9       17,780    6.35           1,096.7       15,497    5.68
        Foreign time deposits .....................               509.2        7,860    6.14             324.0        4,265    5.30
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......            10,030.9      124,911    4.95           9,839.5      109,813    4.49
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................               902.7       15,150    6.68             508.9        7,262    5.74
        Repurchase agreements .....................               540.9        8,303    6.11             512.2        6,693    5.26
    Federal Home Loan Bank advances ...............             1,044.1       15,623    5.95             844.7       11,970    5.70
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........            12,518.6    $ 163,987    5.21%         11,705.3    $ 135,738    4.66%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................             2,115.6                                2,036.3
    Other liabilities .............................               203.2                                  164.4
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....             2,318.8                                2,200.7
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................             1,475.2                                1,383.1
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity          $  16,312.6                            $  15,289.1
====================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                     3.20%                                  3.46%
Cost of funds supporting interest-earning assets ..                                     4.30%                                  3.85%
Net interest income/margin ........................                        $ 156,673    4.11%                     $ 150,968    4.27%
====================================================================================================================================
----------------
(1)  Based on the statutory income tax rate of 35%.
(2)  Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

           Noninterest income for the first quarter of 2001 was up $10.4 million (18%) to $68.9 million compared to the same period of 2000. Excluding securities transactions, noninterest income increased $14.3 million (25%) in the first quarter of 2001 compared to the same period in 2000. The effect of the purchased companies accounted for approximately 50% of this increase for the first quarter of 2001. The major categories of noninterest income for the three months ended March 31, 2001 and 2000 are presented in Table 10.

=================================================================================================================
TABLE 10 - NONINTEREST INCOME
=================================================================================================================
                                                                                Three Months Ended
-----------------------------------------------------------------------------------------------------------------
                                                                                                 Percentage
                                                                        March 31    March 31      Increase
($ in thousands)                                                            2001        2000     (Decrease)
=================================================================================================================
Service charges on deposits .................................           $ 27,242    $ 24,077         13%
Retail investment service fees ..............................              7,344       7,905         (7)
Trust fees ..................................................              6,677       6,664          -
Mortgage loan origination and servicing fees ................              6,522       5,240         24
Investment banking ..........................................              3,350           -          -
Insurance ...................................................              3,360         618        444
Other service, collection and exchange charges:
    ATM fees ................................................              3,629       3,227         12
    Debit/credit card fees ..................................              3,982       3,238         23
    Other ...................................................              4,252       3,628         17
-----------------------------------------------------------------------------------------------------------------
         Total other service, collection and exchange charges             11,863      10,093         18
-----------------------------------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans .........................              1,438       1,629        (12)
    Mortgage loan derivative income .........................                332           -          -
    Derivative income from interest rate contracts...........              1,735           -          -
    Other income ............................................              2,928       2,217         32
-----------------------------------------------------------------------------------------------------------------
         Total other operating income .......................              6,433       3,846         67
-----------------------------------------------------------------------------------------------------------------
Securities gains (losses), net ..............................             (3,914)         30        N/M
-----------------------------------------------------------------------------------------------------------------
         Total noninterest income ...........................           $ 68,877    $ 58,473         18%
=================================================================================================================
N/M= Not Meaningful

           Service charges on deposits increased $3.2 million (13%) for the first quarter of 2001 compared to the same period in 2000. This change was primarily the result of growth in transaction-based fees. Commercial account analysis fees also grew due to an increase in the number of accounts and an increased number of product and services offered.

           Retail investment service fees decreased $0.6 million (7%) in the first quarter of 2001 compared to the same period in 2000. The decrease was primarily due to market conditions which resulted in a reduction in the volume of sales of financial products and services, particularly mutual funds and discount brokerage services.

           Mortgage loan origination and servicing fees increased $1.3 million (24%) in the first quarter of 2001 compared to the same period in 2000. The increase in mortgage fees resulted primarily from favorable interest rates during the first quarter of 2001 and the Company’s continued emphasis on mortgage banking. The volume of mortgage loans serviced increased to $7.0 billion at March 31, 2001 compared to $5.7 billion at March 31, 2000. In the first three months of 2001, Hibernia funded a record $728 million in residential first mortgages.

           The merger with Southcoast Capital, L.L.C., was completed on April 1, 2000, initiating the Company’s entry into one of its newest business lines, full-service investment banking. Investment banking contributed fees of $3.4 million for the first quarter of 2001.

           Insurance increased $2.7 million (444%) in the first quarter of 2001 compared to the same period in 2000. The purchase of The Rosenthal Agency, Louisiana’s largest independent insurance broker, consummated on July 6, 2000, significantly expanded Hibernia’s insurance capabilities.

           Other service, collection and exchange charges were up $1.8 million (18%) in the first quarter of 2001 compared to the same period in 2000. ATM fees increased $0.4 million (12%) in the first quarter of 2001 over the comparable period in 2000 due to the continued growth of the ATM network and expansion of ATM services. Fees generated by Hibernia’s CheckmateSM debit card and Capital Access© credit card for small businesses led to an increase in debit/credit card fees of $0.7 million (23%) for the first quarter of 2001 compared to the same period in 2000.

           Other operating income increased $2.6 million (67%) for the first quarter of 2001 over the comparable period in 2000. Gains on sales of mortgage loans decreased $0.2 million (12%) in the first quarter of 2001 compared to the same period in 2000. On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For the first quarter of 2001, derivative income associated with mortgage loans held for sale, foreign exchange contracts and interest rate contracts added $2.1 million to other operating income.

           Net securities losses totaled $3.9 million for the first three months of 2001. The net securities loss in 2001 was due to a $4.3 million loss in a private equity investment in a telecommunications company, partially offset by $0.4 million of other securities gains.

NONINTEREST EXPENSE

           For the first quarter of 2001, noninterest expense totaled $131.1 million, an $18.0 million (16%) increase from the first quarter of 2000. The effect of the purchased companies accounted for approximately 40% of the increase for the first quarter of 2001. Noninterest expense for the three months ended March 31, 2001 and 2000 are presented by major category in Table 11.

           Staff costs, which represent the largest component of noninterest expense, increased $10.9 million (19%) in the first quarter of 2001 compared to the same period a year ago. This increase reflects the addition of new fee-based business lines acquired through mergers during 2000. Excluding the effect of the purchased companies, staff costs would have increased approximately $6.0 million (11%), primarily due to increased sales incentives, higher severance costs, and higher full-time salaries.

           Occupancy and equipment costs increased $1.3 million (8%) to $17.3 million for the first three months of 2001 compared to the first three months of 2000. Occupancy and equipment costs were higher in 2001 due to increased utility expenses and costs associated with the purchased companies.

           Amortization of intangibles, a noncash expense, increased $1.3 million (19%) to $7.9 million for the first three months of 2001 compared to the first three months of 2000. This increase is primarily due to amortization of goodwill and other intangibles associated with the purchased companies and increased amortization of mortgage servicing rights as a result of increased mortgage prepayments and lower interest rates.

           Loan collection expense increased $1.4 million (130%) for the first quarter of 2001 compared to the same period a year ago. Approximately half of this increase is due to collection expense associated with property taxes due on a real estate secured commercial loan.

===========================================================================================
TABLE 11 - NONINTEREST EXPENSE
===========================================================================================
                                                         Three Months Ended
-------------------------------------------------------------------------------------------
                                                                           Percentage
                                                 March 31     March 31      Increase
($ in thousands)                                     2001         2000     (Decrease)
-------------------------------------------------------------------------------------------
Salaries .........................               $ 56,705     $ 46,705        21%
Benefits .........................                 10,479        9,580         9
-------------------------------------------------------------------------------------------
    Total staff costs ............                 67,184       56,285        19
-------------------------------------------------------------------------------------------
Occupancy, net ...................                  9,452        8,408        12
Equipment ........................                  7,853        7,601         3
-------------------------------------------------------------------------------------------
    Total occupancy and equipment                  17,305       16,009         8
-------------------------------------------------------------------------------------------
Data processing ..................                  7,946        8,093        (2)
Advertising and promotional expenses                4,249        3,767        13
Foreclosed property expense, net .                    139           77        81
Amortization of intangibles ......                  7,884        6,630        19
Telecommunications ...............                  2,361        2,388        (1)
Postage ..........................                  2,061        1,942         6
Stationery and supplies ..........                  1,310        1,101        19
Professional fees ................                  1,704        1,693         1
State taxes on equity ............                  3,444        2,754        25
Regulatory expense ...............                  1,067        1,040         3
Loan collection expense ..........                  2,444        1,061       130
Other ............................                 11,980       10,221        17
-------------------------------------------------------------------------------------------
    Total noninterest expense ....               $131,078     $113,061        16%
===========================================================================================
Efficiency ratio (1) .............                  55.97%       53.99%
Cash-basis efficiency ratio (2) ..                  53.79%       51.62%
===========================================================================================
-----------
(1)  Noninterest  expense as a  percentage  of  taxable-equivalent net  interest income plus noninterest income (excluding securities transactions).
(2)  Excluding amortization of purchase accounting intangibles.

           The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the quarter ended March 31, 2001 was 55.97% compared to 53.99% at March 31, 2000. This increase reflects the impact of new fee-based business lines, including investment banking and insurance, which have compensation structures that are more incentive-based than traditional banking.

           The cash-basis efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 53.79% for the first quarter of 2001 compared to 51.62% for the same period of 2000.

INCOME TAXES

           The Company recorded $28.4 million in income tax expense in the first quarter of 2001, a $1.0 million (4%) increase from $27.3 million in the first quarter of 2000, as pre-tax income rose 2%.

           Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. The Texas operations of Hibernia National Bank are subject to Texas franchise tax.

CAPITAL

           Shareholders’ equity totaled $1,529.8 million at March 31, 2001 compared to $1,393.6 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $170.8 million, a $73.8 million improvement in unrealized gains (losses) on securities available for sale, and the issuance of $10.4 million of common stock. These increases were partially offset by $78.1 million in dividends declared on common stock, the acquisition of $36.5 million of treasury stock, $6.2 million in dividends declared on preferred stock and the redemption of $6.1 million of preferred stock.

           Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 12 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

========================================================================================================================
TABLE 12 - CAPITAL
========================================================================================================================
                                          March 31         Dec. 31        Sept. 30         June 30        March 31
($ in millions)                               2001            2000            2000            2000            2000
------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................       $   1,267.4     $   1,230.7     $   1,246.3     $   1,233.7     $   1,229.2
    Total ......................           1,426.8         1,389.8         1,402.6         1,388.1         1,380.7

Assets:
    Quarterly average assets (1)          16,456.8        16,089.3        15,811.4        15,618.5        15,129.7
    Net risk-adjusted assets ...          12,731.0        12,706.5        12,495.8        12,341.7        12,109.4

Ratios:
    Tier 1 risk-based capital ..              9.96%           9.69%           9.97%          10.00%          10.15%
    Total risk-based capital ...             11.21%          10.94%          11.22%          11.25%          11.40%
    Leverage ...................              7.70%           7.65%           7.88%           7.90%           8.12%
========================================================================================================================
---------------
(1)  Excluding  the  adjustment for accumulated  other comprehensive  income and disallowed intangibles.

           In April 2000, Hibernia’s Board of Directors authorized the Company to begin a buyback of up to 7.5 million common shares over the following 12 months. As of March 31, 2001, the Company had repurchased 3,268,400 shares of its common stock under this program at a cumulative weighted average price of $10.92. In April 2001, Hibernia’s Board of Directors authorized the continuation of the repurchase plan under terms that allow the repurchase of up to 3.5 million additional shares of Hibernia common stock over the next 12 months.

LIQUIDITY

           Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. These needs can be met by generating profits, attracting new deposits, converting assets (including short-term investments, mortgage loans held for sale, securities available for sale and loans) to cash through sales or securitizations, and increasing borrowings. To minimize funding risks, management monitors liquidity through periodic reviews of maturity profiles, yield and rate behaviors, and loan and deposit forecasts.

           Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $10.1 billion at March 31, 2001, a $0.5 billion (5%) increase from March 31, 2000. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of attractive deposit products, and the effect of the Compass transaction, which added approximately $104.4 million in core deposits. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

           The loan-to-deposit ratio, one measure of liquidity, was 93.8% at March 31, 2001, 95.5% at December 31, 2000, and 93.1% at March 31, 2000. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 24.7% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the first quarter of 2001, down from 25.4% in the fourth quarter of 2000 and up from 23.0% in the first quarter of 2000. The level of large liability dependence is within limits established by management to maintain liquidity and soundness.

           Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.7 billion residential first mortgage portfolio and $2.0 billion indirect consumer portfolio. The Company anticipates securitizing and selling approximately $600 to $700 million of indirect consumer loans during the second quarter of 2001. The Company also has available Federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

Statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this filing. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, asset quality, interest rates, loan demand, changes in consumer spending, borrowing and saving habits, competition, government monetary policy, changes in laws and regulations and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements.

Item 3.      Qualitative and Quantitative Disclosures about Market Risk

                   Reference is made to page 22 "Interest Rate Sensitivity" included in Management's Discussion of Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K*

                  (a)     Exhibits

EXHIBIT            DESCRIPTION

3.1                       Exhibit 3.1 to the Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant
                            (Commission File No. 1-10294) is hereby incorporated by reference (Articles of
Incorporation of the Registrant, as amended to date)

3.2                       Exhibit 3.2 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant
                            (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13                   Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1998, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for
Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.14                   Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1990, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Hibernia Corporation Executive
Life Insurance Plan)

10.16                   Exhibit B to the Registrant's definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Hibernia
Corporation 1987 Stock Option Plan, as amended to date)

10.34                   Exhibit C to the Registrant’s definitive proxy statement dated August 17,
                            1992, relating to its 1992 Annual Meeting of Shareholders, filed by the
                            Registrant with the Commission is hereby incorporated by reference (Long-Term
                            Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual
Meeting of Shareholders filed by the Registrant with the Commission)

10.35                   Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                            March 31, 2000, filed with the Commission by the Registrant (Commission File No.
                            1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of
Hibernia Corporation, as amended to date)

10.38                   Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31,
                            1999,filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement between E. R. "Bo" Campbell and
Hibernia Corporation)

10.40                   Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Split-Dollar Life Insurance
                            Plan of Hibernia Corporation effective as of July 1996, amended in certain limited respects as described in Appendix A to Contract Buyout and Separation
Agreement filed as Exhibit 10.46)

10.41                   Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred
                            Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42                   Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation
Plan for Key Management Employees effective as of July 1996)

10.43                   Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit
(Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44                   Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                            September 30, 2000, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Form of Change of Control
                            Employment Agreement for Executive and Senior Officers of the Registrant, as
amended to date)

10.45                   Exhibit 10.45 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 1997, filed with the Commission by the Registrant (Commission
                            File No. 1-10294) is hereby incorporated by reference (Employment Agreement between Randall A. Howard and Hibernia Corporation)

10.46                   Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 2000, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Contract Buyout and
                            Seperation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47                   Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 2000, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001
                            Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the
Contract Buyout and Seperation Agreement referenced in Exhibit 10.46))

13                        Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant
                             (Commission File No. 1-10294 is hereby incorporated by reference (2000
                             Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference therein))

21                        Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant
                             (Commission File No. 1-10294 is hereby incorporated by reference
(Subsidiaries of the Registrant)

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

                  (b)     Reports on Form 8-K

                             A report on Form 8-K dated April 11, 2001 was filed by the registrant reporting Item 7 Financial Statements, Pro Forma Financial Statements and Exhibits and Item 9 Regulation FD Disclosure.

                             A report on Form 8-K dated April 24, 2001 was filed by the registrant reporting Item 7 Financial Statements, Pro Forma Financial Statements and Exhibits and Item 9 Regulation FD Disclosure.

*Exhibits and Reports on Form 8-K have been separately filed with the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

HIBERNIA CORPORATION (Registrant)

Date: May 14, 2001	By: /s/ Ron E. Samford, Jr.
Ron E. Samford, Jr.
Executive Vice President and Controller
Chief Accounting Officer
(in his capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)