Form 10-Q
period 2001-06-30
HIBERNIA CORP
filed 2001-08-14
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001                                                                                         Commission file No. 1-10294

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

YES   X          NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at July 31, 2001 158,732,879 Shares

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

                    Item 3. Quantitative and Qualitative Disclosures about Market Risk                              ***

Part II.    Other Information

                    Item 2. Changes in Securities and Use of Proceeds                                                            ***

                    Item 4. Submission of Matters to a Vote of Security Holders                                           ***

                    Item 6. Exhibits and Reports on Form 8-K                                                                            ***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                            June 30     December 31         June 30
Unaudited ($ in thousands)                                                          2001            2000            2000
==============================================================================================================================

Assets
  Cash and cash equivalents .............................................   $    970,633    $    820,334    $    617,444
  Securities available for sale .........................................      2,797,152       2,686,988       2,684,405
  Securities held to maturity (estimated fair value of $319,838, $356,211
      $378,743 at June 30, 2001, December 31, 2000 and
      June 30, 2000, respectively) ......................................        315,201         361,872         392,120
  Mortgage loans held for sale ..........................................        327,220         123,671          68,389
  Loans, net of unearned income .........................................     11,286,219      12,124,678      11,591,743
      Reserve for loan losses ...........................................       (178,618)       (178,253)       (162,757)
------------------------------------------------------------------------------------------------------------------------------
          Loans, net ....................................................     11,107,601      11,946,425      11,428,986
------------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ...........................................        207,597         207,703         206,869
  Customers' acceptance liability .......................................             29              46              80
  Other assets ..........................................................        581,125         551,007         564,056
------------------------------------------------------------------------------------------------------------------------------
          Total assets ..................................................   $ 16,306,558    $ 16,698,046    $ 15,962,349
==============================================================================================================================

Liabilities
  Deposits:
      Noninterest-bearing ...............................................   $  2,231,808    $  2,243,044    $  2,139,377
      Interest-bearing ..................................................     10,447,159      10,449,688      10,122,400
------------------------------------------------------------------------------------------------------------------------------
          Total deposits ................................................     12,678,967      12,692,732      12,261,777
------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings .................................................        740,140       1,310,515       1,274,563
  Liability on acceptances ..............................................             29              46              80
  Other liabilities .....................................................        176,715         171,106         166,140
  Federal Home Loan Bank advances .......................................      1,143,396       1,043,996         844,425
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities .............................................     14,739,247      15,218,395      14,546,985
------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
 Preferred Stock, no par value:
   Authorized - 100,000,000 shares; Series A issued and outstanding -
      1,739,000 1,739,000 and 1,860,000 at June 30, 2001,
      December 31, 2000 and June 30, 2000, respectively .................         86,950          86,950          93,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued - 161,737,778, 161,014,508...
       and 160,905,021 at June 30, 2001,
       December 31, 2000 and June 30, 2000, respectively ................        310,537         309,147         308,938
  Surplus ...............................................................        438,164         432,378         429,708
  Retained earnings .....................................................        780,500         718,719         690,338
  Treasury stock at cost: 3,284,720, 3,284,720 and 1,776,400 shares at
     June 30, 2001, December 31, 2000 and June 30, 2000, respectively ...        (35,927)        (35,927)        (18,955)
  Accumulated other comprehensive income ................................         18,024            (679)        (52,979)
  Unearned compensation .................................................        (30,937)        (30,937)        (34,686)
------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ....................................      1,567,311       1,479,651       1,415,364
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ....................   $ 16,306,558    $ 16,698,046    $ 15,962,349
==============================================================================================================================
----------------
See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                Three Months Ended             Six Months Ended
                                                                      June 30                       June 30
------------------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands, except per-share data)                 2001           2000           2001           2000
========================================================================================================================
Interest income
    Interest and fees on loans ......................        $ 245,695      $ 248,733      $ 506,545      $ 481,986
    Interest on securities available for sale .......           42,464         44,815         85,084         86,864
    Interest on securities held to maturity .........            5,035          5,744         10,535         10,313
    Interest on short-term investments ..............            1,369          1,678          3,697          4,507
    Interest and fees on mortgage loans held for sale            5,023          1,564          7,946          2,920
------------------------------------------------------------------------------------------------------------------------
        Total interest income .......................          299,586        302,534        613,807        586,590
------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ............................          107,066        116,461        226,389        226,274
    Interest on short-term borrowings ...............            9,943         19,832         30,018         33,787
    Interest on Federal Home Loan Bank advances .....           14,814         12,010         30,752         23,980
------------------------------------------------------------------------------------------------------------------------
        Total interest expense ......................          131,823        148,303        287,159        284,041
------------------------------------------------------------------------------------------------------------------------
Net interest income .................................          167,763        154,231        326,648        302,549
    Provision for loan losses .......................           27,000         17,000         45,000         33,250
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .          140,763        137,231        281,648        269,299
------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits .....................           28,977         25,190         56,219         49,267
    Retail investment service fees ..................            6,357          7,477         13,701         15,382
    Trust fees ......................................            6,700          7,239         13,377         13,903
    Mortgage loan origination and servicing fees ....            6,997          5,733         13,519         10,973
    Investment banking ..............................            3,953          3,601          7,303          3,601
    Insurance .......................................            3,640            508          7,000          1,126
    Other service, collection and exchange charges ..           12,433         10,436         24,296         20,529
    Other operating income ..........................           18,324          2,954         24,757          6,800
    Securities losses, net ..........................           (5,454)        (3,731)        (9,368)        (3,701)
------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ....................           81,927         59,407        150,804        117,880
------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits ..................           72,212         60,816        139,396        117,101
    Occupancy expense, net ..........................            9,570          8,879         19,022         17,287
    Equipment expense ...............................            7,569          7,268         15,422         14,869
    Data processing expense .........................            7,872          7,754         15,818         15,847
    Advertising and promotional expense .............            4,466          3,770          8,715          7,537
    Foreclosed property expense, net ................              323            319            462            396
    Amortization of intangibles .....................            8,185          6,643         16,069         13,273
    Other operating expense .........................           27,146         23,317         53,517         45,517
------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ...................          137,343        118,766        268,421        231,827
------------------------------------------------------------------------------------------------------------------------
Income before income taxes ..........................           85,347         77,872        164,031        155,352
Income tax expense ..................................           30,445         27,861         58,796         55,210
------------------------------------------------------------------------------------------------------------------------
Net income ..........................................        $  54,902      $  50,011      $ 105,235      $ 100,142
========================================================================================================================
Net income applicable to common shareholders ........        $  53,402      $  48,407      $ 102,235      $  96,813
========================================================================================================================
Net income per common share .........................        $    0.34      $    0.31      $    0.66      $    0.62
========================================================================================================================
Net income per common share - assuming dilution .....        $    0.34      $    0.31      $    0.65      $    0.61
========================================================================================================================
----------------
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
====================================================================================================================================
                                                                                              Accumulated
                                                                                                 Other
                                         Preferred       Common                  Retained    Comprehensive           Comprehensive
                                             Stock        Stock      Surplus     Earnings        Income        Other        Income
====================================================================================================================================
Balances at December 31, 2000 .......... $  86,950   $  309,147   $  432,378   $  718,719   $     (679)   $  (66,864)
Net income .............................         -            -            -      105,235            -             -    $  105,235
Unrealized gains (losses) on securities,
   net of reclassification adjustments           -            -            -            -       14,569             -        14,569
Change in accumulated gains (losses)
    on cash flow hedges, net of
    reclassification adjustments .......         -            -            -            -        4,134             -         4,134
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                                $  123,938
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................         -        1,375        5,009            -            -             -
   Restricted stock awards .............         -           15           99            -            -             -
Cash dividends declared:
   Preferred ($1.725 per share) ........         -            -            -       (3,000)           -             -
   Common ($.26 per share) .............         -            -            -      (40,454)           -             -
Acceleration of vesting of stock option          -            -          844            -            -             -
Other ..................................         -            -         (166)           -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2001 .............. $  86,950   $  310,537   $  438,164   $  780,500   $   18,024    $  (66,864)
====================================================================================================================================

====================================================================================================================================
                                                                                              Accumulated
                                                                                                 Other
                                         Preferred       Common                  Retained    Comprehensive           Comprehensive
                                             Stock        Stock      Surplus     Earnings        Income        Other        Income
====================================================================================================================================
Balances at December 31, 1999 .......... $ 100,000   $  307,824   $  425,185   $  631,314   $  (54,122)   $  (34,686)
Net income .............................         -            -            -      100,142            -             -    $  100,142
Unrealized gains (losses) on securities,
   net of reclassification adjustments           -            -            -            -        1,143             -         1,143
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                                $  101,285
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................         -          124          383            -            -             -
   Restricted stock awards .............         -           15           63            -            -             -
   Shares issued in acquisition of
     Southcoast Capital, L.L.C. ........         -          975        4,100            -            -         1,641
Cash dividends declared:
   Preferred ($1.725 per share) ........         -            -            -       (3,329)           -             -
   Common ($.24 per share) .............         -            -            -      (37,789)           -             -
Acquisition of treasury shares .........         -            -            -            -            -       (20,596)
Redemption of preferred stock ..........    (7,000)           -          131            -            -             -
Other ..................................         -            -         (154)           -            -             -
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000 .............. $  93,000   $  308,938   $  429,708   $  690,338   $  (52,979)   $  (53,641)
====================================================================================================================================
----------------
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Six Months Ended June 30
Unaudited ($ in thousands)                                                             2001                 2000
=======================================================================================================================

Operating activities
  Net income ............................................................         $ 105,235            $ 100,142
  Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
         Provision for loan losses ......................................            45,000               33,250
         Amortization of intangibles and deferred charges ...............            16,036               13,219
         Depreciation and amortization ..................................            14,592               13,670
         Derivative instruments gains, net ..............................            (2,587)                   -
         Non-cash compensation expense ..................................               844                    -
         Premium amortization (discount accretion), net .................             1,347               (1,483)
         Realized securities losses, net ................................             9,368                3,701
         Gains on sales of assets, net ..................................           (11,589)              (1,073)
         Provision for losses on foreclosed and other assets ............               409                  612
         Decrease (increase) in mortgage loans held for sale ............          (201,601)              24,315
         Decrease (increase) in deferred income tax asset ...............               487               (2,227)
         Increase in interest receivable and other assets ...............           (19,162)             (25,533)
         Increase in interest payable and other liabilities .............            28,711               28,243
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by operating activities .................           (12,910)             186,836
-----------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................          (852,169)            (696,167)
  Proceeds from maturities of securities available for sale .............           398,061              642,598
  Proceeds from maturities of securities held to maturity ...............            46,581               20,865
  Proceeds from sales of securities available for sale ..................           623,020               28,078
  Net decrease (increase) in loans ......................................            50,346             (484,533)
  Proceeds from sales of loans ..........................................           643,483                3,702
  Purchases of loans ....................................................          (194,079)            (357,851)
  Purchases of premises, equipment and other assets .....................           (31,344)             (16,289)
  Proceeds from sales of foreclosed assets and excess bank-owned property             1,104                4,571
  Proceeds from sales of premises, equipment and other assets ...........                13                  859
  Acquisitions, net of cash acquired of $76,627 .........................                 -               62,810
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by investing activities .................           685,016             (791,357)
-----------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in deposits ...................................           (13,765)             291,014
  Net increase (decrease) in short-term borrowings ......................          (570,375)             171,873
  Proceeds from Federal Home Loan Bank advances .........................           300,000                    -
  Payments on Federal Home Loan Bank advances ...........................          (200,600)                (424)
  Proceeds from issuance of common stock ................................             6,384                  507
  Dividends paid ........................................................           (43,454)             (41,239)
  Redemption of preferred shares ........................................                 -               (6,869)
  Acquisition of treasury stock .........................................                 -              (20,596)
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities .................          (521,810)             394,266
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents ........................           150,296             (210,255)
Cash and cash equivalents at beginning of period ........................           820,334              827,699
-----------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................         $ 970,630            $ 617,444
=======================================================================================================================
--------------
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited

Note 1
Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2
Employee Benefit Plans

           The Company's stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company's general practice has been to grant options at no less than the fair market value of the stock at the date of grant. Options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest in six months. Until October 1997, those options were granted under the 1987 Stock Option Plan; after October 1997, those options are granted under the 1993 Directors' Stock Option Plan. Other options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan generally become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan. That option vested on July 26, 2001.

           Options granted to employees and directors generally become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted unless the holder leaves the employ of the Company other than through retirement, death or disability, in which case the options expire at the date of termination. Options granted under the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan generally expire 10 years from the date of grant unless the holder dies, retires, becomes permanently disabled or otherwise leaves the employ or ceases to be a director of the Company, in which case the options expire at various times ranging from 90 days to 12 months. The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the death (but not later than January 31, 2006). All options vest immediately upon a change of control of the Company. Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company's treasury stock.

           The following tables summarize the option activity in the plans during the second quarter of 2001. During 1997, the 1987 Stock Option Plan was terminated; therefore, at June 30, 2001 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan. An option to purchase 250,000 shares at $13.84 per share was granted to a former chief executive officer in the first quarter of 2001 under the 2001 Nonqualified Stock Option Plan. This option remains outstanding at June 30, 2001. There are no shares available for grant under the 2001 Nonqualified Stock Option Plan at June 30, 2001.

======================================================================================================================
                                                                                                        Weighted
                                                                                                         Average
                                        Incentive        Non-Qualified                Total       Exercise Price
----------------------------------------------------------------------------------------------------------------------
1987 Stock Option Plan:
Outstanding, March 31, 2001 ......         21,413            1,058,976            1,080,389            $    6.13
Exercised ........................              -              (11,528)             (11,528)                6.21
Converted to non-qualified .......        (13,913)              13,913                    -                 7.19
----------------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 2001 .......          7,500            1,061,361            1,068,861            $    6.13
======================================================================================================================
Exercisable, June 30, 2001 .......          7,500            1,061,361            1,068,861            $    6.13
======================================================================================================================

Long-Term Incentive Plan:
Outstanding, March 31, 2001 ......         12,598           13,323,440           13,336,038            $   12.62
Granted ..........................              -                8,750                8,750                16.20
Cancelled ........................              -             (148,640)            (148,640)               14.70
Exercised ........................              -             (451,914)            (451,914)                9.55
Converted to non-qualified .......        (12,598)              12,598                    -                 7.94
----------------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 2001 .......              -           12,744,234           12,744,234            $   12.71
======================================================================================================================
Exercisable, June 30, 2001 .......              -            6,468,730            6,468,730            $   12.62
======================================================================================================================
Available for grant, June 30, 2001                                                1,129,245
======================================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, March 31, 2001 ......              -              400,000              400,000            $   12.37
Granted ..........................              -               60,000               60,000                15.48
Cancelled ........................              -              (10,000)             (10,000)               21.72
Exercised ........................              -              (27,500)             (27,500)               10.63
--------------------------------------------------------------------------------------------------------------------
Outstanding, June 30, 2001 .......              -              422,500              422,500            $   12.70
====================================================================================================================
Exercisable, June 30, 2001 .......              -              260,000              260,000            $   12.17
====================================================================================================================
Available for grant, June 30, 2001                                                  392,500
====================================================================================================================

           In addition to the above option activity in the plans, 3,000 shares of restricted stock were awarded under the Long-Term Incentive Plan during the second quarter of 2001.

Note 3
Net Income Per Common Share

           The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

=============================================================================================================================
($ in thousands, except per-share data)                   Three Months Ended June 30           Six Months Ended June 30
-----------------------------------------------------------------------------------------------------------------------------
                                                               2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income ....................................    $     54,902     $     50,011     $    105,235     $    100,142
    Preferred stock dividends .....................           1,500            1,604            3,000            3,329
-----------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common share .....          53,402           48,407          102,235           96,813
    Effect of dilutive securities .................               -                -                -                -
-----------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution .................    $     53,402     $     48,407     $    102,235     $     96,813
=============================================================================================================================

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding)     155,905,031      156,937,383      155,675,063      157,224,514
    Effect of dilutive securities:
        Stock options .............................       2,535,592        1,256,090        2,394,670          958,815
        Restricted stock awards ...................         160,285          169,260          160,285          169,260
        Purchase warrants .........................         134,856                -           88,875                -
-----------------------------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution .................     158,735,764      158,362,733      158,318,893      158,352,589
-----------------------------------------------------------------------------------------------------------------------------
Net income per common share .......................    $       0.34     $       0.31     $       0.66     $       0.62
=============================================================================================================================
Net income per common share - assuming dilution....    $       0.34     $       0.31     $       0.65     $       0.61
=============================================================================================================================

           The weighted average shares outstanding exclude average common shares held by the Company's Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,336,915 and 2,652,080 for the three months ended June 30, 2001 and 2000, respectively and 2,374,203 and 2,687,042 for the six months ended June 30, 2001 and 2000, respectively.

           Options with an exercise price greater than the average market price of the Company's Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended June 30, 2001 and 2000 there were 3,586,305 antidilutive options outstanding with exercise prices ranging from $16.09 to $21.72 per option share, and 5,484,984 antidilutive options outstanding with exercise prices ranging from $11.81 to $21.72 per option share, respectively. During the six months ended June 30, 2001 and 2000 there were 3,672,005 antidilutive options outstanding with exercise prices ranging from $15.13 to $21.72 per option, and 5,486,984 antidilutive options outstanding with exercise prices ranging from $11.16 to $21.72 per option, respectively.

Note 4
Segment Information

           The Company's segment information is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with that described in the December 31, 2000 Annual Report, except for the elimination of the adjustment to the Consumer segment related to certain mortgage servicing rights. Prior segment financial statements included an adjustment to record an intangible asset and its related income and expense for certain mortgage servicing rights that are not capitalized under generally accepted accounting principles. The prior period has been restated to conform to the current presentation. There are no significant intersegment revenues.

           The following table presents selected financial information for each segment.

====================================================================================================================================
                                                                                   Investments
                                                          Small                     and Public                         Segment
($ in thousands)                      Commercial       Business        Consumer          Funds           Other           Total
====================================================================================================================================

Six months ended June 30, 2001
Average loans ................      $  3,317,800   $  2,403,500    $  6,215,100   $      1,500    $     21,900    $ 11,959,800
Average assets ...............      $  3,375,900   $  2,408,300    $  8,655,500   $  3,291,500    $    703,800    $ 18,435,000
Average deposits .............      $  1,066,000   $  1,820,000    $  7,331,500   $  1,923,500    $     23,000    $ 12,164,000

Net interest income ..........      $     61,416   $     82,327    $    165,126   $     29,473    $     (9,405)   $    328,937
Noninterest income ...........      $     18,686   $     14,346    $    114,392   $        377    $      3,003    $    150,804
Net income ...................      $      6,570   $     22,103    $     66,017   $     15,900    $     (5,501)   $    105,089
====================================================================================================================================

Six months ended June 30, 2000
Average loans ................      $  3,677,200   $  2,333,600    $  5,164,600   $      1,200    $     21,800    $ 11,198,400
Average assets ...............      $  3,737,000   $  2,340,300    $  8,065,300   $  3,109,000    $    674,500    $ 17,926,100
Average deposits .............      $    988,300   $  1,701,300    $  7,060,700   $  1,924,000    $     (4,200)   $ 11,670,100

Net interest income ..........      $     65,365   $     75,077    $    142,030   $     25,197    $     (2,758)   $    304,911
Noninterest income ...........      $     15,124   $     12,685    $     85,815   $        643    $      3,613    $    117,880
Net income ...................      $     15,655   $     20,883    $     51,604   $     13,506    $     (1,861)   $     99,787
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

====================================================================================================================================
                                         Average        Average         Average   Net Interest     Noninterest
($ in thousands)                           Loans         Assets        Deposits         Income          Income      Net Income
====================================================================================================================================
Six months ended June 30, 2001
Segment total ....................  $ 11,959,800   $ 18,435,000    $ 12,164,000   $    328,937    $    150,804    $    105,089
  Excess funds invested ..........             -     (2,176,300)              -              -               -               -
  Reclassification of cash items
    in process of collection .....             -        318,100         318,100              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............             -              -               -         (2,289)              -          (1,488)
  Income tax expense .............             -              -               -              -               -           1,634
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............  $ 11,959,800   $ 16,576,800    $ 12,482,100   $    326,648    $    150,804    $    105,235
====================================================================================================================================
Six months ended June 30, 2000
Segment total ....................  $ 11,198,400   $ 17,926,100    $ 11,670,100   $    304,911    $    117,880    $     99,787
  Excess funds invested ..........             -     (2,696,300)              -              -               -               -
  Reclassification of cash items
    in process of collection .....             -        309,000         309,000              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans .............             -              -               -         (2,362)              -          (1,535)
  Income tax expense .............             -              -               -              -               -           1,890
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total ...............  $ 11,198,400   $ 15,538,800    $ 11,979,100   $    302,549    $    117,880    $    100,142
====================================================================================================================================

Note 5
Loan Securitization

           During June 2001, the Company sold fixed rate indirect automobile loans totaling $592,177,000 in a securitization transaction and recognized a pre-tax gain of $11,417,000, which was recorded in other noninterest income. This gain was partially offset by a loss of $1,025,000 on an interest rate swap entered into to lock in the gain on the transaction. The Company retained servicing rights. The Company will receive annual servicing fees of approximately one percent of the automobile loans outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received their contractual return. The investors have no recourse to the Company's other assets in the event of failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interests is subject to credit and prepayment risk on the transferred financial assets.

           At June 30, 2001, the outstanding principal balance of the securitized automobile loans totaled $571,223,000. None of these loans were past due 90 days or more, and there were no credit losses in the quarter ended June 30, 2001.

           Key economic assumptions used in measuring the retained interest and the components of retained interest at the date of securitization were as follows: a monthly prepayment rate of 1.5%, a weighted average remaining life of 1.5 years, expected annual net credit losses of 0.98% and residual cash flows discounted at 15%.

           The fair value of retained interests at the date of the securitization included a cash reserve account of $20,494,000 included in other assets and an interest-only strip receivable of $24,648,000 recorded as a trading account asset included in cash and cash equivalents. Cash flows consisted of proceeds received of $570,041,000 from the securitization and sale.

           At June 30, 2001, key economic assumptions and the sensitivity to current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actuality, changes in one factor may result in changes in another which could magnify or counteract the sensitivities.

=============================================================================
($ in thousands)                                           June 30, 2001
-----------------------------------------------------------------------------
Carrying amount/fair value of retained interests              $ 45,344

Prepayment speed assumption (monthly rate) ...                     1.5%
    Impact on fair value of 10% adverse change                $ (1,393)
    Impact on fair value of 20% adverse change                $ (2,781)

Expected credit losses (annual rate) .........                    0.98%
    Impact on fair value of 10% adverse change                $   (790)
    Impact on fair value of 20% adverse change                $ (1,577)

Residual cash flows discount rate (annual) ...                      15%
    Impact on fair value of 10% adverse change                $ (1,089)
    Impact on fair value of 20% adverse change                $ (2,139)
=============================================================================

Note 6
Impact of Recently Issued Accounting Standards

           In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets acquired in a purchase business combination apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be reviewed for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives.

           The provisions of SFAS No. 141 are required to be adopted immediately and the provisions of SFAS No. 142 are required to be adopted effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting guidance. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142.

           SFAS No. 141 requires that the Company evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations, upon adoption of SFAS No. 142, and to make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

           SFAS No. 142 also requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company must identify its reporting units and determine the carrying value of each reporting unit as of the adoption date. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's income statement.

           Due to the recent issuance of these statements, Hibernia has not yet completed its analysis of the impact of adopting these statements on the Company's financial statements, including whether any transitional impairment loss will be required to be recognized as the cumulative effect of a change in accounting principle.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
====================================================================================================================================
                                                                    Three Months Ended                      Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                           June 30        March 31         June 30         June 30         June 30
($ in thousands, except per-share data)                       2001            2001            2000            2001            2000
====================================================================================================================================
Interest income .....................................  $   299,586     $   314,221     $   302,534     $   613,807     $   586,590
Interest expense ....................................      131,823         155,336         148,303         287,159         284,041
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .................................      167,763         158,885         154,231         326,648         302,549
Provision for loan losses ...........................       27,000          18,000          17,000          45,000          33,250
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses .......................      140,763         140,885         137,231         281,648         269,299
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income ...............................       87,381          72,791          63,138         160,172         121,581
   Securities losses, net ...........................       (5,454)         (3,914)         (3,731)         (9,368)         (3,701)
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income ..................................       81,927          68,877          59,407         150,804         117,880
Noninterest expense .................................      137,343         131,078         118,766         268,421         231,827
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes .................................       85,347          78,684          77,872         164,031         155,352
Income tax expense ..................................       30,445          28,351          27,861          58,796          55,210
------------------------------------------------------------------------------------------------------------------------------------
Net income ..........................................  $    54,902     $    50,333     $    50,011     $   105,235     $   100,142
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders ........  $    53,402     $    48,833     $    48,407     $   102,235     $    96,813
====================================================================================================================================
Per common share information:
   Net income .......................................  $      0.34     $      0.31     $      0.31     $      0.66     $      0.62
   Net income - assuming dilution ...................  $      0.34     $      0.31     $      0.31     $      0.65     $      0.61
   Cash dividends declared ..........................  $      0.13     $      0.13     $      0.12     $      0.26     $      0.24
Average shares outstanding (000s) ...................      155,905         155,443         156,937         155,675         157,225
Average shares outstanding - assuming dilution (000s)      158,736         157,469         158,363         158,319         158,353
Dividend payout ratio ...............................        38.24%          41.94%          38.71%          39.39%          38.71%
====================================================================================================================================
Selected quarter-end balances (in millions)
Loans ...............................................  $  11,286.2     $  11,916.7     $  11,591.7
Deposits ............................................     12,679.0        12,700.5        12,261.8
Federal Home Loan Bank advances .....................      1,143.4         1,143.6           844.4
Equity ..............................................      1,567.3         1,529.8         1,415.4
Total assets ........................................     16,306.6        16,678.4        15,962.3
====================================================================================================================================
Selected average balances (in millions)
Loans ...............................................  $  11,808.4     $  12,112.9     $  11,423.2     $  11,959.8     $  11,198.4
Deposits ............................................     12,586.3        12,376.7        12,082.4        12,482.1        11,979.1
Federal Home Loan Bank advances .....................      1,143.5         1,126.0           844.5         1,134.8           844.6
Equity ..............................................      1,551.2         1,502.7         1,392.8         1,527.1         1,388.0
Total assets ........................................     16,448.0        16,707.1        15,788.5        16,576.8        15,538.8
====================================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent) ............         4.44%           4.17%           4.27%           4.30%           4.27%
Return on assets ....................................         1.34%           1.21%           1.27%           1.27%           1.29%
Return on common equity .............................        14.59%          13.80%          14.90%          14.20%          14.99%
Return on total equity ..............................        14.16%          13.40%          14.36%          13.78%          14.43%
Efficiency ratio ....................................        53.32%          55.97%          53.99%          54.58%          53.99%
Average equity/average assets .......................         9.43%           8.99%           8.82%           9.21%           8.93%
Tier 1 risk-based capital ratio .....................        10.21%           9.96%          10.00%
Total risk-based capital ratio ......................        11.46%          11.21%          11.25%
Leverage ratio ......................................         8.09%           7.70%           7.90%
====================================================================================================================================
Cash-basis financial data (2)
Net income applicable to common shareholders ........  $    57,489     $    52,980     $    52,288     $   110,469     $   104,617
Net income per common share .........................  $      0.37     $      0.34     $      0.33     $      0.71     $      0.67
Net income per common share - assuming dilution .....  $      0.36     $      0.34     $      0.33     $      0.70     $      0.66
Return on assets ....................................         1.45%           1.32%           1.38%           1.39%           1.41%
Return on common equity .............................        18.26%          17.57%          18.89%          17.92%          19.01%
Efficiency ratio ....................................        51.38%          53.79%          51.78%          52.53%          51.70%
Average equity/average assets .......................         8.29%           7.84%           7.70%           8.06%           7.80%
====================================================================================================================================
----------------
(1) The effects of mergers accounted for as purchase transactions have been included from the date of consummation. Prior periods have been conformed to current-period presentation.

(2) Excluding amortization and balances of purchase accounting intangibles net of applicable taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND
RESULTS OF OPERATIONS

           Management’s Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the “Company” or “Hibernia”) and its subsidiaries, principally Hibernia National Bank (the “Bank”). This discussion should be read in conjunction with the accompanying tables and consolidated financial statements.

SECOND-QUARTER 2001 HIGHLIGHTS

Hibernia Corporation's results for the second quarter of 2001 showed a solid financial performance fueled by double-digit revenue growth.

•	Net income for the second quarter of 2001 totaled $54.9 million ($.34 per common share), up 10% compared to $50.0 million ($.31 per common share) for the second quarter of 2000. Net income for the first six months of 2001 totaled $105.2 million ($.66 per common share), up 5% compared to $100.1 million ($.62 per common share) for the first six months of 2000.

•	Second quarter 2001 results include a pre-tax net gain of $10.4 million resulting from the securitization of $592.2 million of indirect auto loans. This transaction further diversified the loan portfolio and reduced short-term borrowings.

•	On a taxable-equivalent basis, excluding securities transactions and the net gain from the securitization of indirect auto loans, total revenues for the second quarter of 2001 totaled $247.2 million, a $27.2 million (12%) increase from the second quarter 2000 level of $220.0 million. On the same basis, revenues for the first six months of 2001 totaled $481.4 million, a $52.0 million (12%) increase from the first six months of 2000 level of $429.4 million.

•	Net interest income increased $13.5 million (9%) to $167.8 million for the second quarter of 2001 compared to the second quarter of 2000. Net interest income increased $24.1 million (8%) to $326.6 million for the first six months of 2001 compared to the first six months of 2000. The net interest margin was 4.44% for the second quarter of 2001 compared to 4.27% for second-quarter 2000 and 4.30% for the first six months of 2001 compared to 4.27% for the first six months of 2000. The increase in the margin compared to the prior periods reflects the impact of rates on interest-bearing liabilities declining faster than yields on interest-earning assets.

•	The provision for loan losses for the three months and six months ended June 30, 2001 totaled $27.0 million and $45.0 million respectively, compared to $17.0 million and $33.3 million for the same periods in 2000. The 2001 provision exceeded charge-offs by $5.0 million for the second quarter and $7.7 million for the six months ended June 30, 2001.

•	Noninterest income increased $22.5 million (38%) to $81.9 million for the second quarter of 2001 and $32.9 million (28%) to $150.8 million for the first six months of 2001 compared to the same periods in 2000. Noninterest income, excluding securities transactions and the net gain from the securitization of indirect auto loans, increased $13.9 million (22%) to $77.0 million for the first quarter of 2001 and $28.2 million (23%) to $149.8 million for the first six months of 2001 compared to the same periods in 2000. Excluding securities transactions and the net securitization gain, noninterest income as a percentage of revenues grew to 31% for the second-quarter 2001 compared to 29% a year earlier.

•	Hibernia continued to experience a decrease in nonperforming assets. The nonperforming asset and nonperforming loan ratios improved to 0.61% and 0.54% at June 30, 2001, respectively, compared to 0.91% and 0.82% a year earlier.

•	In July 2001, Hibernia’s Board of Directors declared a quarterly cash dividend of 13 cents per common share, an 8% increase from 12 cents per common share declared in July 2000.

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

FINANCIAL CONDITION:

EARNING ASSETS

           Earning assets averaged $15.4 billion in the second quarter of 2001, a $0.6 billion (4%) increase from the second-quarter 2000 average of $14.7 billion. Year-to-date average earning assets at June 30, 2001 totaled $15.5 billion, up $1.0 billion (7%) from $14.5 billion at June 30, 2000. The increases in average earning assets were primarily due to loan growth in the consumer portfolio. Hibernia has funded the loan growth through increases in deposits and borrowed funds.

           Loans. Average loans for the second quarter of 2001 of $11.8 billion were down $304.5 million (3%) from the first quarter of 2001 and up $385.2 million (3%) compared to the second quarter of 2000. For the first six months of 2001 compared to the same period in 2000, average loans were up $761.4 million (7%) to $12.0 billion.

           Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at June 30, 2001, March 31, 2001 and June 30, 2000. Total loans decreased $630.5 million (5%) during the second quarter of 2001 compared to March 31, 2001 and $305.5 million (3%) compared to June 30, 2000. On June 7, 2001, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio. This transaction further diversified the loan portfolio and reduced short-term borrowings. Excluding the effect of this transaction, total loans would have been unchanged from the March 31, 2001 balance and would have increased 2% compared to the second quarter of 2000. Hibernia’s loan portfolio was also impacted by management strategies to diversify the risk of the commercial portfolio as well as slowing demand for small business loans.

           During 2001 and 2000, Hibernia also securitized $417.7 million of its residential first mortgages through the Federal National Mortgage Association (FNMA), of which $102.8 million and $202.4 million were securitized and classified as available for sale securities during the second and first quarters of 2001, respectively, and $112.5 million was securitized and classified as held to maturity securities during the second quarter of 2000. These portions of the consumer portfolio were securitized with recourse provisions, and reserves have been established to cover potential losses. These transactions affect the categorization of individual line items on the balance sheet by reducing mortgage loans and increasing securities and related recourse reserves.

           Consumer loans decreased $486.9 million (8%) compared to March 31, 2001 and increased $105.6 million (2%) compared to June 30, 2000. The decrease in the consumer portfolio from the first quarter is primarily due to the securitization and sale of $592.2 million of indirect auto loans and the securitization of $102.8 million of residential first mortgages in June 2001 discussed above. The growth compared to the same period last year was primarily in residential mortgages.

           Small business loans increased $50.4 million (2%) compared to March 31, 2001 and $88.9 million (4%) compared to June 30, 2000. The growth in the small business portfolio compared to the previous quarter and the same period last year was primarily focused in the commercial and industrial, services industry and real estate categories.

           Commercial loans decreased $194.0 million (6%) compared to March 31, 2001 and $500.0 million (14%) compared to June 30, 2000. The decrease in commercial loans was primarily the result of a strategic decision to refine the Company’s approach to participation in shared national credits. Shared national credits were down 15% and 33% from the first quarter 2001 and the same period last year, respectively, evidencing the Company’s strategy of retaining smaller pieces of these credits and focusing on customers in its market. At June 30, 2001, shared national credits totaled 8.9% of total loans. A shared national credit is one that is shared by three or more banks and aggregates $20 million or more.

=======================================================================================================================
TABLE 1 - COMPOSITION OF LOAN PORTFOLIO
=======================================================================================================================
                                                 June 30, 2001           March 31, 2001           June 30, 2000
-----------------------------------------------------------------------------------------------------------------------
($ in millions)                                 Loans   Percent          Loans   Percent         Loans   Percent
=======================================================================================================================
Commercial:
    Commercial and industrial .....       $   1,209.9      10.7%   $   1,307.5      11.0%   $   1,442.3      12.4%
    Services industry .............             732.6       6.5          736.9       6.2          848.4       7.3
    Real estate ...................             412.7       3.7          415.8       3.5          455.0       3.9
    Health care ...................             279.7       2.5          289.8       2.4          299.7       2.6
    Transportation, communications
       and utilities ..............             186.5       1.6          225.3       1.9          227.5       2.0
    Energy ........................             205.3       1.8          238.6       2.0          253.1       2.2
    Other .........................              74.6       0.7           81.4       0.7           75.3       0.7
-----------------------------------------------------------------------------------------------------------------------
       Total commercial ...........           3,101.3      27.5        3,295.3      27.7        3,601.3      31.1
-----------------------------------------------------------------------------------------------------------------------
Small Business:
    Commercial and industrial .....             806.7       7.1          769.1       6.4          782.3       6.7
    Services industry .............             606.7       5.4          599.7       5.0          585.8       5.0
    Real estate ...................             415.0       3.7          414.5       3.5          382.7       3.3
    Health care ...................             149.6       1.3          152.6       1.3          144.8       1.2
    Transportation, communications
       and utilities ..............             104.1       0.9          100.8       0.8           87.8       0.8
    Energy ........................              33.0       0.3           30.8       0.3           32.6       0.3
    Other .........................             367.6       3.3          364.8       3.1          377.8       3.3
-----------------------------------------------------------------------------------------------------------------------
       Total small business .......           2,482.7      22.0        2,432.3      20.4        2,393.8      20.6
-----------------------------------------------------------------------------------------------------------------------
Consumer:
    Residential mortgages:
       First mortgages ............           2,654.9      23.5        2,714.1      22.8        2,660.0      22.9
       Junior liens ...............             457.0       4.0          422.0       3.5          344.5       3.0
    Indirect ......................           1,474.8      13.1        1,996.4      16.7        1,570.7      13.6
    Revolving credit ..............             471.4       4.2          454.0       3.8          412.9       3.6
    Other .........................             644.1       5.7          602.6       5.1          608.5       5.2
-----------------------------------------------------------------------------------------------------------------------
       Total consumer .............           5,702.2      50.5        6,189.1      51.9        5,596.6      48.3
-----------------------------------------------------------------------------------------------------------------------
Total loans .......................       $  11,286.2     100.0%   $  11,916.7     100.0%   $  11,591.7     100.0%
=======================================================================================================================

         Securities Available for Sale. Average securities available for sale increased $52.5 million (2%) in the second quarter of 2001 compared to the second quarter of 2000, and were up $105.2 million (4%) for the first six months of 2001 compared to the same period in 2000. These increases were primarily due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements as well as changes in unrealized gains (losses) reflecting the changing interest rate environment. The securitization of $202.4 million in residential first mortgages in March 2001 also contributed to these increases. Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

           Securities Held to Maturity. Average securities held to maturity in the second quarter of 2001 totaled $332.0 million, down $38.3 million (10%) from the second quarter of 2000. Average securities held to maturity for the first six months of 2001 totaled $343.9, an increase of $10.1 million (3%) from the same period in 2000.

           Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest only strip receivable resulting from the securitization of indirect auto loans in the second quarter of 2001, discussed previously. Average short-term investments for the three months ended June 30, 2001 totaled $133.4 million, up $26.5 million (25%) compared to $106.9 million in the second quarter of 2000. The increase in short-term investments from the second quarter of 2000 resulted primarily from increases in federal funds sold and the interest only strip receivables, partially offset by a decreased level of reverse repurchase agreements. For the first six months of 2001 compared to the same period in 2000, average short-term investments decreased $3.7 million (2%) to $148.0 million.

           Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the second quarter of 2001 increased $220.1 million (279%) compared to the second quarter of 2000, and increased $157.9 million (205%) for the first six months of 2001 compared to the same period in 2000. As a result of changes in the interest rate environment, there was an increased demand for fixed-rate mortgages during the quarter and first half of 2001 compared to 2000. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

ASSET QUALITY

           Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

           Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total managed delinquencies increased $18.2 million (43%) from June 30, 2000 and decreased $6.0 million (9%) from March 31, 2001. Accruing loans past due 90 days or more, which are primarily consumer loans, were $6.9 million at June 30, 2001 compared to $5.9 million at June 30, 2000 and $7.6 million at March 31, 2001.

================================================================================================================
TABLE 2 - LOAN DELINQUENCIES
================================================================================================================
                                                        June 30   March 31    Dec. 31   Sept. 30    June 30
($ in millions)                                            2001       2001       2000       2000       2000
================================================================================================================
Days past due:
    30 to 89 days ...........................          $   49.7   $   58.9   $   69.5   $   62.4   $   36.4
    90 days or more .........................               6.9        7.6        8.9        6.3        5.9
----------------------------------------------------------------------------------------------------------------
        Total delinquencies .................              56.6       66.5       78.4       68.7       42.3
----------------------------------------------------------------------------------------------------------------
Securitized indirect auto delinquencies .....               3.9          -          -          -          -
----------------------------------------------------------------------------------------------------------------
Total managed delinquencies .................          $   60.5   $   66.5   $   78.4   $   68.7   $   42.3
================================================================================================================
Total delinquencies as a percentage of loans:
    Commercial ..............................              0.14%      0.31%      0.33%      0.42%      0.04%
    Small business ..........................              0.31%      0.55%      0.63%      0.39%      0.38%
    Consumer ................................              0.79%      0.69%      0.83%      0.75%      0.57%
    Total held loans ........................              0.50%      0.56%      0.65%      0.58%      0.37%
    Managed consumer ........................              0.78%      0.69%      0.83%      0.75%      0.57%
    Total managed loans .....................              0.51%      0.56%      0.65%      0.58%      0.37%
================================================================================================================

           Managed consumer delinquencies include delinquencies in indirect auto loans securitized and sold in June 2001, with servicing rights retained. Total managed delinquencies as a percentage of total managed loans at June 30, 2001 were 0.51%, up from 0.37% a year ago and down from 0.56% at March 31, 2001. Managed delinquencies increased from the prior quarter primarily driven by the indirect portfolio. Commercial delinquencies decreased from the prior quarter primarily due to the restructuring of a real estate secured loan. The increase in consumer delinquencies from a year ago was primarily driven by the indirect portfolio as well as an overall increase in delinquencies across most loan products.

============================================================================================================
TABLE 3 - NONPERFORMING ASSETS
============================================================================================================
                                               June 30    March 31     Dec. 31    Sept. 30     June 30
($ in thousands) ....................             2001        2001        2000        2000        2000
============================================================================================================
Nonaccrual loans:
    Commercial ......................        $  29,862   $  50,908   $  59,916   $  83,958   $  69,905
    Small business ..................           21,247      19,393      16,005      16,927      19,515
    Consumer ........................           10,070       7,163       6,034       4,633       5,740
------------------------------------------------------------------------------------------------------------
        Total nonperforming loans ...           61,179      77,464      81,955     105,518      95,160
------------------------------------------------------------------------------------------------------------
Foreclosed assets ...................            6,647       4,475       4,267       7,567       7,283
Excess bank-owned property ..........            1,148       2,573       2,586       2,597       3,389
------------------------------------------------------------------------------------------------------------
        Total nonperforming assets ..        $  68,974   $  84,512   $  88,808   $ 115,682   $ 105,832
============================================================================================================
Reserve for loan losses .............        $ 178,618   $ 180,778   $ 178,253   $ 162,704   $ 162,757
Nonperforming loan ratio:
    Commercial loans ................             0.96%       1.54%       1.71%       2.36%       1.94%
    Small business loans ............             0.86%       0.80%       0.67%       0.71%       0.82%
    Consumer loans ..................             0.18%       0.12%       0.10%       0.08%       0.10%
    Total loans .....................             0.54%       0.65%       0.68%       0.89%       0.82%
Nonperforming asset ratio ...........             0.61%       0.71%       0.73%       0.98%       0.91%
Reserve for loan losses as a
    percentage of nonperforming loans           291.96%     233.37%     217.50%     154.20%     171.04%
============================================================================================================

           Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $61.2 million at June 30, 2001, down from $95.2 million at June 30, 2000 and $77.5 million at March 31, 2001. The decrease from the prior quarter was driven by nonaccrual loans in the commercial loan portfolio, which decreased to $29.9 million from $50.9 million primarily due to sales, charge-offs and payments. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

           Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $6.6 million at June 30, 2001, down $0.6 million (9%) from a year earlier, and up $2.2 million (49%) from March 31, 2001 due to transfers of loans. Excess bank-owned property at June 30, 2001 was down $2.2 million from June 30, 2000, and $1.4 million from March 31, 2001.

           Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At June 30, 2001 the Company’s nonperforming asset ratio was 0.61% down from 0.91% at June 30, 2000 and 0.71% at March 31, 2001.

           The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

           At June 30, 2001 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $51.1 million. The related portion of the reserve for loan losses was $9.9 million. The comparable amounts at June 30, 2000 were $89.4 million and $27.9 million, respectively. These loans are included in nonaccrual loans in Table 3.

           Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $27.6 million were added to nonperforming loans during the second quarter of 2001, primarily in the commercial loan portfolio. This is the lowest level of inflows into nonperforming loans since the first quarter of 2000. Sales of loans, substantially all of which related to three commercial credits, reduced nonperforming loans by $18.5 million, and, together with charge-offs and payments, more than offset the additions to nonperforming loans in the second quarter of 2001. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

=======================================================================================================
TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY
=======================================================================================================
                                              2001                            2000
-------------------------------------------------------------------------------------------------------
                                      Second        First       Fourth        Third       Second
($ in thousands)                     Quarter      Quarter      Quarter      Quarter      Quarter
=======================================================================================================
Nonperforming loans
    at beginning of period .       $  77,464    $  81,955    $ 105,518    $  95,160    $  77,440
Additions ..................          27,643       29,285       42,305       36,062       41,057
Charge-offs, gross .........         (12,560)      (7,461)     (46,703)     (10,673)      (9,499)
Transfer to OREO ...........          (2,911)        (549)        (460)      (1,889)      (1,693)
Returns to performing status            (245)        (419)        (508)      (3,893)      (1,522)
Payments ...................          (9,693)      (5,877)      (5,714)      (9,102)      (8,636)
Sales ......................         (18,519)     (19,470)     (12,483)        (147)      (1,987)
-------------------------------------------------------------------------------------------------------
Nonperforming loans
    at end of period .......       $  61,179    $  77,464    $  81,955    $ 105,518    $  95,160
=======================================================================================================

           In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming or past due 90 days and still accruing totaled $39.6 million at June 30, 2001.

RESERVE AND PROVISION FOR LOAN LOSSES

           The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $27.0 million provision for loan losses in the second quarter of 2001 compared to $17.0 million in the second quarter of 2000, and $18.0 million in the prior quarter. The provision for loan losses for the quarter exceeded net charge-offs by $5.0 million and reflected management’s commitment to strengthen reserves in view of current economic trends.

           Net charge-offs totaled $22.0 million in the second quarter of 2001 compared to $15.9 million in the second quarter of 2000 and $15.4 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.74% in the second quarter of 2001, up from 0.56% in the second quarter of 2000, and 0.51% in the first quarter of 2001. Commercial net charge-offs increased to $10.0 million in the second quarter of 2001 from $7.8 million in the same period of 2000, and $3.4 million in the first quarter of 2001. The first quarter of 2001 included a net recovery of $1.8 million arising from the sale of a nonperforming commercial loan. Net charge-offs of $4.5 million in the small business portfolio for the second quarter of 2001 increased from $2.0 million in second quarter of 2000, and from $4.3 million in the first quarter of 2001. Consumer net charge-offs increased to $7.4 million in the second quarter of 2001, up from $6.1 million in the second quarter of 2000 but down from $7.6 million in the prior quarter. The increase in consumer net charge-offs from the prior year resulted primarily from the indirect automobile lending portfolio. Net charge-offs also increased in the revolving credit category in the second quarter of 2001 compared with the same quarter of 2000.

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

           There were no significant changes in the composition of the loan portfolio from the second quarter of 2000 except for the previously discussed decrease in the commercial portfolio and securitizations and sales in the consumer portfolio, particularly in residential mortgages and indirect loans. The Company continued to focus on managing its problem loans in the second quarter of 2001. The reserve coverage of total loans at June 30, 2001 increased from the prior quarter and from a year ago resulting from management’s actions to build the reserve. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating system and based on consistent application of the Company’s reserve methodology.

           Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

==================================================================================================================
TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY
==================================================================================================================
                                                         2001                            2000
------------------------------------------------------------------------------------------------------------------
                                                 Second        First       Fourth        Third       Second
($ in thousands) .....................          Quarter      Quarter      Quarter      Quarter      Quarter
==================================================================================================================
Balance at beginning of period .......        $ 180,778    $ 178,253    $ 162,704    $ 162,757    $ 161,274
Loans charged off:
    Commercial .......................          (10,767)      (5,797)     (45,050)      (9,285)      (8,589)
    Small business ...................           (5,456)      (5,563)      (4,551)      (3,665)      (3,174)
    Consumer .........................           (9,502)      (9,682)      (8,778)      (7,608)      (7,782)
Recoveries:
    Commercial .......................              735        2,424        1,098          103          777
    Small business ...................              916        1,220        1,029          791        1,158
    Consumer .........................            2,082        2,046        1,801        2,213        1,709
------------------------------------------------------------------------------------------------------------------
Net loans charged off ................          (21,992)     (15,352)     (54,451)     (17,451)     (15,901)
Provision for loan losses ............           27,000       18,000       70,000       17,400       17,000
Additions due to purchase transactions                -            -            -           (2)         452
Transfer due to securitizations ......           (7,168)        (123)           -            -          (68)
------------------------------------------------------------------------------------------------------------------
Balance at end of period .............        $ 178,618    $ 180,778    $ 178,253    $ 162,704    $ 162,757
==================================================================================================================
Reserve for loan losses
    as a percentage of loans .........             1.58%        1.52%        1.47%        1.37%        1.40%
Annualized net charge-offs as a
    percentage of average loans:
        Commercial ...................             1.25%        0.39%        4.98%        1.05%        0.85%
        Small business ...............             0.74%        0.72%        0.59%        0.48%        0.34%
        Consumer .....................             0.48%        0.49%        0.46%        0.38%        0.45%
        Total loans ..................             0.74%        0.51%        1.82%        0.60%        0.56%
==================================================================================================================

           The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to each of the portfolios were in line with a year ago, while the allocations to commercial declined in the quarter primarily as a result of actions taken to resolve certain credits. The allocation to the consumer portfolio also declined as a result of the previously discussed securitization of indirect auto loans. The unallocated reserves increased during the quarter and from a year ago reflecting the higher level of provisioning in the second quarter as the Company strengthens reserves in view of current econmic trends and some indications of credit deterioration in the small business portfolio. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio.

           The reserve coverage of annualized net charge-offs was 203% during the second quarter of 2001 compared to 294% in the first quarter of 2001 and 256% in the second quarter of 2000. The decreases from the first quarter of 2001 and the second quarter of 2000 were primarily due to a higher level of net charge-offs during the second quarter 2001. The reserve for loan losses is established to provide for probable losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

           The reserve for loan losses totaled $178.6 million, or 1.58% of total loans at June 30, 2001, compared to $162.8 million, or 1.40% of total loans at June 30, 2000 and $180.8 million, or 1.52% of total loans at March 31, 2001. The reserve for loan losses as a percentage of nonperforming loans was 292% at June 30, 2001, compared to 171% at June 30, 2000 and 233% at March 31, 2001. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, current risk management strategies, economic conditions and market trends.

FUNDING SOURCES:

DEPOSITS

           Average deposits totaled $12.6 billion in the second quarter of 2001, a $503.9 million (4%) increase from the second quarter of 2000. For the first six months of 2001 compared to the same period in 2000, average deposits increased $503.0 million (4%) to $12.5 billion. Table 6 presents the composition of average deposits for the periods presented.

=========================================================================================================================
TABLE 6 - DEPOSIT COMPOSITION
=========================================================================================================================
                                          Second Quarter 2001         First Quarter 2001        Second Quarter 2000
-------------------------------------------------------------------------------------------------------------------------
                                           Average       %of          Average       %of          Average       %of
($ in millions) ...............           Balances    Deposit        Balances    Deposit        Balances    Deposits
=========================================================================================================================
Noninterest-bearing ...........         $  2,170.6      17.2%      $  2,088.5      16.9%      $  2,096.6      17.3%
NOW accounts ..................              340.6       2.7            354.5       2.9            296.2       2.4
Money market deposit accounts .            2,251.9      17.9          2,273.4      18.3          2,124.4      17.6
Savings accounts ..............            2,450.0      19.5          2,262.5      18.3          2,108.9      17.5
Other consumer time deposits ..            2,844.7      22.6          2,899.7      23.4          2,922.9      24.2
-------------------------------------------------------------------------------------------------------------------------
    Total core deposits .......           10,057.8      79.9          9,878.6      79.8          9,549.0      79.0
-------------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more              857.4       6.8            840.7       6.8          1,035.8       8.6
Certificates of deposit of
    $100,000 or more ..........            1,083.0       8.6          1,105.6       8.9          1,134.5       9.4
Foreign time deposits .........              588.1       4.7            551.8       4.5            363.1       3.0
-------------------------------------------------------------------------------------------------------------------------
    Total deposits ............         $ 12,586.3     100.0%      $ 12,376.7     100.0%      $ 12,082.4     100.0%
=========================================================================================================================

           Average core deposits totaled $10.1 billion in the second quarter of 2001, a $508.8 million (5%) increase from the second quarter of 2000. The Compass transaction accounted for approximately 20% of the growth in average core deposits in the second quarter of 2001 compared to the second quarter of 2000. Average noninterest-bearing deposits grew $74.0 million and average savings deposits increased $341.1 million in the second quarter of 2001 compared to the second quarter of 2000. NOW account average balances were up $44.4 million and average money market deposit accounts were up $127.5 million in the second quarter of 2001 compared to the second quarter of 2000. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $190.4 million and average money market deposit accounts were down $18.6 million. The net increases in average core deposits were primarily due to internal growth as a result of Hibernia’s emphasis on attracting new deposits and expanding current banking relationships. A marketing campaign launched in January 2001 focused on Tower GoldSM Super Savings, Tower Advantage Checking and OnePrice Business CheckingSM, and fueled the growth in these deposit products.

           Average noncore deposits were down $4.9 million from the second quarter of 2000 to $2.5 billion or 20% of total deposits. Average large denomination certificates of deposit decreased $229.9 million compared to the second quarter of 2000 as a result of competitive pricing in the market. Average foreign time deposits increased $225.0 million due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

           Total deposits at June 30, 2001 were $12.7 billion, up $417.2 million (3%) from June 30, 2000.

BORROWINGS

           Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and Federal Home Loan Bank advances) decreased $39.7 million (2%) to $2.1 billion for the second quarter of 2001 compared to the second quarter of 2000. For the first six months of 2001 compared to the first six months of 2000, average borrowings increased $348.0 million (17%) to $2.4 billion. Borrowings at June 30, 2001 totaled $1.9 billion, down $0.3 billion (14%) from $2.2 billion at March 31, 2001. This decrease in period-end borrowings reflects the reduction of federal funds purchased in June 2001 resulting from proceeds of $570.0 million from the securitization and sale of a portion of the indirect auto loan portfolio, discussed earlier.

           Average Federal Home Loan Bank (FHLB) advances for the second quarter of 2001 totaled $1.1 billion, up from $844.5 million in the second quarter of 2000. During the third quarter of 2000 and the first quarter of 2001, FHLB advances totaling $100 million and $200 million, respectively, reached maturity. Replacement funding consisted of a $300 million FHLB advance obtained in the third quarter of 2000 and an additional $300 million FHLB advance obtained in the first quarter of 2001, each bearing quarterly adjustable rates. The FHLB may demand payment of $400 million in callable advances at quarterly intervals, of which $200 million is not callable before September 2001 and $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

           Of the $1.1 billion in FHLB advances outstanding at June 30, 2001, $640 million accrue interest at variable rates. Hibernia instituted partial hedges against the effect of rising interest rates on its variable rate debt by entering into interest rate swap agreements in the first and second quarters of 2001 whereby Hibernia will receive quarterly variable rate (LIBOR) payments and pay a fixed rate on a notional amount of $600 million. The fair value of these interest rate swap agreements totaled $6.4 million at June 30, 2001, and is recorded as an asset, with the corresponding offset recorded in other comprehensive income. Net settlements on the swap agreement are accrued monthly, effectively converting $600 million of FHLB advances from a variable rate to a fixed rate. The Company’s reliance on borrowings continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

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

           Hibernia’s policy objective is to limit the change in after-tax net interest income, from immediate and sustained change in interest rates of 200 basis points compared to a flat rate scenario, to 15% of projected 12-month net income. Based on the results of the simulation models at June 30, 2001, the Company would expect an increase in after-tax net interest income of $0.1 million in the event of an immediate and sustained 200-basis point parallel interest rate increase, and a decrease in after-tax net interest income of $19.7 million in the event of an immediate and sustained 200-basis point parallel interest rate decrease. Results of both scenarios are within the limits of Hibernia’s policy objective. In addition, the Company projects an increase in after-tax net interest income of $2.2 million and an increase of $7.0 million if interest rates gradually increase or decrease, respectively, by 100 basis points over the next year.

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

           The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $264.5 million and an estimated negative fair value of $1.9 million were designated as fair value hedges at June 30, 2001. The related hedged mortgage loans held for sale had a principal balance of $264.5 million and were increased by a positive change in fair value of $1.9 million at June 30, 2001, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At June 30, 2001 interest rate lock commitments had a notional amount of $353.3 million with a positive fair value of $2.3 million. The related forward sales contracts had a notional amount of $353.3 million and a negative fair value of $2.0 million at June 30, 2001.

           Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.2 billion at June 30, 2001, with positive fair values of $9.8 million and negative fair values of $7.6 million.

           Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $8.9 million at June 30, 2001, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

           The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $600 million. Hibernia’s credit exposure on derivative financial instruments designated as cash flow hedges totaled $6.4 million at June 30, 2001.

RESULTS OF OPERATIONS:

NET INTEREST INCOME

           Taxable-equivalent net interest income for the second quarter of 2001 totaled $170.2 million, a $13.4 million (9%) increase from the second quarter of 2000. Taxable-equivalent net interest income for the first six months of 2001 totaled $331.6 million, a $23.8 million (8%) increase from the first six months of 2000.

           The increases in net interest income for the second quarter and first six months of 2001 over the comparable periods in 2000 were largely the result of the growth in interest-earning assets and an increase in the net interest margin. Contributing to the growth in average earning assets was the increase in average consumer loans, which were up $0.7 billion (13%) and $1.0 billion (20%) in the second-quarter and first six months of 2001, respectively, compared to the same periods in 2000.

           Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

======================================================================================================
TABLE 7 - INTEREST-EARNING ASSET COMPOSITION
======================================================================================================
                                                    2001                       2000
------------------------------------------------------------------------------------------------------
                                             Second      First     Fourth      Third     Second
(Percentage of average balances)            Quarter    Quarter    Quarter    Quarter    Quarter
======================================================================================================
Commercial loans ................              21.0%      21.9%      23.2%      23.4%      24.9%
Small business loans ............              15.9       15.4       15.7       16.1       16.0
Consumer loans ..................              39.9       40.3       40.0       38.5       36.7
------------------------------------------------------------------------------------------------------
    Total loans .................              76.8       77.6       78.9       78.0       77.6
------------------------------------------------------------------------------------------------------
Securities available for sale ...              18.2       17.9       17.6       18.1       18.6
Securities held to maturity .....               2.2        2.3        2.4        2.6        2.5
------------------------------------------------------------------------------------------------------
    Total securities ............              20.4       20.2       20.0       20.7       21.1
------------------------------------------------------------------------------------------------------
Short-term investments ..........               0.9        1.1        0.3        0.7        0.7
Mortgage loans held for sale ....               1.9        1.1        0.8        0.6        0.6
------------------------------------------------------------------------------------------------------
    Total interest-earning assets             100.0%     100.0%     100.0%     100.0%     100.0%
======================================================================================================

           Table 8 details the net interest margin for the most recent five quarters.

======================================================================================================
TABLE 8 - NET INTEREST MARGIN     (taxable-equivalent)
======================================================================================================
                                                 2001                          2000
------------------------------------------------------------------------------------------------------
                                          Second       First      Fourth       Third      Second
                                         Quarter     Quarter     Quarter     Quarter     Quarter
======================================================================================================
Yield on earning assets ............        7.88%       8.21%       8.41%       8.42%       8.32%
Rate on interest-bearing liabilities        4.23        4.89        5.21        5.14        4.92
------------------------------------------------------------------------------------------------------
    Net interest spread ............        3.65        3.32        3.20        3.28        3.40
Contribution of
    noninterest-bearing funds ......        0.79        0.85        0.91        0.91        0.87
------------------------------------------------------------------------------------------------------
    Net interest margin ............        4.44%       4.17%       4.11%       4.19%       4.27%
------------------------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......       18.57%      17.35%      17.58%      17.65%      17.65%
======================================================================================================

           The net interest margin was 4.44% for the second quarter of 2001, up 17 basis points from the second quarter of 2000 and up 27 basis points from the first quarter of 2001. The increase in the net interest margin from the first quarter of 2001 and second quarter of 2000 reflects the Company’s net liability sensitive balance sheet position. Rate cuts in the first and second quarters of 2001 by the Federal Reserve caused earning asset yields to decline 33 basis points while the average rate on interest bearing liabilities declined 66 basis points from the first quarter to second quarter of 2001.

           Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 2001 and the first quarter of 2001 and between the second quarter of 2001 and the second quarter of 2000.

===========================================================================================================================
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
===========================================================================================================================
                                                                    Second Quarter 2001 Compared to:
---------------------------------------------------------------------------------------------------------------------------
                                                        First Quarter 2001                  Second Quarter 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                   Increase (Decrease) Due to Change In:
---------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                  Volume        Rate       Total      Volume        Rate       Total
===========================================================================================================================
Taxable-equivalent
    interest earned on:
     Commercial loans .....................     $ (3,953)   $ (6,709)   $(10,662)   $ (9,206)   $(11,746)   $(20,952)
     Small business loans .................          991      (1,768)       (777)      2,087        (853)      1,234
     Consumer loans .......................       (3,175)       (575)     (3,750)     15,714         914      16,628
---------------------------------------------------------------------------------------------------------------------------
         Loans ............................       (6,137)     (9,052)    (15,189)      8,595     (11,685)     (3,090)
---------------------------------------------------------------------------------------------------------------------------
     Securities available for sale ........          (35)       (174)       (209)        873      (3,343)     (2,470)
     Securities held to maturity ..........         (364)       (101)       (465)       (583)       (126)       (709)
---------------------------------------------------------------------------------------------------------------------------
         Securities .......................         (399)       (275)       (674)        290      (3,469)     (3,179)
---------------------------------------------------------------------------------------------------------------------------
     Short-term investments ...............         (373)       (586)       (959)        355        (664)       (309)
     Mortgage loans held for sale .........        2,171         (71)      2,100       3,731        (272)      3,459
---------------------------------------------------------------------------------------------------------------------------
           Total ..........................       (4,738)     (9,984)    (14,722)     12,971     (16,090)     (3,119)
---------------------------------------------------------------------------------------------------------------------------
Interest paid on:
     NOW accounts .........................         (108)       (745)       (853)        357      (1,018)       (661)
     Money market
         deposit accounts .................         (147)     (2,685)     (2,832)        837      (2,645)     (1,808)
     Savings accounts .....................        1,872      (4,384)     (2,512)      3,449      (5,537)     (2,088)
     Other consumer time deposits .........         (754)     (1,302)     (2,056)     (1,036)      1,006         (30)
     Public fund certificates of
         deposit of $100,000 or more ......          245      (1,797)     (1,552)     (2,464)     (2,104)     (4,568)
     Certificates of deposit
         of $100,000 or more ..............         (342)       (749)     (1,091)       (755)         25        (730)
     Foreign deposits .....................          447      (1,808)     (1,361)      2,599      (2,109)        490
     Federal funds purchased ..............       (6,400)     (2,143)     (8,543)     (5,139)     (2,903)     (8,042)
     Repurchase agreements ................          176      (1,765)     (1,589)        790      (2,637)     (1,847)
     Federal Home Loan Bank advances ......          245      (1,369)     (1,124)      3,952      (1,148)      2,804
---------------------------------------------------------------------------------------------------------------------------
           Total ..........................       (4,766)    (18,747)    (23,513)      2,590     (19,070)    (16,480)
===========================================================================================================================
Taxable-equivalent
     net interest income ..................     $     28    $  8,763    $  8,791    $ 10,381    $  2,980    $ 13,361
===========================================================================================================================
---------------
(1)   Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

           The analysis of Consolidated Average Balances, Interest and Rates on pages 26 and 27 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended June 30, 2001, March 31, 2001 and June 30, 2000 and the first six months of 2001 and 2000.

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                     Second Quarter 2001                    First Quarter 2001
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                           Average                                Average
interest $ in thousands)                                   Balance     Interest     Rate          Balance     Interest     Rate
====================================================================================================================================

ASSETS
Interest-earning assets:
    Commercial loans ..............................   $    3,222.9    $  60,374     7.51%     $   3,420.4   $   71,036     8.42%
    Small business loans ..........................        2,448.3       55,953     9.17          2,405.9       56,730     9.56
    Consumer loans ................................        6,137.2      130,392     8.52          6,286.6      134,142     8.63
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................       11,808.4      246,719     8.38         12,112.9      261,908     8.75
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................        2,795.9       43,871     6.28          2,798.1       44,080     6.31
    Securities held to maturity ...................          332.0        5,035     6.07            355.9        5,500     6.18
------------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................        3,127.9       48,906     6.26          3,154.0       49,580     6.29
------------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................          133.4        1,369     4.12            162.7        2,328     5.80
    Mortgage loans held for sale ..................          299.1        5,023     6.72            169.9        2,923     6.88
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............       15,368.8    $ 302,017     7.88%        15,599.5   $  316,739     8.21%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................         (180.4)                                (179.1)
Noninterest-earning assets:
    Cash and due from banks .......................          493.3                                  521.9
    Other assets ..................................          766.3                                  764.8
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........        1,259.6                                1,286.7
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................   $   16,448.0                            $  16,707.1
====================================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $      340.6    $   1,998     2.35%     $     354.5   $    2,851     3.26%
        Money market deposit accounts .............        2,251.9       12,801     2.28          2,273.4       15,633     2.79
        Savings accounts ..........................        2,450.0       21,409     3.50          2,262.5       23,921     4.29
        Other consumer time deposits ..............        2,844.7       38,206     5.39          2,899.7       40,262     5.63
        Public fund certificates of deposit
            of $100,000 or more ...................          857.4       10,971     5.13            840.7       12,523     6.04
        Certificates of deposit of $100,000 or more        1,083.0       15,860     5.87          1,105.6       16,951     6.22
        Foreign time deposits .....................          588.1        5,821     3.97            551.8        7,182     5.28
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......       10,415.7      107,066     4.12         10,288.2      119,323     4.70
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................          362.0        4,058     4.50            899.3       12,601     5.68
        Repurchase agreements .....................          593.0        5,885     3.98            579.1        7,474     5.23
    Federal Home Loan Bank advances ...............        1,143.5       14,814     5.20          1,126.0       15,938     5.74
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........       12,514.2    $ 131,823     4.23%        12,892.6   $  155,336     4.89%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................        2,170.6                                2,088.5
    Other liabilities .............................          212.0                                  223.3
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....        2,382.6                                2,311.8
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................        1,551.2                                1,502.7
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $   16,448.0                            $  16,707.1
====================================================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                 3.65%                                  3.32%
Cost of funds supporting interest-earning assets ..                                 3.44%                                  4.04%
Net interest income/margin ........................                   $ 170,194     4.44%                   $  161,403     4.17%
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

====================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
====================================================================================================================================
Hibernia Corporation and Subsidiaries                                                                   Six Months Ended
Taxable-equivalent basis (1)                                     Second Quarter 2000                      June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                           Average                                Average
interest $ in thousands)                                   Balance     Interest     Rate          Balance     Interest     Rate
====================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $    3,668.5    $  81,326     8.92%     $   3,321.1   $  131,410     7.98%
    Small business loans ..........................        2,357.4       54,719     9.34          2,426.3      112,683     9.37
    Consumer loans ................................        5,397.3      113,764     8.47          6,212.4      264,534     8.57
------------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................       11,423.2      249,809     8.79         11,959.8      508,627     8.57
------------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................        2,743.4       46,341     6.76          2,797.0       87,951     6.29
    Securities held to maturity ...................          370.3        5,744     6.20            343.9       10,535     6.13
------------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................        3,113.7       52,085     6.69          3,140.9       98,486     6.27
------------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................          106.9        1,678     6.31            148.0        3,697     5.04
    Mortgage loans held for sale ..................           79.0        1,564     7.92            234.9        7,946     6.77
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............       14,722.8    $ 305,136     8.32%        15,483.6   $  618,756     8.04%
------------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................         (165.0)                                (179.7)
Noninterest-earning assets:
    Cash and due from banks .......................          475.8                                  507.5
    Other assets ..................................          754.9                                  765.4
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........        1,230.7                                1,272.9
------------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................   $   15,788.5                            $  16,576.8
====================================================================================================================================

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $      296.2    $   2,659     3.61%     $     347.5   $    4,849     2.81%
        Money market deposit accounts .............        2,124.4       14,609     2.77          2,262.6       28,434     2.53
        Savings accounts ..........................        2,108.9       23,497     4.48          2,356.8       45,330     3.88
        Other consumer time deposits ..............        2,922.9       38,236     5.26          2,872.0       78,468     5.51
        Public fund certificates of deposit
            of $100,000 or more ...................        1,035.8       15,539     6.03            849.1       23,494     5.58
        Certificates of deposit of $100,000 or more        1,134.5       16,590     5.88          1,094.2       32,811     6.05
        Foreign time deposits .....................          363.1        5,331     5.91            570.1       13,003     4.60
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......        9,985.8      116,461     4.69         10,352.3      226,389     4.41
------------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................          760.1       12,100     6.40            629.1       16,659     5.34
        Repurchase agreements .....................          533.6        7,732     5.83            586.1       13,359     4.60
    Federal Home Loan Bank advances ...............          844.5       12,010     5.72          1,134.8       30,752     5.46
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........       12,124.0    $ 148,303     4.92%        12,702.3   $  287,159     4.56%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................        2,096.6                                2,129.8
    Other liabilities .............................          175.1                                  217.6
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....        2,271.7                                2,347.4
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................        1,392.8                                1,527.1
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $   15,788.5                            $  16,576.8
====================================================================================================================================

SPREAD AND NET YIELD
Interest rate spread ..............................                                 3.40%                                  3.48%
Cost of funds supporting interest-earning assets ..                                 4.05%                                  3.74%
Net interest income/margin ........................                   $ 156,833     4.27%                   $  331,597     4.30%
====================================================================================================================================
----------------
(1)   Based on the statutory income tax rate of 35%.
(2)   Yield computations include nonaccrual loans in loans outstanding.

===================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===================================================================================================
Hibernia Corporation and Subsidiaries                           Six Months Ended
Taxable-equivalent basis (1)                                      June 30, 2000
---------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average
interest $ in thousands)                                  Balance     Interest    Rate
===================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $   3,680.8     $ 159,588     8.72%
    Small business loans ..........................       2,340.0       107,541     9.24
    Consumer loans ................................       5,177.6       217,019     8.42
---------------------------------------------------------------------------------------------------
        Total loans (2) ...........................      11,198.4       484,148     8.69
---------------------------------------------------------------------------------------------------
    Securities available for sale .................       2,691.8        89,953     6.69
    Securities held to maturity ...................         333.8        10,313     6.18
---------------------------------------------------------------------------------------------------
        Total securities ..........................       3,025.6       100,266     6.63
---------------------------------------------------------------------------------------------------
    Short-term investments ........................         151.7         4,507     5.97
    Mortgage loans held for sale ..................          77.0         2,920     7.59
---------------------------------------------------------------------------------------------------
        Total interest-earning assets .............      14,452.7     $ 591,841     8.22%
---------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................        (161.6)
Noninterest-earning assets:
    Cash and due from banks .......................         496.1
    Other assets ..................................         751.6
---------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........       1,247.7
---------------------------------------------------------------------------------------------------
        Total assets ..............................   $  15,538.8
===================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $     300.4     $   5,523     3.70%
        Money market deposit accounts .............       2,164.3        29,654     2.76
        Savings accounts ..........................       2,068.6        45,607     4.43
        Other consumer time deposits ..............       2,915.8        74,787     5.16
        Public fund certificates of deposit
            of $100,000 or more ...................       1,004.4        29,020     5.81
        Certificates of deposit of $100,000 or more       1,115.6        32,086     5.78
        Foreign time deposits .....................         343.5         9,597     5.62
---------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......       9,912.6       226,274     4.59
---------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................         634.5        19,362     6.14
        Repurchase agreements .....................         522.9        14,425     5.55
    Federal Home Loan Bank advances ...............         844.6        23,980     5.71
---------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........      11,914.6     $ 284,041     4.79%
---------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       2,066.5
    Other liabilities .............................         169.7
---------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       2,236.2
---------------------------------------------------------------------------------------------------
Total shareholders' equity ........................       1,388.0
---------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $  15,538.8
===================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                 3.43%
Cost of funds supporting interest-earning assets ..                                 3.95%
Net interest income/margin ........................                   $ 307,800     4.27%
===================================================================================================
------------
(1)  Based on the statutory income tax rate of 35%.
(2)  Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

           Noninterest income for the second quarter of 2001 was up $22.5 million (38%) to $81.9 million compared to the same period of 2000. For the first six months of 2001 compared to the same period in 2000, noninterest income was up $32.9 million (28%). Excluding securities transactions, noninterest income increased $24.2 million (38%) to $87.4 million in the second quarter of 2001 and $38.6 million (32%) to $160.2 million in the first six months of 2001 compared to the same periods in 2000. Included in noninterest income for the second quarter of 2001 is a $10.4 million net gain from the securitization and sale of a portion of the Company’s indirect auto loan portfolio. The major categories of noninterest income for the three months and six months ended June 30, 2001 and 2000 are presented in Table 10.

===================================================================================================================================
TABLE 10 - NONINTEREST INCOME
===================================================================================================================================
                                                                    Three Months Ended                  Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Percentage                        Percentage
                                                                 June 30     June 30    Increase   June 30     June 30    Increase
($ in thousands)                                                    2001        2000   (Decrease)     2001        2000   (Decrease)
===================================================================================================================================
Service charges on deposits .................................  $  28,977   $  25,190       15%   $  56,219   $  49,267       14%
Retail investment service fees ..............................      6,357       7,477      (15)      13,701      15,382      (11)
Trust fees ..................................................      6,700       7,239       (7)      13,377      13,903       (4)
Mortgage loan origination and servicing fees ................      6,997       5,733       22       13,519      10,973       23
Investment banking ..........................................      3,953       3,601       10        7,303       3,601      103
Insurance ...................................................      3,640         508      617        7,000       1,126      522
Other service, collection and exchange charges
    ATM fees ................................................      3,620       3,298       10        7,249       6,525       11
    Debit/credit card fees ..................................      4,371       3,631       20        8,353       6,869       22
    Other ...................................................      4,442       3,507       27        8,694       7,135       22
-----------------------------------------------------------------------------------------------------------------------------------
         Total other service, collection and exchange charges     12,433      10,436       19       24,296      20,529       18
-----------------------------------------------------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans .........................      4,230         659      542        5,668       2,288      148
    Gain on indirect auto loan securitization ...............     11,417           -        -       11,417           -        -
    Mortgage loan derivative income .........................         57           -        -          389           -        -
    Derivative income from interest rate contracts ..........       (373)        136     (374)       1,454       1,001       45
    Other income ............................................      2,993       2,159       39        5,829       3,511       66
-----------------------------------------------------------------------------------------------------------------------------------
         Total other operating income .......................     18,324       2,954      520       24,757       6,800      264
-----------------------------------------------------------------------------------------------------------------------------------
Securities losses, net ......................................     (5,454)     (3,731)     (46)      (9,368)     (3,701)    (153)
-----------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income ...........................  $  81,927   $  59,407       38%   $ 150,804   $ 117,880       28%
===================================================================================================================================

           Service charges on deposits increased $3.8 million (15%) for the second quarter of 2001 and $7.0 million (14%) for the first six months of 2001 over comparable periods in 2000. This change was primarily the result of growth in transaction-based fees. Commercial account analysis fees also grew due to an increase in the number of accounts and an increased number of products and services offered.

           Retail investment service fees decreased $1.1 million (15%) in the second quarter of 2001 and $1.7 million (11%) for the first six months of 2001 over comparable periods in 2000. The decrease was primarily due to market conditions which resulted in a reduction in the volume of sales of financial products and services, particularly mutual funds and discount brokerage services.

           Mortgage loan origination and servicing fees increased $1.3 million (22%) in the second quarter and $2.5 million (23%) in the first six months of 2001 compared to the same periods in 2000. The increase in mortgage fees resulted primarily from favorable interest rates during the second quarter of 2001 and the Company’s continued emphasis on mortgage banking. The volume of mortgage loans serviced increased to $7.5 billion at June 30, 2001 compared to $6.0 billion at June 30, 2000. In the second quarter of 2001, Hibernia funded a record $1.1 billion in residential first mortgages.

           The merger with Southcoast Capital, L.L.C., was completed on April 1, 2000, initiating the Company’s entry into one of its newest business lines, full-service investment banking. Investment banking fees increased $0.4 million (10%) in the second quarter and $3.7 million (103%) in the first six months of 2001 compared to the same periods in 2000.

           Insurance increased $3.1 million (617%) in the second quarter and $5.9 million (522%) in the first six months of 2001 compared to the same periods in 2000. The purchase of The Rosenthal Agency, Louisiana’s largest independent insurance broker, consummated on July 6, 2000, significantly expanded Hibernia’s insurance capabilities.

           Other service, collection and exchange charges were up $2.0 million (19%) in the second quarter and $3.8 million (18%) in the first six months of 2001 compared to the same periods in 2000. ATM fees increased $0.3 million in the second quarter and $0.7 million in the first six months of 2001 over the comparable periods in 2000 due to the continued growth of the ATM network and expansion of ATM services. Fees generated by Hibernia’s CheckmateSM debit card and Capital AccessSM credit card for small businesses led to an increase in debit/credit card fees of $0.7 million in the second quarter and $1.5 million in the first six months of 2001 compared to the same periods in 2000. Fee income from the sale of credit life/loss protection products increased $0.3 million in the second quarter and $0.6 million in the first six months of 2001 compared to the same periods in 2000. A new source of income in the second quarter of 2001 was the servicing fees associated with the indirect auto loan securitization, which added $0.4 million to noninterest income.

           Other operating income increased $15.4 million (520%) in the second quarter and $18.0 million (264%) in the first six months of 2001 compared to the same periods in 2000. The gain on the indirect auto loan securitization in June 2001 added $11.4 million to other income. This gain was partially offset by a loss of $1.0 million on an interest rate swap entered into to lock in the gain on the transaction. Gains on sales of mortgage loans increased $3.6 million in the second quarter and $3.4 million in the first six months of 2001 compared to the same periods in 2000. These increases were primarily due to the lower interest rate environment, resulting in an increase in fixed-rate loans, which are generally sold. On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the adoption of SFAS No. 133 (as amended) , $0.6 million was recognized in noninterest income due to the cumulative effect of the accounting change. The after-tax cumulative effect of the change in accounting of $0.4 million was considered immaterial and therefore is not separately presented in the Consolidated Income Statements. For the second quarter and the first six months of 2001, derivative income associated with mortgage loans held for sale, foreign exchange contracts and interest rate contracts added $0.5 million and $2.6 million, respectively, to other operating income.

           Net securities losses totaled $5.5 million in the second quarter and $9.4 million in the first six months of 2001 compared to securities losses of $3.7 million for the same periods in 2000. The 2001 losses are due to other-than-temporary impairment of certain private-equity investments. The 2000 loss was due to other-than-temporary impairment of a private-equity investment of $5.3 million, partially offset by $1.6 million of other securities gains.

NONINTEREST EXPENSE

           For the second quarter of 2001, noninterest expense totaled $137.3 million, an $18.6 million (16%) increase from the second quarter of 2000. For the first six months of 2001 compared to the same period in 2000, noninterest expense was up $36.6 million (16%). The effect of the purchased companies accounted for approximately 20% of the increase from the second quarter of 2000 and approximately 35% of the increase from the first six months of 2000. Noninterest expense for the three months and six months ended June 30, 2001 and 2000 are presented by major category in Table 11.

===================================================================================================================
TABLE 11 - NONINTEREST EXPENSE
===================================================================================================================
                                             Three Months Ended                    Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                               Percentage                           Percentage
                                         June 30     June 30    Increase     June 30     June 30     Increase
($ in thousands)                            2001        2000   (Decrease)       2001        2000    (Decrease)
-------------------------------------------------------------------------------------------------------------------
Salaries ...........................   $  58,700   $  51,293          14%  $ 115,405   $  97,998           18%
Benefits ...........................      13,512       9,523          42      23,991      19,103           26
-------------------------------------------------------------------------------------------------------------------
    Total staff costs ..............      72,212      60,816          19     139,396     117,101           19
-------------------------------------------------------------------------------------------------------------------
Occupancy, net .....................       9,570       8,879           8      19,022      17,287           10
Equipment ..........................       7,569       7,268           4      15,422      14,869            4
-------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment ..      17,139      16,147           6      34,444      32,156            7
-------------------------------------------------------------------------------------------------------------------
Data processing ....................       7,872       7,754           2      15,818      15,847            -
Advertising and promotional expenses       4,466       3,770          18       8,715       7,537           16
Foreclosed property expense, net ...         323         319           1         462         396           17
Amortization of intangibles ........       8,185       6,643          23      16,069      13,273           21
Telecommunications .................       2,369       2,095          13       4,730       4,483            6
Postage ............................       2,042       1,792          14       4,103       3,734           10
Stationery and supplies ............       1,606       1,217          32       2,916       2,317           26
Professional fees ..................       1,718       1,517          13       3,422       3,210            7
State taxes on equity ..............       3,549       3,255           9       6,993       6,009           16
Regulatory expense .................       1,065       1,045           2       2,132       2,085            2
Loan collection expense ............       1,685       1,445          17       4,129       2,506           65
Other ..............................      13,112      10,951          20      25,092      21,173           19
-------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ......   $ 137,343   $ 118,766          16%  $ 268,421   $ 231,827           16%
===================================================================================================================
Efficiency ratio (1) ...............       53.32%      53.99%                  54.58%      53.99%
Cash-basis efficiency ratio (2) ....       51.38%      51.78%                  52.53%      51.70%
===================================================================================================================
---------------
(1)   Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).
(2)   Excluding amortization of purchase accounting intangibles.

           Staff costs, which represent the largest component of noninterest expense, increased $11.4 million (19%) in the second quarter of 2001 and $22.3 million (19%) for the first six months of 2001 compared to the same periods a year ago. Excluding the effect of the purchased companies, staff costs would have increased approximately $9.0 million (15%) in the second quarter of 2001 and approximately $15.0 million (13%) for the first six months of 2001 compared to the same periods a year ago. The increase in staff costs for the second quarter of 2001 compared to the same period in the prior year, related primarily to $3.0 million in wage increases, $3.0 million in higher medical costs, and $2.1 million in higher incentives. The increase for the first six months of 2001 compared to the prior year is primarily due to $5.4 million in wage increases, $3.0 million in higher medical costs and $2.9 million in higher incentives.

           Occupancy and equipment costs increased $1.0 million (6%) to $17.1 million for the second quarter of 2001 and $2.3 million (7%) to $34.4 million for the first six months of 2001 compared to the same periods in 2000. Occupancy and equipment costs were higher in 2001 due to increased utility expenses and costs associated with the purchased companies.

           Advertising and promotional expenses increased $0.7 million (18%) for the second quarter of 2001 and $1.2 million (16%) for the first six months of 2001 compared to the same periods in 2000. These increases are primarily due to a new brand marketing campaign launched in January 2001 designed to differentiate the Company from competitors, to fully reflect the values and goals of customers and prospects, and to motivate the customers to seek new or deeper relationships with the Company.

           Amortization of intangibles, a noncash expense, increased $1.5 million (23%) to $8.2 million for the second quarter of 2001 and $2.8 million (21%) to $16.1 million for the first six months of 2001 compared to the same periods a year ago. This increase is primarily due to higher amortization of mortgage servicing rights as a result of increased volume and increased mortgage prepayments primarily due to the lower interest rate environment, as well as the amortization of goodwill and other intangibles associated with the purchased companies.

           Loan collection expense increased $0.2 million (17%) for the second quarter of 2001 and $1.6 million (65%) for the first six months of 2001 compared to the same periods a year ago. Approximately half of the $1.6 million increase for the first six months of 2001 relates to collection expense in the first quarter of 2001 associated with property taxes due on one real estate secured commercial loan.

           The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at June 30, 2001 was 53.32% compared to 53.99% at June 30, 2000. The ratio for the first six months of 2001 was 54.58% compared to 53.99% for the first six months of 2000. Excluding the net gain of $10.4 million from the securitization of indirect auto loans, the efficiency ratio was 55.56% for the second quarter and 55.76% for the first six months of 2001. These increases over the prior year reflect the impact of new fee-based business lines, including investment banking and insurance, which have compensation structures that are more incentive-based than traditional banking.

           The cash-basis efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 51.38% for the second quarter of 2001 compared to 51.78% for the same period of 2000. For the first six months of 2001, the cash-basis efficiency ratio was 52.53% compared to 51.70% for the first six months of 2000.

INCOME TAXES

           The Company recorded $30.4 million in income tax expense in the second quarter of 2001, a $2.6 million (9%) increase from $27.9 million in the second quarter of 2000, as pre-tax income rose 10%. For the first six months of 2001, income tax expense totaled $58.8 million, a $3.6 million (6%) increase from $55.2 million for the first six months of 2000.

           Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. The Texas operations of Hibernia National Bank are subject to Texas franchise tax.

CAPITAL

           Shareholders’ equity totaled $1,567.3 million at June 30, 2001 compared to $1,415.4 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $175.7 million, a $66.9 million improvement in unrealized gains (losses) on securities available for sale, and the issuance of $7.8 million of common stock. These increases were partially offset by $79.5 million in dividends declared on common stock, the acquisition of $17.5 million of treasury stock, $6.1 million in dividends declared on preferred stock and the redemption of $6.1 million of preferred stock.

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

==========================================================================================================================
TABLE 12 - CAPITAL
==========================================================================================================================
                                             June 30        March 31         Dec. 31        Sept. 30         June 30
($ in millions)                                 2001            2001            2000            2000            2000
--------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................         $   1,309.0     $   1,267.4     $   1,230.7     $   1,246.3     $   1,233.7
    Total ......................             1,469.4         1,426.8         1,389.8         1,402.6         1,388.1

Assets:
    Quarterly average assets (1)            16,191.5        16,456.8        16,089.3        15,811.4        15,618.5
    Net risk-adjusted assets ...            12,816.8        12,731.0        12,706.5        12,495.8        12,341.7

Ratios:
    Tier 1 risk-based capital ..               10.21%           9.96%           9.69%           9.97%          10.00%
    Total risk-based capital ...               11.46%          11.21%          10.94%          11.22%          11.25%
    Leverage ...................                8.09%           7.70%           7.65%           7.88%           7.90%
==========================================================================================================================
--------------
(1) Excluding the adjustment for accumulated other comprehensive income and disallowed intangibles.

           In April 2000, Hibernia’s Board of Directors authorized the Company to begin a buyback of up to 7.5 million common shares over the following 12 months. The Company repurchased 3,268,400 shares of its common stock under this program at a cumulative weighted average price of $10.92. In April 2001, Hibernia’s Board of Directors authorized the continuation of the repurchase plan under terms that allow the repurchase of up to 3.5 million additional shares of Hibernia common stock over the next 12 months.

           Effective October 1, 2001, the dividend rate on the Company’s Series A Fixed/Adjustable Rate Noncumulative Preferred Stock converts from a 6.9% fixed annual dividend rate to an adjustable rate that will not be less than 7.4% nor greater than 13.4% per annum. This preferred stock is redeemable at Hibernia’s option at any time after October 1, 2001.

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

           Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $10.2 billion at June 30, 2001, a $0.5 billion (6%) increase from June 30, 2000. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of attractive deposit products. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

           The loan-to-deposit ratio, one measure of liquidity, was 89.0% at June 30, 2001, 93.8% at March 31, 2001, and 94.5% at June 30, 2000. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 22.0% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 2001, down from 24.7% in the first quarter of 2001 and 25.5% in the second quarter of 2000. The level of large liability dependence is within limits established by management to maintain liquidity and soundness.

           Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.7 billion residential first mortgage portfolio and $1.5 billion indirect consumer portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates. As previously discussed, the Company securitized and sold $592.2 million of indirect consumer loans in June of 2001 and used the proceeds to substantially reduce the balance of Federal funds purchased.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

           Reference is made to page 23 "Interest Rate Sensitivity" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

            Recent Sales of Unregistered Securities. The Company permits its directors who are entitled to receive an annual retainer fee to elect to take all or a portion of that fee in common stock of the Company, rather than in cash. The issuance of the stock to those directors who make the election to receive stock in lieu of cash for all or a portion of their retainer fee has not been registered by the Company. No underwriters or other securities dealers are used in this transaction, and no funds are paid to the Company from the directors in exchange for the shares. The shares are issued in exchange for the directors' services as outside directors to the Company.

           In April 2001, an aggregate of 8,920 shares of Class A Common Stock were purchased in the open market by the Company and issued to eight of the Company's directors. The aggregate purchase price of these shares by the Company was $135,807.03. This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a private offering from the Company to twelve of its directors.

           Under the same retainer fee program, in April 2000, an aggregate of 17,489 shares of Class A Common Stock were purchased in the open market by the Company and issued to eight of the Company's directors. The aggregate purchase price of these shares by the Company was $180,902.71. In April 1999, an aggregate of 7,839 shares of Class A Common Stock were purchased in the open market by the Company and issued to seven of the Company's directors. The aggregate purchase price of these shares by the Company was $98,232.87. Each of these transactions was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a private offering.

Item 4. Submission of Matters to a Vote of Security Holders.

           The Company held its Annual Meeting of Shareholders on April 17, 2001. Two items were submitted to a vote of the shareholders at that meeting:

•	Election of six persons to serve as directors of the Company until the 2004 Annual Meeting of Shareholders or until their successors are elected and qualified; and

•	Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for 2001.

      The vote on these matters was as follows:

1.    Election of Directors
                                                                                                                                                  Shares as to Which Authority
Name of Director                                                        Shares Voted For                               to Vote was Withheld
 Robert H. Boh                                                               127,915,086                                         4,164,959
E.R. "Bo" Campbell                                                       125,059,909                                         7,020,136
Richard W. Freeman, Jr.                                                127,964,514                                         4,115,531
Randall E. Howard                                                         127,914,765                                         4,165,280
Elton R. King                                                                 127,976,969                                          4,103,076
Dr. James R. Peltier                                                       127,829,566                                          4,250,479

2.   Ratification of the Appointment of Ernst & Young LLP as independent auditors

Shares Voted For                                                        Shares Voted Against                         Shares Abstained
 128,526,706                                                                  3,307,786                                             245,553

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

99.1                      Exhibit 99.1 to the Annual Report on Form 10-K (as amended)
                             dated June 27, 2001, filed with the Commission, is hereby incorporated by reference
                             (Annual Report of the Retirement Security Plan for the fiscal year ended
December 31, 2000)

99.2                      Exhibit 99.2 to the Annual Report on Form 10-K (as amended)
                             dated June 27, 2001, filed with the Commission, is hereby incorporated by reference
                             (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 2000)

                    (b)              Reports on Form 8-K

A report on Form 8-K dated April 11, 2001 was filed with the SEC on April 12, 2001 by the registrant reporting information under Item 7, “Financial Statements, Pro Forma Financial Statements and Exhibits” and under Item 9, “Regulation FD Disclosure”.

A report on Form 8-K dated April 24, 2001 was filed with the SEC on April 24, 2001 by the registrant reporting information under Item 7, “Financial Statements, Pro Forma Financial Statements and Exhibits” and under Item 9, “Regulation FD Disclosure”.

A report on Form 8-K dated July 12, 2001 was filed with the SEC on July 12, 2001 by the registrant reporting information under Item 7, “Financial Statements, Pro Forma Financial Statements and Exhibits” and under Item 9, “Regulation FD Disclosure”.

*Exhibits and Reports on Form 8-K have been separately filed with the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

HIBERNIA CORPORATION (Registrant)

Date: August 13, 2001	By: /s/ Ron E. Samford, Jr.
Ron E. Samford, Jr.
Executive Vice President and Controller
Chief Accounting Officer
(in his capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)