Form 10-Q
period 2001-09-30
HIBERNIA CORP
filed 2001-11-14
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001                                                                                         Commission file No. 1-10294

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

   YES   X          NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at October 31, 2001 159,036,894 Shares

HIBERNIA CORPORATION
INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries                                       September 30     December 31    September 30
Unaudited ($ in thousands)                                                          2001            2000            2000
=============================================================================================================================

Assets
  Cash and cash equivalents .............................................   $    864,874    $    820,334    $    576,444
  Securities available for sale .........................................      3,178,537       2,686,988       2,700,774
  Securities held to maturity (estimated fair value of $293,674, $356,211 and $363,728 at September 30, 2001, December 31, 2000 and
      September 30, 2000, respectively) .................................        287,539         361,872         377,270
  Mortgage loans held for sale ..........................................        305,738         123,671         117,285
  Loans, net of unearned income .........................................     11,360,762      12,124,678      11,838,792
      Reserve for loan losses ...........................................       (182,203)       (178,253)       (162,704)
-----------------------------------------------------------------------------------------------------------------------------
          Loans, net ....................................................     11,178,559      11,946,425      11,676,088
-----------------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment ...........................................        206,199         207,703         207,113
  Customers' acceptance liability .......................................              -              46              10
  Other assets ..........................................................        593,885         551,007         584,149
-----------------------------------------------------------------------------------------------------------------------------
          Total assets ..................................................   $ 16,615,331    $ 16,698,046    $ 16,239,133
=============================================================================================================================

Liabilities
  Deposits:
      Noninterest-bearing ...............................................   $  2,268,712    $  2,243,044    $  2,181,620
      Interest-bearing ..................................................     10,660,316      10,449,688      10,034,732
-----------------------------------------------------------------------------------------------------------------------------
          Total deposits ................................................     12,929,028      12,692,732      12,216,352
-----------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings .................................................        722,076       1,310,515       1,335,213
  Liability on acceptances ..............................................              -              46              10
  Other liabilities .....................................................        202,368         171,106         175,666
  Federal Home Loan Bank advances .......................................      1,143,190       1,043,996       1,044,212
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities .............................................     14,996,662      15,218,395      14,771,453
-----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
 Preferred Stock, no par value:
   Authorized - 100,000,000 shares; Series A issued and outstanding -
      1,739,000, 1,739,000 and 1,860,000 at September 30, 2001,
      December 31, 2000 and September 30, 2000, respectively ............         86,950          86,950          93,000
  Class A Common Stock, no par value:
    Authorized - 300,000,000 shares; issued - 162,314,979, 161,014,058 and 160,954,160 at September 30, 2001,
       December 31, 2000 and September 30, 2000, respectively ...........        311,645         309,147         309,032
  Surplus ...............................................................        442,746         432,378         431,879
  Retained earnings .....................................................        815,831         718,719         723,049
  Treasury stock at cost: 3,284,720, 3,284,720 and 1,969,720 shares at September 30, 2001, December 31, 2000 and
      September 30, 2000, respectively ..................................        (35,927)        (35,927)        (21,155)
  Accumulated other comprehensive income ................................         28,361            (679)        (33,439)
  Unearned compensation .................................................        (30,937)        (30,937)        (34,686)
-----------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity ....................................      1,618,669       1,479,651       1,467,680
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ....................   $ 16,615,331    $ 16,698,046    $ 16,239,133
=============================================================================================================================
----------
See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30                  September 30
------------------------------------------------------------------------------------------------------------------------
Unaudited ($ in thousands, except per-share data)                 2001           2000           2001           2000
========================================================================================================================
Interest income
    Interest and fees on loans ......................        $ 226,768      $ 259,829      $ 733,313      $ 741,815
    Interest on securities available for sale .......           42,403         43,133        127,487        129,997
    Interest on securities held to maturity .........            4,582          6,004         15,117         16,317
    Interest on short-term investments ..............            4,554          1,822          8,251          6,329
    Interest and fees on mortgage loans held for sale            5,117          1,895         13,063          4,815
------------------------------------------------------------------------------------------------------------------------
        Total interest income .......................          283,424        312,683        897,231        899,273
------------------------------------------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ............................           97,491        126,042        323,880        352,316
    Interest on short-term borrowings ...............            5,520         21,027         35,538         54,814
    Interest on Federal Home Loan Bank advances .....           14,792         11,663         45,544         35,643
------------------------------------------------------------------------------------------------------------------------
        Total interest expense ......................          117,803        158,732        404,962        442,773
------------------------------------------------------------------------------------------------------------------------
Net interest income .................................          165,621        153,951        492,269        456,500
    Provision for loan losses .......................           23,000         17,400         68,000         50,650
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .          142,621        136,551        424,269        405,850
------------------------------------------------------------------------------------------------------------------------
Noninterest income
    Service charges on deposits .....................           28,666         26,296         84,885         75,563
    Retail investment service fees ..................            6,758          6,922         20,459         22,304
    Trust fees ......................................            6,402          6,369         19,779         20,272
    Mortgage loan origination and servicing fees ....            7,568          5,762         21,087         16,735
    Investment banking ..............................            2,692          2,420          9,995          6,021
    Insurance .......................................            3,362          3,033         10,362          4,159
    Other service, collection and exchange charges ..           13,527         10,596         37,823         31,125
    Other operating income ..........................           12,037          2,817         36,794          9,617
    Securities losses, net ..........................               23             11         (9,345)        (3,690)
------------------------------------------------------------------------------------------------------------------------
        Total noninterest income ....................           81,035         64,226        231,839        182,106
------------------------------------------------------------------------------------------------------------------------
Noninterest expense
    Salaries and employee benefits ..................           68,337         62,696        207,733        179,797
    Occupancy expense, net ..........................            9,504          8,903         28,526         26,190
    Equipment expense ...............................            7,644          7,147         23,066         22,016
    Data processing expense .........................            7,855          6,615         23,673         22,462
    Advertising and promotional expense .............            3,613          3,282         12,328         10,819
    Foreclosed property expense, net ................              108            (33)           570            363
    Amortization of intangibles .....................           13,166          7,115         29,235         20,388
    Other operating expense .........................           26,661         23,547         80,178         69,064
------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense ...................          136,888        119,272        405,309        351,099
------------------------------------------------------------------------------------------------------------------------
Income before income taxes ..........................           86,768         81,505        250,799        236,857
Income tax expense ..................................           29,596         28,442         88,392         83,652
------------------------------------------------------------------------------------------------------------------------
Net income ..........................................        $  57,172      $  53,063      $ 162,407      $ 153,205
========================================================================================================================
Net income applicable to common shareholders ........        $  55,672      $  51,459      $ 157,907      $ 148,272
========================================================================================================================
Net income per common share .........................        $    0.36      $    0.33      $    1.01      $    0.94
========================================================================================================================
Net income per common share - assuming dilution .....        $    0.35      $    0.33      $    0.99      $    0.94
========================================================================================================================
----------
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)
===================================================================================================================================
                                                                                          Accumulated
                                                                                             Other
                                         Preferred      Common                Retained   Comprehensive          Comprehensive
                                             Stock       Stock     Surplus    Earnings       Income       Other        Income
===================================================================================================================================
Balances at December 31, 2000 .......... $  86,950   $ 309,147   $ 432,378   $ 718,719   $    (679)   $ (66,864)
Net income .............................         -           -           -     162,407           -            -     $ 162,407
Unrealized gains (losses) on securities,
   net of reclassification adjustments..         -           -           -           -      41,297            -        41,297
Change in accumulated gains (losses)
    on cash flow hedges, net of
    reclassification adjustments .......         -           -           -           -     (12,257)           -       (12,257)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                            $ 191,447
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................         -       2,468       9,428           -           -            -
   Restricted stock awards .............         -          30         216           -           -            -
Cash dividends declared:
   Preferred ($2.5875 per share) .......         -           -           -      (4,500)          -            -
   Common ($.39 per share) .............         -           -           -     (60,795)          -            -
Acceleration of vesting of stock options         -           -         844           -           -            -
Other ..................................         -           -        (120)          -           -            -
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2001 ......... $  86,950   $ 311,645   $ 442,746   $ 815,831   $  28,361    $ (66,864)
===================================================================================================================================

===================================================================================================================================
                                                                                          Accumulated
                                                                                             Other
                                         Preferred      Common                Retained  Comprehensive           Comprehensive
                                             Stock       Stock      Surplus   Earnings      Income        Other        Income
===================================================================================================================================
Balances at December 31, 1999 .......... $ 100,000   $ 307,824   $ 425,185   $ 631,314   $ (54,122)   $ (34,686)
Net income .............................         -           -           -     153,205           -            -     $ 153,205
Unrealized gains (losses) on securities,
   net of reclassification adjustments .         -           -           -           -      20,683            -        20,683
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income ...................                                                                            $ 173,888
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
   Stock Option Plan ...................         -         168         418           -           -          572
   Restricted stock awards .............         -          25         119           -           -            -
   Shares issued in acquisitions .......         -       1,015       4,264           -           -        1,641
Cash dividends declared:
   Preferred ($2.5875 per share) .......         -           -           -      (4,933)          -            -
   Common ($.36 per share) .............         -           -           -     (56,537)          -            -
Issuance of 790,888 common stock
   purchase warrants in acquisitions ...         -           -       2,000           -           -            -
Acquisition of treasury shares .........         -           -           -           -           -      (23,368)
Redemption of preferred stock ..........    (7,000)          -         131           -           -            -
Other ..................................         -           -        (238)          -           -            -
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000 ......... $  93,000   $ 309,032   $ 431,879   $ 723,049   $ (33,439)   $ (55,841)
===================================================================================================================================
----------
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Nine Months Ended September 30
Unaudited ($ in thousands)                                                               2001                   2000
==========================================================================================================================

Operating activities
  Net income ............................................................         $   162,407            $   153,205
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses ......................................              68,000                 50,650
         Amortization of intangibles and deferred charges ...............              29,197                 20,308
         Depreciation and amortization ..................................              22,083                 20,697
         Derivative instruments gains, net ..............................              (3,559)                     -
         Non-cash compensation expense ..................................                 844                      -
         Premium amortization (discount accretion), net .................                 358                 (2,196)
         Realized securities losses, net ................................               9,345                  3,690
         Gains on sales of assets, net ..................................             (11,750)                (1,410)
         Provision for losses on foreclosed and other assets ............                 589                    759
         Increase in mortgage loans held for sale .......................            (178,063)               (24,581)
         Decrease (increase) in deferred income tax asset ...............               2,397                 (2,021)
         Increase in interest receivable and other assets ...............             (46,444)               (22,731)
         Increase in interest payable and other liabilities .............              35,362                 25,371
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities ........................              90,766                221,741
--------------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchases of securities available for sale ............................          (2,304,762)            (1,453,366)
  Proceeds from maturities of securities available for sale .............           1,673,028              1,423,972
  Proceeds from maturities of securities held to maturity ...............              74,189                 35,692
  Proceeds from sales of securities available for sale ..................             461,112                 19,975
  Net decrease (increase) in loans ......................................             111,513               (671,965)
  Proceeds from sales of loans ..........................................             656,226                  4,162
  Purchases of loans ....................................................            (363,087)              (437,122)
  Purchases of premises, equipment and other assets .....................             (50,219)               (27,033)
  Proceeds from sales of foreclosed assets and excess bank-owned property               2,094                  6,986
  Proceeds from sales of premises, equipment and other assets ...........                  28                    884
  Acquisitions, net of cash acquired of $78,049 .........................                   -                 43,287
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by investing activities .................             260,122             (1,054,528)
--------------------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase in deposits ..............................................             236,296                240,616
  Net increase (decrease) in short-term borrowings ......................            (588,439)               232,523
  Proceeds from Federal Home Loan Bank advances .........................             300,000                300,000
  Payments on Federal Home Loan Bank advances ...........................            (200,806)              (100,937)
  Proceeds from issuance of common stock ................................              11,896                  1,158
  Dividends paid ........................................................             (65,295)               (61,591)
  Redemption of preferred shares ........................................                   -                 (6,869)
  Acquisition of treasury stock .........................................                   -                (23,368)
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities .................            (306,348)               581,532
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents ........................              44,540               (251,255)
Cash and cash equivalents at beginning of period ........................             820,334                827,699
--------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period .......................         $   864,874            $   576,444
==========================================================================================================================
----------
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

        The following tables summarize the option activity in the plans during the third quarter of 2001. During 1997, the 1987 Stock Option Plan was terminated; therefore, at September 30, 2001 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan. An option to purchase 250,000 shares at $13.84 per share was granted to a former chief executive officer in the first quarter of 2001 under the 2001 Nonqualified Stock Option Plan. This option remains outstanding at September 30, 2001. There are no shares available for grant under the 2001 Nonqualified Stock Option Plan at September 30, 2001.

=================================================================================================================
                                                                                                   Weighted
                                                                                                    Average
                                               Incentive   Non-Qualified            Total    Exercise Price
-----------------------------------------------------------------------------------------------------------------
1987 Stock Option Plan:
Outstanding, June 30, 2001 .............           7,500       1,061,361        1,068,861         $    6.13
Exercised ..............................               -         (50,429)         (50,429)             4.94
-----------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 2001 ........           7,500       1,010,932        1,018,432         $    6.18
=================================================================================================================
Exercisable, September 30, 2001 ........           7,500       1,010,932        1,018,432         $    6.18
=================================================================================================================

Long-Term Incentive Plan:
Outstanding, June 30, 2001 .............               -      12,744,234       12,744,234         $   12.71
Cancelled ..............................               -        (105,351)        (105,351)            13.02
Exercised ..............................               -        (511,352)        (511,352)            10.40
-----------------------------------------------------------------------------------------------------------------
Outstanding, September 30, 2001 ........               -      12,127,531       12,127,531         $   12.81
=================================================================================================================
Exercisable, September 30, 2001 ........               -       6,030,191        6,030,191         $   12.81
=================================================================================================================
Available for grant, September 30, 2001                                         1,234,876
=================================================================================================================

1993 Directors' Stock Option Plan:
Outstanding, June 30, 2001 .............               -         422,500          422,500         $   12.70
Exercised ..............................               -         (20,000)         (20,000)             8.44
-----------------------------------------------------------------------------------------------------------------
Outstanding, September  30, 2001 .......               -         402,500          402,500         $   12.91
=================================================================================================================
Exercisable, September  30, 2001 .......               -         240,000          240,000         $   12.48
=================================================================================================================
Available for grant, September 30, 2001                                           392,500
=================================================================================================================

        In addition to the above option activity in the plans, 19,500 shares of restricted stock were awarded under the Long-Term Incentive Plan during the third quarter of 2001.

Note 3
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share assuming dilution.

====================================================================================================================================
($ in thousands, except per-share data)                        Three Months Ended Sept. 30           Nine Months Ended Sept. 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                 2001               2000               2001               2000
------------------------------------------------------------------------------------------------------------------------------------

Numerator:
    Net income ...................................       $     57,172       $     53,063       $    162,407       $    153,205
    Preferred stock dividends ....................              1,500              1,604              4,500              4,933
------------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common share ....             55,672             51,459            157,907            148,272
    Effect of dilutive securities ................                  -                  -                  -                  -
------------------------------------------------------------------------------------------------------------------------------------
    Numerator for net income per common
        share - assuming dilution ................       $     55,672       $     51,459       $    157,907       $    148,272
====================================================================================================================================

Denominator:
    Denominator for net income per common
        share (weighted average shares outstanding        156,600,220        156,427,005        155,986,838        156,956,737
    Effect of dilutive securities:
        Stock options ............................          2,914,633          1,377,683          2,847,271          1,118,728
        Restricted stock awards ..................            164,585            159,785            164,585            159,785
        Purchase warrants ........................            203,353                  -            132,108                  -
------------------------------------------------------------------------------------------------------------------------------------
    Denominator for net income per common
        share - assuming dilution ................        159,882,791        157,964,473        159,130,802        158,235,250
====================================================================================================================================
Net income per common share ......................       $       0.36       $       0.33       $       1.01       $       0.94
====================================================================================================================================
Net income per common share - assuming dilution...       $       0.35       $       0.33       $       0.99       $       0.94
====================================================================================================================================

        The weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,261,924 and 2,589,001 for the three months ended September 30, 2001 and 2000, respectively and 2,336,365 and 2,654,123 for the nine months ended September 30, 2001 and 2000, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended September 30, 2001 and 2000 there were 1,590,662 antidilutive options outstanding with exercise prices ranging from $18.28 to $21.72 per option share, and 5,326,160 antidilutive options outstanding with exercise prices ranging from $12.56 to $21.72 per option share, respectively. During the nine months ended September 30, 2001 and 2000 there were 3,521,736 antidilutive options outstanding with exercise prices ranging from $15.78 to $21.72 per option, and 5,346,660 antidilutive options outstanding with exercise prices ranging from $11.16 to $21.72 per option, respectively.

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

====================================================================================================================================
                                                                                        Investments
                                                              Small                      and Public                         Segment
($ in thousands)                           Commercial       Business        Consumer        Funds             Other          Total
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2001
Average loans ......................     $  3,206,200   $  2,426,600    $  6,092,600   $      1,300    $     20,500    $ 11,747,200
Average assets .....................     $  3,264,700   $  2,431,300    $  8,706,500   $  3,226,400    $    701,600    $ 18,330,500
Average deposits ...................     $  1,115,100   $  1,853,300    $  7,359,700   $  1,917,900    $     26,700    $ 12,272,700

Net interest income ................     $     90,188   $    123,847    $    247,197   $     40,460    $     (6,052)   $    495,640
Noninterest income .................     $     32,980   $     21,523    $    171,591   $        896    $      4,849    $    231,839
Net income .........................     $     15,842   $     36,582    $     91,931   $     22,409    $     (4,930)   $    161,834
====================================================================================================================================
Nine months ended September 30, 2000
Average loans ......................     $  3,620,600   $  2,345,300    $  5,355,500   $        900    $     22,400    $ 11,344,700
Average assets .....................     $  3,678,900   $  2,351,900    $  8,142,100   $  3,172,100    $    686,700    $ 18,031,700
Average deposits ...................     $  1,031,800   $  1,719,000    $  7,112,100   $  1,901,800    $      4,400    $ 11,769,100

Net interest income ................     $     96,741   $    114,131    $    221,935   $     28,462    $     (1,158)   $    460,111
Noninterest income .................     $     26,159   $     19,157    $    130,762   $      1,026    $      5,002    $    182,106
Net income .........................     $     23,559   $     36,249    $     80,294   $     14,961    $     (2,855)   $    152,208
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

====================================================================================================================================
                                               Average       Average         Average      Net Interest    Noninterest
($ in thousands)                                Loans         Assets        Deposits         Income          Income      Net Income
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2001
Segment total ......................     $ 11,747,200   $ 18,330,500    $ 12,272,700   $    495,640    $    231,839    $    161,834
  Excess funds invested ............                -     (2,117,100)              -              -               -               -
  Reclassification of cash items
    in process of collection .......                -        314,100         314,100              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans ...............                -              -               -         (3,371)              -          (2,191)
  Income tax expense ...............                -              -               -              -               -           2,764
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total .................     $ 11,747,200   $ 16,527,500    $ 12,586,800   $    492,269    $    231,839    $    162,407
====================================================================================================================================
Nine months ended September 30, 2000
Segment total ......................     $ 11,344,700   $ 18,031,700    $ 11,769,100   $    460,111    $    182,106    $    152,208
  Excess funds invested ............                -     (2,640,200)              -              -               -               -
  Reclassification of cash items
    in process of collection .......                -        308,800         308,800              -               -               -
  Taxable-equivalent adjustment on
    tax exempt loans ...............                -              -               -         (3,611)              -          (2,347)
  Income tax expense ...............                -              -               -              -               -           3,344
------------------------------------------------------------------------------------------------------------------------------------
Consolidated total .................     $ 11,344,700   $ 15,700,300    $ 12,077,900   $    456,500    $    182,106    $    153,205
====================================================================================================================================

Note 5
Impact of Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in net income of approximately $11,000,000 ($.07 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets. The disclosure requirements are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the financial condition or operating results of the Company.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries
====================================================================================================================================
                                                                       Three Months Ended                     Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                            Sept. 30        June 30        Sept. 30       Sept. 30        Sept. 30
($ in thousands, except per-share data)                         2001           2001            2000           2001            2000
====================================================================================================================================
Interest income ......................................   $   283,424    $   299,586     $   312,683    $   897,231     $   899,273
Interest expense .....................................       117,803        131,823         158,732        404,962         442,773
------------------------------------------------------------------------------------------------------------------------------------
Net interest income ..................................       165,621        167,763         153,951        492,269         456,500
Provision for loan losses ............................        23,000         27,000          17,400         68,000          50,650
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
    provision for loan losses ........................       142,621        140,763         136,551        424,269         405,850
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Noninterest income ................................        81,012         87,381          64,215        241,184         185,796
   Securities losses, net ............................            23         (5,454)             11         (9,345)         (3,690)
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income ...................................        81,035         81,927          64,226        231,839         182,106
Noninterest expense ..................................       136,888        137,343         119,272        405,309         351,099
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes ..................................        86,768         85,347          81,505        250,799         236,857
Income tax expense ...................................        29,596         30,445          28,442         88,392          83,652
------------------------------------------------------------------------------------------------------------------------------------
Net income ...........................................   $    57,172    $    54,902     $    53,063    $   162,407     $   153,205
====================================================================================================================================
Net income applicable to common shareholders .........   $    55,672    $    53,402     $    51,459    $   157,907     $   148,272
====================================================================================================================================
Per common share information:
   Net income ........................................   $     0.36     $      0.34     $      0.33    $      1.01     $      0.94
   Net income - assuming dilution ....................   $     0.35     $      0.34     $      0.33    $      0.99     $      0.94
   Cash dividends declared ...........................   $     0.13     $      0.13     $      0.12    $      0.39     $      0.36
Average shares outstanding (000s) ....................      156,600         155,905         156,427        155,987         156,957
Average shares outstanding - assuming dilution (000s)       159,883         158,736         157,964        159,131         158,235
Dividend payout ratio ................................        36.11%          38.24%          36.36%         38.61%          38.30%
====================================================================================================================================
Selected quarter-end balances (in millions)
Loans ................................................   $ 11,360.8     $ 11,286.2      $  11,838.8
Deposits .............................................     12,929.0       12,679.0         12,216.4
Federal Home Loan Bank advances ......................      1,143.2        1,143.4          1,044.2
Equity ...............................................      1,618.7        1,567.3          1,467.7
Total assets .........................................     16,615.3       16,306.6         16,239.1
====================================================================================================================================
Selected average balances (in millions)
Loans ................................................   $ 11,329.0  $    11,808.4      $  11,634.2    $  11,747.2     $  11,344.7
Deposits .............................................     12,792.9       12,586.3         12,273.3       12,586.8        12,077.9
Federal Home Loan Bank advances ......................      1,143.3        1,143.5            812.8        1,137.6           833.9
Equity ...............................................      1,596.7        1,551.2          1,438.0        1,550.5         1,404.8
Total assets .........................................     16,430.6       16,448.0         16,019.9       16,527.5        15,700.3
====================================================================================================================================
Selected ratios
Net interest margin (taxable-equivalent) .............         4.37%          4.44%            4.19%          4.32%           4.24%
Return on assets .....................................         1.39%          1.34%            1.32%          1.31%           1.30%
Return on common equity ..............................        14.75%         14.59%           15.30%         14.39%          15.09%
Return on total equity ...............................        14.32%         14.16%           14.76%         13.97%          14.54%
Efficiency ratio .....................................        54.98%         53.32%           54.01%         54.72%          54.00%
Average equity/average assets ........................         9.72%          9.43%            8.98%          9.38%           8.95%
Tier 1 risk-based capital ratio ......................        10.50%         10.21%            9.97%
Total risk-based capital ratio .......................        11.75%         11.46%           11.22%
Leverage ratio .......................................         8.37%          8.09%            7.88%
====================================================================================================================================
Cash-basis financial data (2)
Net income applicable to common shareholders .........   $   59,640  $      57,489      $    55,799    $   170,109     $   160,416
Net income per common share ..........................   $     0.38  $        0.37      $      0.36    $      1.09     $      1.02
Net income per common share - assuming dilution ......   $     0.37  $        0.36      $      0.35    $      1.07     $      1.01
Return on assets .....................................         1.51%          1.45%            1.45%          1.43%           1.42%
Return on common equity ..............................        18.23%         18.26%           19.78%         18.02%          19.27%
Efficiency ratio .....................................        53.03%         51.38%           51.56%         52.70%          51.66%
Average equity/average assets ........................         8.60%          8.29%            7.73%          8.24%           7.77%
====================================================================================================================================
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

THIRD-QUARTER 2001 HIGHLIGHTS

Strong earnings and a solid balance sheet characterize Hibernia Corporation's financial results for the third quarter and first nine months of 2001.

•	Net income for the third quarter of 2001 totaled $57.2 million ($.36 per common share), up 8% compared to $53.1 million ($.33 per common share) for the third quarter of 2000. Net income for the first nine months of 2001 totaled $162.4 million ($1.01 per common share), up 6% compared to $153.2 million ($.94 per common share) for the first nine months of 2000.

•	On a taxable-equivalent basis and excluding securities transactions, revenues for the third quarter of 2001 totaled $249.0 million, a $28.2 million (13%) increase from the third quarter 2000 level of $220.8 million. On a taxable-equivalent basis, excluding securities transactions and the net gain from the securitization of indirect auto loans recognized in the second quarter of 2001, revenues for the first nine months totaled $730.4 million, an $80.2 million (12%) increase from the first nine months of 2000 level of $650.2 million.

•	Net interest income increased $11.7 million (8%) to $165.6 million for the third quarter of 2001 compared to the third quarter of 2000. Net interest income increased $35.8 million (8%) to $492.3 million for the first nine months of 2001 compared to the first nine months of 2000. The net interest margin was 4.37% for the third quarter of 2001 compared to 4.19% for the third quarter of 2000 and 4.32% for the first nine months of 2001 compared to 4.24% for the first nine months of 2000. The increase in the margin compared to the prior periods is the result of rates on interest-bearing liabilities declining faster than yields on interest-earning assets.

•	The provision for loan losses for the three months and nine months ended September 30, 2001 totaled $23.0 million and $68.0 million respectively, compared to $17.4 million and $50.7 million for the same periods in 2000. The 2001 provision exceeded charge-offs by $3.6 million for the third quarter and $11.2 million for the nine months ended September 30, 2001.

•	Noninterest income increased $16.8 million (26%) to $81.0 million for the third quarter of 2001 and $49.7 million (27%) to $231.8 million for the first nine months of 2001 compared to the same periods in 2000. Noninterest income, excluding securities transactions and the second quarter 2001 net gain from the securitization of indirect auto loans, increased $45.0 million (24%) to $230.8 million for the first nine months of 2001 compared to the same period in 2000. On that same basis, noninterest income as a percentage of revenues grew to 33% for the third quarter of 2001, compared to 29% a year earlier and 31% for the second quarter of 2001.

•	The nonperforming asset and nonperforming loan ratios were 0.69% and 0.61%, respectively, at September 30, 2001, compared to 0.98% and 0.89% a year earlier.

•	Hibernia funded record mortgage loans totaling $1.2 billion in third quarter 2001, contributing to a 31% increase in mortgage loan origination and servicing fees compared to a year ago.

•	In October 2001, Hibernia’s Board of Directors declared a quarterly cash dividend of 14 cents per common share, an 8% increase from 13 cents per common share declared in October 2000.

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

        Measures of financial performance subsequent to purchase transactions are more relevant when comparing cash-basis results (i.e., before amortization of purchase accounting intangibles), because they are more indicative of cash flows, and thus the Company’s ability to support growth and pay dividends. The cash-basis measures of financial performance are presented in the Consolidated Summary of Income and Selected Financial Data on page ***.

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $15.3 billion in the third quarter of 2001, a $0.4 billion (3%) increase from the third-quarter 2000 average of $14.9 billion. Year-to-date average earning assets at September 30, 2001 totaled $15.4 billion, up $0.8 billion (6%) from $14.6 billion at September 30, 2000. The increase in third quarter 2001 earning assets is primarily due to increases in short-term investments, mortgage loans held for sale and securities, offset by a decrease in commercial loans. The increase in year-to-date average earning assets was primarily due to loan growth in the consumer portfolio. Hibernia has funded the average loan growth for the year through increases in deposits and borrowed funds.

        Loans. Average loans for the third quarter of 2001 of $11.3 billion were down $479.4 million (4%) and $305.2 million (3%) compared to the second quarter of 2001 and third quarter of 2000, respectively. For the first nine months of 2001 compared to the same period in 2000, average loans were up $402.5 million (4%) to $11.7 billion.

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at September 30, 2001, June 30, 2001 and September 30, 2000. Total loans increased $74.6 million (1%) during the third quarter of 2001 compared to June 30, 2001 and decreased $478.0 million (4%) compared to September 30, 2000. In the second quarter of 2001, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio. This transaction further diversified the loan portfolio and reduced short-term borrowings. Excluding the effect of this transaction, total loans would have been unchanged from September 30, 2000. Hibernia’s loan portfolio was also impacted by management strategies to diversify the risk of the commercial portfolio as well as slowing demand for small business loans.

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

        Consumer loans increased $226.7 million (4%) compared to June 30, 2001 and $34.7 million (1%) compared to September 30, 2000. The consumer portfolio growth from the second quarter was primarily driven by growth in residential mortgages and indirect auto loans. The increase from the same period a year ago is due to an increase in the residential mortgage portfolio, offset by the securitization of $305.2 million of variable-rate residential mortgages and the securitization and sale of $592.2 million of indirect auto loans. While Hibernia funded a record $1.2 billion mortgage loans in the third quarter of 2001 compared to $0.5 billion in the same period of 2000, the majority of these loans were fixed rate mortgages and sold with servicing rights retained.

        Small business loans increased $28.6 million (1%) compared to June 30, 2001 and $121.5 million (5%) compared to September 30, 2000. The growth in the small business portfolio compared to the previous quarter was primarily in the services industry and real estate categories. The growth from the same period last year was primarily focused in the commercial and industrial, services industry, real estate and transportation, communications and utilities categories. The growth in the small business portfolio was impacted by slowing demand for loans as a result of a softening economy.

        Commercial loans decreased $180.7 million (6%) compared to June 30, 2001 and $634.2 million (18%) compared to September 30, 2000. The decrease in commercial loans was primarily the result of a strategic decision to increase the granularity of the commercial portfolio and to refine the Company’s approach to participation in shared national credits. This strategy focuses on lending to customers in its markets, particularly those which use other Company services and on retaining a smaller piece of the credit relationship. Shared national credits were down 7% and 31% from the second quarter 2001 and the same period last year, respectively. At September 30, 2001, shared national credits totaled 8.3% of total loans. A shared national credit is one that is shared by three or more banks and aggregates $20 million or more.

============================================================================================================================
TABLE 1 -   COMPOSITION OF LOAN PORTFOLIO
============================================================================================================================
                                                 September 30, 2001         June 30, 2000           September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
($ in millions) ...................                Loans   Percent          Loans   Percent           Loans   Percent
============================================================================================================================
Commercial:
    Commercial and industrial .....          $   1,123.9       9.9%    $  1,209.9      10.7%    $   1,436.1      12.1%
    Services industry .............                662.1       5.8          732.6       6.5           815.7       6.9
    Real estate ...................                392.4       3.5          412.7       3.7           463.8       3.9
    Health care ...................                268.4       2.4          279.7       2.5           302.7       2.6
    Transportation,  communications
       and utilities ..............                160.0       1.4          186.5       1.6           203.0       1.7
    Energy ........................                239.9       2.1          205.3       1.8           240.1       2.0
    Other .........................                 73.9       0.6           74.6       0.7            93.4       0.8
----------------------------------------------------------------------------------------------------------------------------
       Total commercial ...........              2,920.6      25.7        3,101.3      27.5         3,554.8      30.0
----------------------------------------------------------------------------------------------------------------------------
Small Business:
    Commercial and industrial .....                799.3       7.0          806.7       7.1           758.6       6.4
    Services industry .............                626.9       5.5          606.7       5.4           595.3       5.0
    Real estate ...................                428.7       3.8          415.0       3.7           408.0       3.5
    Health care ...................                146.9       1.3          149.6       1.3           140.8       1.2
    Transportation,  communications
       and utilities ..............                109.8       1.0          104.1       0.9            93.3       0.8
    Energy ........................                 34.5       0.3           33.0       0.3            28.1       0.2
    Other .........................                365.2       3.2          367.6       3.3           365.7       3.1
----------------------------------------------------------------------------------------------------------------------------
       Total small business .......              2,511.3      22.1        2,482.7      22.0         2,389.8      20.2
----------------------------------------------------------------------------------------------------------------------------
Consumer:
    Residential mortgages:
       First mortgages ............              2,770.5      24.4        2,654.9      23.5         2,752.2      23.3
       Junior liens ...............                487.0       4.3          457.0       4.0           384.2       3.2
    Indirect ......................              1,541.1      13.6        1,474.8      13.1         1,716.7      14.5
    Revolving credit ..............                490.5       4.3          471.4       4.2           433.6       3.7
    Other .........................                639.8       5.6          644.1       5.7           607.5       5.1
----------------------------------------------------------------------------------------------------------------------------
       Total consumer .............              5,928.9      52.2        5,702.2      50.5         5,894.2      49.8
============================================================================================================================
Total loans .......................          $  11,360.8     100.0%   $  11,286.2     100.0%    $  11,838.8     100.0%
============================================================================================================================

        Securities Available for Sale. Average securities available for sale increased $194.5 million (7%) in the third quarter of 2001 compared to the third quarter of 2000, and were up $135.3 million (5%) for the first nine months of 2001 compared to the same period in 2000. These increases were primarily due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements, as well as changes in unrealized gains (losses) reflecting the changing interest rate environment. The securitization of residential first mortgages in the first and second quarters of 2001 also contributed to these increases. Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

        Securities Held to Maturity. Average securities held to maturity in the third quarter of 2001 totaled $304.5 million, down $81.6 million (21%) from the third quarter of 2000. Average securities held to maturity for the first nine months of 2001 totaled $330.6 million, a decrease of $20.8 million (6%) from the same period in 2000.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest only strip receivable resulting from the securitization of indirect auto loans in the second quarter of 2001, discussed previously. Average short-term investments for the three months ended September 30, 2001 totaled $494.8 million, up $389.8 million (371%) compared to $105.0 million in the third quarter of 2000. The increase in short-term investments from the third quarter of 2000 resulted primarily from increases in federal funds sold and the interest only strip receivable, partially offset by a decreased level of reverse repurchase agreements. The growth of federal funds sold is due to increased levels of cash from the previously mentioned securitization and sale of indirect auto loans in the second quarter of 2001. For the first nine months of 2001 compared to the same period in 2000, average short-term investments increased $128.9 million (95%) to $264.9 million.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the third quarter of 2001 increased $211.0 million (223%) compared to the third quarter of 2000, and increased $175.9 million (212%) for the first nine months of 2001 compared to the same period in 2000. As a result of changes in the interest rate environment, there was an increased demand for fixed-rate mortgages during the quarter and first nine months of 2001 compared to the same periods in 2000. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total managed delinquencies decreased $2.1 million (3%) from September 30, 2000 and increased $6.1 million (10%) from June 30, 2001. Managed accruing loans past due 90 days or more, which are primarily consumer loans, were $7.7 million at September 30, 2001 compared to $6.3 million at September 30, 2000 and $6.9 million at June 30, 2001.

================================================================================================================
TABLE 2 - LOAN DELINQUENCIES
================================================================================================================
                                                       Sept. 30    June 30   March 31    Dec. 31   Sept. 30
($ in millions) ............................               2001       2001       2001       2000       2000
================================================================================================================
Days past due:
    30 to 89 days ...........................          $   52.9   $   49.7   $   58.9   $   69.5   $   62.4
    90 days or more .........................               6.9        6.9        7.6        8.9        6.3
----------------------------------------------------------------------------------------------------------------
        Total delinquencies .................              59.8       56.6       66.5       78.4       68.7
Securitized indirect auto delinquencies .....               6.8        3.9          -          -          -
----------------------------------------------------------------------------------------------------------------
Total managed delinquencies .................          $   66.6   $   60.5   $   66.5   $   78.4   $   68.7
================================================================================================================
Total delinquencies as a percentage of loans:
    Commercial ..............................              0.05%      0.14%      0.31%      0.33%      0.42%
    Small business ..........................              0.44%      0.31%      0.55%      0.63%      0.39%
    Consumer ................................              0.80%      0.79%      0.69%      0.83%      0.75%
    Total held loans ........................              0.53%      0.50%      0.56%      0.65%      0.58%
    Managed consumer ........................              0.84%      0.78%      0.69%      0.83%      0.75%
    Total managed loans .....................              0.56%      0.51%      0.56%      0.65%      0.58%
================================================================================================================

        Managed consumer delinquencies include delinquencies related to indirect auto loans securitized and sold. Total managed delinquencies as a percentage of total managed loans at September 30, 2001 were 0.56%, down from 0.58% a year ago and up from 0.51% at June 30, 2001. Commercial delinquencies decreased from a year ago primarily due to the restructuring of a real estate secured loan. The increase in consumer delinquencies from the prior quarter and a year ago was primarily driven by the indirect auto portfolio.

===========================================================================================================
TABLE 3 - NONPERFORMING ASSETS
===========================================================================================================
                                              Sept. 30     June 30    March 31     Dec. 31    Sept. 30
($ in thousands) ....................             2001        2001        2001        2000        2000
===========================================================================================================
Nonaccrual loans:
    Commercial ......................        $  33,292   $  29,862   $  50,908   $  59,916   $  83,958
    Small business ..................           25,817      21,247      19,393      16,005      16,927
    Consumer ........................           10,737      10,070       7,163       6,034       4,633
-----------------------------------------------------------------------------------------------------------
        Total nonperforming loans ...           69,846      61,179      77,464      81,955     105,518
-----------------------------------------------------------------------------------------------------------
Foreclosed assets ...................            7,217       6,647       4,475       4,267       7,567
Excess bank-owned property ..........            1,076       1,148       2,573       2,586       2,597
-----------------------------------------------------------------------------------------------------------
        Total nonperforming assets ..        $  78,139   $  68,974   $  84,512   $  88,808   $ 115,682
===========================================================================================================
Reserve for loan losses .............        $ 182,203   $ 178,618   $ 180,778   $ 178,253   $ 162,704
Nonperforming loan ratio:
    Commercial loans ................             1.14%       0.96%       1.54%       1.71%       2.36%
    Small business loans ............             1.03%       0.86%       0.80%       0.67%       0.71%
    Consumer loans ..................             0.18%       0.18%       0.12%       0.10%       0.08%
    Total loans .....................             0.61%       0.54%       0.65%       0.68%       0.89%
Nonperforming asset ratio ...........             0.69%       0.61%       0.71%       0.73%       0.98%
Reserve for loan losses as a
    percentage of nonperforming loans           260.86%     291.96%     233.37%     217.50%     154.20%
===========================================================================================================

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $69.8 million at September 30, 2001, down from $105.5 million at September 30, 2000 and up from $61.2 million at June 30, 2001. The decline from a year ago was primarily due to charge offs, sales and payments on commercial nonaccrual loans. The increase from the prior quarter was primarily driven by nonaccrual loans in the commercial and small business loan portfolios. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $7.2 million at September 30, 2001, down $0.4 million from a year earlier, and up $0.6 million from June 30, 2001. Excess bank-owned property at September 30, 2001 was down $1.5 million from September 30, 2000, and $0.1 million from June 30, 2001.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At September 30, 2001 the Company’s nonperforming asset ratio was 0.69% down from 0.98% at September 30, 2000 and up from 0.61% at June 30, 2001.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

        At September 30, 2001 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $59.1 million. The related portion of the reserve for loan losses was $11.1 million. The comparable amounts at September 30, 2000 were $100.9 million and $26.4 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $37.8 million were added to nonperforming loans during the third quarter of 2001, up from $27.6 million in the prior quarter. These inflows were primarily in the commercial loan portfolio. This increase was partially offset by sales, charge-offs and payments which reduced nonperforming loans by $27.6 million. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

======================================================================================================
TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY
======================================================================================================
                                                     2001                            2000
------------------------------------------------------------------------------------------------------
                                        Third       Second        First       Fourth        Third
($ in thousands) ...........          Quarter      Quarter      Quarter      Quarter      Quarter
======================================================================================================
Nonperforming loans
    at beginning of period .        $  61,179    $  77,464    $  81,955    $ 105,518    $  95,160
Additions ..................           37,780       27,643       29,285       42,305       36,062
Charge-offs, gross .........          (10,812)     (12,560)      (7,461)     (46,703)     (10,673)
Transfer to OREO ...........           (1,112)      (2,911)        (549)        (460)      (1,889)
Returns to performing status             (368)        (245)        (419)        (508)      (3,893)
Payments ...................           (6,493)      (9,693)      (5,877)      (5,714)      (9,102)
Sales ......................          (10,328)     (18,519)     (19,470)     (12,483)        (147)
------------------------------------------------------------------------------------------------------
Nonperforming loans
    at end of period .......        $  69,846    $  61,179    $  77,464    $  81,955    $ 105,518
======================================================================================================

        In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming or past due 90 days and still accruing totaled $67.0 million at September 30, 2001.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $23.0 million provision for loan losses in the third quarter of 2001 compared to $17.4 million in the third quarter of 2000, and $27.0 million in the prior quarter. The provision for loan losses for the quarter exceeded net charge-offs by $3.6 million and reflected management’s commitment to continue to strengthen reserves in view of current economic trends.

        Net charge-offs totaled $19.4 million in the third quarter of 2001 compared to $17.5 million in the third quarter of 2000 and $22.0 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.69% in the third quarter of 2001, up from 0.60% in the third quarter of 2000, and down from 0.74% in the second quarter of 2001. Commercial net charge-offs decreased to $6.5 million in the third quarter of 2001 from $9.2 million in the same period of 2000, and $10.0 million in the second quarter of 2001. The third quarter of 2001 included a net recovery of $2.3 million arising from the sale of a nonperforming commercial loan. Net charge-offs of $4.4 million in the small business portfolio for the third quarter of 2001 increased from $2.9 million in the third quarter of 2000, and decreased from $4.5 million in the second quarter of 2001. Consumer net charge-offs increased to $8.5 million in the third quarter of 2001, up from $5.4 million in the third quarter of 2000 and $7.4 million in the prior quarter. The increases in consumer net charge-offs from the prior year and the prior quarter were primarily driven by increases in the indirect automobile lending portfolio and the unsecured term and revolving loan portfolios.

        The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves (based on historical loss factors) and an unallocated reserve for exposures arising from factors which are not addressed by the general and specific reserves.

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

        There were no significant changes in the composition of the loan portfolio from the third quarter of 2000 except for the previously discussed decrease in the commercial portfolio and securitization and sales in the consumer portfolio, particularly in indirect loans and residential mortgages. The Company continued to focus on managing its problem loans in the third quarter of 2001. The reserve coverage of total loans at September 30, 2001 increased from the prior quarter and from a year ago resulting from management’s actions to build the reserve. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating system and based on consistent application of the Company’s reserve methodology.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

================================================================================================================
TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY
================================================================================================================
                                                               2001                             2000
----------------------------------------------------------------------------------------------------------------
                                                  Third       Second        First       Fourth        Third
($ in thousands) .....................          Quarter      Quarter      Quarter      Quarter      Quarter
================================================================================================================
Balance at beginning of period .......        $ 178,618    $ 180,778    $ 178,253    $ 162,704    $ 162,757
Loans charged off:
    Commercial .......................           (9,242)     (10,767)      (5,797)     (45,050)      (9,285)
    Small business ...................           (5,608)      (5,456)      (5,563)      (4,551)      (3,665)
    Consumer .........................          (10,793)      (9,502)      (9,682)      (8,778)      (7,608)
Recoveries:
    Commercial .......................            2,706          735        2,424        1,098          103
    Small business ...................            1,229          916        1,220        1,029          791
    Consumer .........................            2,293        2,082        2,046        1,801        2,213
----------------------------------------------------------------------------------------------------------------
Net loans charged off ................          (19,415)     (21,992)     (15,352)     (54,451)     (17,451)
Provision for loan losses ............           23,000       27,000       18,000       70,000       17,400
Additions due to purchase transactions                -            -            -            -           (2)
Transfer due to securitizations ......                -       (7,168)        (123)           -            -
----------------------------------------------------------------------------------------------------------------
Balance at end of period .............        $ 182,203    $ 178,618    $ 180,778    $ 178,253    $ 162,704
================================================================================================================
Reserve for loan losses
    as a percentage of loans .........             1.60%        1.58%        1.52%        1.47%       1.37%
Annualized net charge-offs as a
    percentage of average loans:
        Commercial ...................             0.88%        1.25%        0.39%        4.98%       1.05%
        Small business ...............             0.70%        0.74%        0.72%        0.59%       0.48%
        Consumer .....................             0.58%        0.48%        0.49%        0.46%       0.38%
        Total loans ..................             0.69%        0.74%        0.51%        1.82%       0.60%
================================================================================================================

        The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to each of the portfolios increased modestly from the prior quarter, but were in line with a year ago. The unallocated reserves decreased during the quarter, but were higher than a year ago reflecting the higher level of provisioning as the Company continues to strengthen reserves in view of current economic trends and indications of credit deterioration in the small business and consumer portfolio. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio.

        The reserve coverage of annualized net charge-offs was 235% during the third quarter of 2001 compared to 203% in the second quarter of 2001 and 233% in the third quarter of 2000. The change from the second quarter of 2001 was primarily due to a higher level of net charge-offs during the second quarter 2001. The reserve for loan losses is established to provide for probable losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        The reserve for loan losses totaled $182.2 million, or 1.60% of total loans at September 30, 2001, compared to $162.7 million, or 1.37% of total loans at September 30, 2000 and $178.6 million, or 1.58% of total loans at June 30, 2001. The reserve for loan losses as a percentage of nonperforming loans was 261% at September 30, 2001, compared to 154% at September 30, 2000 and 292% at June 30, 2001. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, current risk management strategies, economic conditions and market trends. The company continues to assess the adequacy of the reserve for loan losses in light of recent terrorist activities and their impact on an already weakening economy.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $12.8 billion in the third quarter of 2001, a $519.6 million (4%) increase from the third quarter of 2000. For the first nine months of 2001 compared to the same period in 2000, average deposits increased $508.9 million (4%) to $12.6 billion. Table 6 presents the composition of average deposits for the periods presented.

==========================================================================================================================
TABLE 6 - DEPOSIT COMPOSITION
==========================================================================================================================
                                           Third Quarter 2001         Second Quarter 2001         Third Quarter 2000
--------------------------------------------------------------------------------------------------------------------------
                                           Average       %of           Average       %of          Average       %of
($ in millions) ...............           Balances    Deposits        Balances    Deposits       Balances    Deposits
==========================================================================================================================
Noninterest-bearing ...........         $  2,232.0      17.4%       $  2,170.6      17.2%      $  2,112.9      17.2%
NOW accounts ..................              360.5       2.8             340.6       2.7            307.7       2.5
Money market deposit accounts .            2,299.1      18.0           2,251.9      17.9          2,155.4      17.6
Savings accounts ..............            2,645.5      20.7           2,450.0      19.5          2,147.9      17.5
Other consumer time deposits ..            2,742.1      21.4           2,844.7      22.6          2,972.1      24.2
--------------------------------------------------------------------------------------------------------------------------
    Total core deposits .......           10,279.2      80.3          10,057.8      79.9          9,696.0      79.0
--------------------------------------------------------------------------------------------------------------------------
Public fund certificates of
    deposit of $100,000 or more              827.0       6.5             857.4       6.8            933.1       7.6
Certificates of deposit of
    $100,000 or more ..........            1,078.5       8.4           1,083.0       8.6          1,188.2       9.7
Foreign time deposits .........              608.2       4.8             588.1       4.7            456.0       3.7
--------------------------------------------------------------------------------------------------------------------------
    Total deposits ............         $ 12,792.9     100.0%       $ 12,586.3     100.0%      $ 12,273.3     100.0%
==========================================================================================================================

        Average core deposits totaled $10.3 billion in the third quarter of 2001, a $583.2 million (6%) increase from the third quarter of 2000. Average noninterest-bearing deposits grew $119.1 million and average savings deposits increased $497.6 million in the third quarter of 2001 compared to the third quarter of 2000. NOW account average balances were up $52.8 million and average money market deposit accounts were up $143.7 million in the third quarter of 2001 compared to the third quarter of 2000. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $228.6 million and average money market deposit accounts were down $32.1 million. Average consumer time deposits decreased $230.0 million in the third quarter of 2001 compared to the third quarter of 2000. The decrease in consumer time deposits was primarily due to the rate environment and the movement of longer-term deposit funds into more liquid deposit products as the volatility of the market has increased. The net increases in average core deposits were primarily due to internal growth as a result of Hibernia’s emphasis on attracting new deposits and expanding current banking relationships. A marketing campaign launched in January 2001 focused on Tower GoldSM Super Savings, Tower Advantage Checking and OnePrice Business CheckingSM, and fueled the growth in these deposit products.

        Average noncore deposits were down $63.6 million from the third quarter of 2000 to $2.5 billion or 20% of total deposits. Average large denomination certificates of deposit decreased $215.8 million compared to the third quarter of 2000 as a result of competitive pricing in the market. Average foreign time deposits increased $152.2 million due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

        Total deposits at September 30, 2001 were $12.9 billion, up $712.7 million (6%) from September 30, 2000.

BORROWINGS

        Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and Federal Home Loan Bank advances) decreased $301.4 million (14%) to $1.8 billion for the third quarter of 2001 compared to the third quarter of 2000. For the first nine months of 2001 compared to the first nine months of 2000, average borrowings increased $129.3 million (6%) to $2.2 billion. Borrowings at September 30, 2001 totaled $2.1 billion, down $0.5 billion (19%) from $2.6 billion at September 30, 2000. This decrease in borrowings reflects the reduction of federal funds purchased in June 2001 resulting from proceeds of $570.0 million from the securitization and sale of a portion of the indirect auto loan portfolio, discussed earlier.

        Average Federal Home Loan Bank (FHLB) advances for the third quarter of 2001 totaled $1.1 billion, up from $812.8 million in the third quarter of 2000. During the third quarter of 2000 and the first quarter of 2001, FHLB advances totaling $100 million and $200 million, respectively, reached maturity. Replacement funding consisted of a $300 million FHLB advance obtained in the third quarter of 2000 and an additional $300 million FHLB advance obtained in the first quarter of 2001, each bearing quarterly adjustable rates. The FHLB may demand payment of $400 million in callable advances at quarterly intervals, of which $200 million is not callable before December 2001 and $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

        Of the $1.1 billion in FHLB advances outstanding at September 30, 2001, $640 million accrue interest at variable rates. Hibernia instituted partial hedges against the effect of rising interest rates on its variable rate debt by entering into interest rate swap agreements in the first and second quarters of 2001 whereby Hibernia will receive quarterly variable rate (LIBOR) payments and pay a fixed rate on a notional amount of $600 million. The fair value of these interest rate swap agreements totaled a negative $18.9 million at September 30, 2001, and is recorded on the balance sheet, with the corresponding offset recorded in other comprehensive income. Net settlements on the swap agreement are accrued monthly, effectively converting $600 million of FHLB advances from a variable rate to a fixed rate. The Company’s reliance on borrowings continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

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

        Hibernia’s policy objective is to limit the change in after-tax net interest income, from immediate and sustained change in interest rates of 200 basis points compared to a flat rate scenario, to 15% of projected 12-month net income. Based on the results of the simulation models at September 30, 2001, the Company would expect an increase in after-tax net interest income of $7.3 million in the event of an immediate and sustained 200-basis point parallel interest rate increase, and a decrease in after-tax net interest income of $12.5 million in the event of an immediate and sustained 200-basis point parallel interest rate decrease. Results of both scenarios are within the limits of Hibernia’s policy objective. In addition, the Company projects an increase in after-tax net interest income of $1.1 million and an increase of $10.1 million if interest rates gradually increase or decrease, respectively, by 100 basis points over the next year.

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

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $229.4 million and an estimated negative fair value of $4.0 million were designated as fair value hedges at September 30, 2001. The related hedged mortgage loans held for sale had a principal balance of $229.4 million and were increased by a positive change in fair value of $4.0 million at September 30, 2001, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At September 30, 2001 interest rate lock commitments had a notional amount of $362.0 million with a positive fair value of $2.8 million. The related forward sales contracts had a notional amount of $362.0 million and a negative fair value of $2.3 million at September 30, 2001.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.4 billion at September 30, 2001, with positive fair values of $27.3 million and negative fair values of $24.3 million.

        Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $10.7 million at September 30, 2001, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $600 million. The fair value of derivative financial instruments designated as cash flow hedges totaled a negative $18.9 million at September 30, 2001.

RESULTS OF OPERATIONS:

NET INTEREST INCOME

        Taxable-equivalent net interest income for the third quarter of 2001 totaled $168.0 million, an $11.4 million (7%) increase from the third quarter of 2000. Taxable-equivalent net interest income for the first nine months of 2001 totaled $499.6 million, a $35.2 million (8%) increase from the first nine months of 2000.

        The increases in net interest income for the third quarter and first nine months of 2001 over the comparable periods in 2000 were largely the result of the growth in interest-earning assets and a decrease in the interest paid on interest-bearing liabilities due to the declining rates. Contributing to the decrease in interest-bearing liabilities was a decrease in federal funds purchased, which were down $678.0 million (89%) and $231.9 million (34%) in the third-quarter and first nine months of 2001, respectively, compared to the same periods in 2000.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

=====================================================================================================
TABLE 7 - INTEREST-EARNING ASSET COMPOSITION
=====================================================================================================
                                                         2001                        2000
-----------------------------------------------------------------------------------------------------
                                              Third     Second      First     Fourth      Third
(Percentage of average balances)            Quarter    Quarter    Quarter    Quarter    Quarter
=====================================================================================================
Commercial loans ................              19.5%      21.0%      21.9%      23.2%      23.4%
Small business loans ............              16.3       15.9       15.4       15.7       16.1
Consumer loans ..................              38.2       39.9       40.3       40.0       38.5
-----------------------------------------------------------------------------------------------------
    Total loans .................              74.0       76.8       77.6       78.9       78.0
-----------------------------------------------------------------------------------------------------
Securities available for sale ...              18.8       18.2       17.9       17.6       18.1
Securities held to maturity .....               2.0        2.2        2.3        2.4        2.6
-----------------------------------------------------------------------------------------------------
    Total securities ............              20.8       20.4       20.2       20.0       20.7
-----------------------------------------------------------------------------------------------------
Short-term investments ..........               3.2        0.9        1.1        0.3        0.7
Mortgage loans held for sale ....               2.0        1.9        1.1        0.8        0.6
-----------------------------------------------------------------------------------------------------
    Total interest-earning assets             100.0%     100.0%     100.0%     100.0%     100.0%
=====================================================================================================

         Table 8 details the net interest margin for the most recent five quarters.

=====================================================================================================
TABLE 8  -   NET INTEREST MARGIN   (taxable-equivalent)
=====================================================================================================
                                                       2001                          2000
-----------------------------------------------------------------------------------------------------
                                           Third      Second       First      Fourth       Third
                                         Quarter     Quarter     Quarter     Quarter     Quarter
=====================================================================================================
Yield on earning assets ............        7.42%       7.88%       8.21%       8.41%       8.42%
Rate on interest-bearing liabilities        3.78        4.23        4.89        5.21        5.14
-----------------------------------------------------------------------------------------------------
    Net interest spread ............        3.64        3.65        3.32        3.20        3.28
Contribution of
    noninterest-bearing funds ......        0.73        0.79        0.85        0.91        0.91
-----------------------------------------------------------------------------------------------------
    Net interest margin ............        4.37%       4.44%       4.17%       4.11%       4.19%
-----------------------------------------------------------------------------------------------------
Noninterest-bearing funds
    supporting earning assets ......       19.20%      18.57%      17.35%      17.58%      17.65%
=====================================================================================================

        The net interest margin was 4.37% for the third quarter of 2001, up 18 basis points from the third quarter of 2000 and down 7 basis points from the second quarter of 2001. The increase in the net interest margin from the third quarter of 2000 reflects the Company’s net liability sensitive balance sheet position and the steepening yield curve. Rate cuts by the Federal Reserve caused the yield on average interest earning assets to decline 100 basis points while the rate on average interest bearing liabilities declined 136 basis points for the third quarter of 2001 compared to the third quarter of 2000. The decrease in the net interest margin from the second quarter of 2001 is due to a decrease in loans, primarily caused by the indirect auto securitization in June 2001, and the related increase in lower-yield short-term investments.

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 2001 and the second quarter of 2001 and between the third quarter of 2001 and the third quarter of 2000.

==========================================================================================================================
TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)
==========================================================================================================================
                                                                  Third Quarter 2001 Compared to:
--------------------------------------------------------------------------------------------------------------------------
                                                        Second Quarter 2001                 Third Quarter 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                 Increase (Decrease) Due to Change In:
--------------------------------------------------------------------------------------------------------------------------
($ in thousands) ..........................       Volume        Rate       Total      Volume        Rate       Total
==========================================================================================================================
Taxable-equivalent
    interest earned on:
     Commercial loans .....................     $ (4,253)   $ (4,391)   $ (8,644)   $(10,692)   $(18,265)   $(28,957)
     Small business loans .................        1,048      (2,510)     (1,462)      2,332      (5,435)     (3,103)
     Consumer loans .......................       (6,075)     (2,793)     (8,868)      2,227      (3,398)     (1,171)
--------------------------------------------------------------------------------------------------------------------------
         Loans ............................       (9,280)     (9,694)    (18,974)     (6,133)    (27,098)    (33,231)
--------------------------------------------------------------------------------------------------------------------------
     Securities available for sale ........        1,387      (1,482)        (95)      3,100      (3,965)       (865)
     Securities held to maturity ..........         (416)        (37)       (453)     (1,234)       (188)     (1,422)
--------------------------------------------------------------------------------------------------------------------------
         Securities .......................          971      (1,519)       (548)      1,866      (4,153)     (2,287)
--------------------------------------------------------------------------------------------------------------------------
     Short-term investments ...............        3,341        (156)      3,185       3,944      (1,212)      2,732
     Mortgage loans held for sale .........          112         (18)         94       3,578        (356)      3,222
--------------------------------------------------------------------------------------------------------------------------
           Total ..........................       (4,856)    (11,387)    (16,243)      3,255     (32,819)    (29,564)
--------------------------------------------------------------------------------------------------------------------------
Interest paid on:
     NOW accounts .........................          121          86         207         450      (1,212)       (762)
     Money market
         deposit accounts .................          265        (876)       (611)      1,045      (5,436)     (4,391)
     Savings accounts .....................        1,616      (3,669)     (2,053)      4,953     (10,526)     (5,573)
     Other consumer time deposits .........       (1,350)     (1,784)     (3,134)     (3,066)     (3,072)     (6,138)
     Public fund certificates of
         deposit of $100,000 or more ......         (377)     (1,930)     (2,307)     (1,545)     (4,644)     (6,189)
     Certificates of deposit
         of $100,000 or more ..............          (65)       (700)       (765)     (1,622)     (1,741)     (3,363)
     Foreign deposits .....................          194      (1,106)       (912)      1,889      (4,024)     (2,135)
     Federal funds purchased ..............       (2,597)       (722)     (3,319)     (7,819)     (4,139)    (11,958)
     Repurchase agreements ................          (24)     (1,080)     (1,104)        654      (4,203)     (3,549)
     Federal Home Loan Bank advances ......           (3)        (19)        (22)      4,366      (1,237)      3,129
--------------------------------------------------------------------------------------------------------------------------
           Total ..........................       (2,220)    (11,800)    (14,020)       (695)    (40,234)    (40,929)
==========================================================================================================================
Taxable-equivalent
     net interest income ..................     $ (2,636)   $    413    $ (2,223)   $  3,950    $  7,415    $ 11,365
==========================================================================================================================
----------
(1)  Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

        The analysis of Consolidated Average Balances, Interest and Rates on pages *** and *** of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended September 30, 2001, June 30, 2001 and September 30, 2000 and the first nine months of 2001 and 2000.

===================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===================================================================================================================================
Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)                                   Third Quarter 2001                      Second Quarter 2001
-----------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average                                Average
interest $ in thousands)                                  Balance     Interest     Rate          Balance     Interest     Rate
===================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $   2,987.2    $  51,730     6.88%     $   3,222.9    $  60,374     7.51%
    Small business loans ..........................       2,494.8       54,491     8.67          2,448.3       55,953     9.17
    Consumer loans ................................       5,847.0      121,524     8.26          6,137.2      130,392     8.52
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................      11,329.0      227,745     7.98         11,808.4      246,719     8.38
-----------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................       2,885.7       43,776     6.07          2,795.9       43,871     6.28
    Securities held to maturity ...................         304.5        4,582     6.02            332.0        5,035     6.07
-----------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................       3,190.2       48,358     6.06          3,127.9       48,906     6.26
-----------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................         494.8        4,554     3.65            133.4        1,369     4.12
    Mortgage loans held for sale ..................         305.8        5,117     6.70            299.1        5,023     6.72
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............      15,319.8    $ 285,774     7.42%        15,368.8    $ 302,017     7.88%
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................        (181.2)                                (180.4)
Noninterest-earning assets:
    Cash and due from banks .......................         505.0                                  493.3
    Other assets ..................................         787.0                                  766.3
-----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........       1,292.0                                1,259.6
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................   $  16,430.6                            $  16,448.0
===================================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $     360.5    $   2,205     2.43%     $     340.6    $   1,998     2.35%
        Money market deposit accounts .............       2,299.1       12,190     2.10          2,251.9       12,801     2.28
        Savings accounts ..........................       2,645.5       19,356     2.90          2,450.0       21,409     3.50
        Other consumer time deposits ..............       2,742.1       35,072     5.07          2,844.7       38,206     5.39
        Public fund certificates of deposit
            of $100,000 or more ...................         827.0        8,664     4.16            857.4       10,971     5.13
        Certificates of deposit of $100,000 or more       1,078.5       15,095     5.55          1,083.0       15,860     5.87
        Foreign time deposits .....................         608.2        4,909     3.20            588.1        5,821     3.97
-----------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......      10,560.9       97,491     3.66         10,415.7      107,066     4.12
-----------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................          83.9          739     3.49            362.0        4,058     4.50
        Repurchase agreements .....................         590.5        4,781     3.21            593.0        5,885     3.98
    Federal Home Loan Bank advances ...............       1,143.3       14,792     5.13          1,143.5       14,814     5.20
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........      12,378.6    $ 117,803     3.78%        12,514.2    $ 131,823     4.23%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       2,232.0                                2,170.6
    Other liabilities .............................         223.3                                  212.0
-----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       2,455.3                                2,382.6
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................       1,596.7                                1,551.2
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $  16,430.6                            $  16,448.0
===================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                3.64%                                  3.65%
Cost of funds supporting interest-earning assets ..                                3.05%                                  3.44%
Net interest income/margin ........................                  $ 167,971     4.37%                    $ 170,194     4.44%
===================================================================================================================================
----------
(1)   Based on the statutory income tax rate of 35%.
(2)   Yield computations include nonaccrual loans in loans outstanding.

===================================================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===================================================================================================================================
Hibernia Corporation and Subsidiaries                                                                  Nine Months Ended
Taxable-equivalent basis (1)                                   Third Quarter 2000                      September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average                                Average
interest $ in thousands)                                  Balance     Interest     Rate          Balance     Interest     Rate
===================================================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $   3,497.7    $  80,687     9.18%     $   3,208.6    $ 183,140     7.63%
    Small business loans ..........................       2,394.9       57,594     9.57          2,450.0      167,174     9.13
    Consumer loans ................................       5,741.6      122,695     8.51          6,088.6      386,058     8.47
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans (2) ...........................      11,634.2      260,976     8.93         11,747.2      736,372     8.38
-----------------------------------------------------------------------------------------------------------------------------------
    Securities available for sale .................       2,691.2       44,641     6.63          2,826.9      131,727     6.21
    Securities held to maturity ...................         386.1        6,004     6.22            330.6       15,117     6.10
-----------------------------------------------------------------------------------------------------------------------------------
        Total securities ..........................       3,077.3       50,645     6.58          3,157.5      146,844     6.20
-----------------------------------------------------------------------------------------------------------------------------------
    Short-term investments ........................         105.0        1,822     6.90            264.9        8,251     4.16
    Mortgage loans held for sale ..................          94.8        1,895     8.00            258.8       13,063     6.73
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets .............      14,911.3    $ 315,338     8.42%        15,428.4    $ 904,530     7.83%
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................        (166.0)                                (180.2)
Noninterest-earning assets:
    Cash and due from banks .......................         482.6                                  506.6
    Other assets ..................................         792.0                                  772.7
-----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........       1,274.6                                1,279.3
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets ..............................   $  16,019.9                            $  16,527.5
===================================================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $     307.7    $   2,967     3.84%     $     351.9    $   7,055     2.68%
        Money market deposit accounts .............       2,155.4       16,581     3.06          2,274.9       40,624     2.39
        Savings accounts ..........................       2,147.9       24,929     4.62          2,454.0       64,685     3.52
        Other consumer time deposits ..............       2,972.1       41,210     5.52          2,828.3      113,540     5.37
        Public fund certificates of deposit
            of $100,000 or more ...................         933.1       14,853     6.33            841.6       32,158     5.11
        Certificates of deposit of $100,000 or more       1,188.2       18,458     6.18          1,088.9       47,906     5.88
        Foreign time deposits .....................         456.0        7,044     6.14            582.9       17,912     4.11
-----------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......      10,160.4      126,042     4.94         10,422.5      323,880     4.15
-----------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................         761.9       12,697     6.63            445.4       17,398     5.22
        Repurchase agreements .....................         544.4        8,330     6.09            587.6       18,140     4.13
    Federal Home Loan Bank advances ...............         812.8       11,663     5.71          1,137.6       45,544     5.35
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........      12,279.5    $ 158,732     5.14%        12,593.1    $ 404,962     4.30%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       2,112.9                                2,164.3
    Other liabilities .............................         189.5                                  219.6
-----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       2,302.4                                2,383.9
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ........................       1,438.0                                1,550.5
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $  16,019.9                            $  16,527.5
===================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                3.28%                                  3.53%
Cost of funds supporting interest-earning assets ..                                4.23%                                  3.51%
Net interest income/margin ........................                  $ 156,606     4.19%                    $ 499,568     4.32%
===================================================================================================================================
----------
(1)   Based on the statutory income tax rate of 35%.
(2)   Yield computations include nonaccrual loans in loans outstanding.

===================================================================================================
CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES
===================================================================================================
Hibernia Corporation and Subsidiaries                             Nine Months Ended
Taxable-equivalent basis (1)                                     September 30, 2000
---------------------------------------------------------------------------------------------------
(Average balances $ in millions,                          Average
interest $ in thousands)                                  Balance     Interest    Rate
===================================================================================================
ASSETS
Interest-earning assets:
    Commercial loans ..............................   $   3,600.3     $ 239,978     8.90%
    Small business loans ..........................       2,368.6       165,736     9.35
    Consumer loans ................................       5,375.8       339,410     8.43
---------------------------------------------------------------------------------------------------
        Total loans (2) ...........................      11,344.7       745,124     8.77
---------------------------------------------------------------------------------------------------
    Securities available for sale .................       2,691.6       134,595     6.67
    Securities held to maturity ...................         351.4        16,317     6.19
---------------------------------------------------------------------------------------------------
        Total securities ..........................       3,043.0       150,912     6.61
---------------------------------------------------------------------------------------------------
    Short-term investments ........................         136.0         6,329     6.21
    Mortgage loans held for sale ..................          82.9         4,815     7.74
---------------------------------------------------------------------------------------------------
        Total interest-earning assets .............      14,606.6     $ 907,180     8.29%
---------------------------------------------------------------------------------------------------
Reserve for loan losses ...........................        (163.0)
Noninterest-earning assets:
    Cash and due from banks .......................         491.5
    Other assets ..................................         765.2
---------------------------------------------------------------------------------------------------
        Total noninterest-earning assets ..........       1,256.7
---------------------------------------------------------------------------------------------------
        Total assets ..............................   $  15,700.3
===================================================================================================
LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing deposits:
        NOW accounts ..............................   $     302.9     $   8,491     3.74%
        Money market deposit accounts .............       2,161.3        46,235     2.86
        Savings accounts ..........................       2,095.2       115,996     4.50
        Other consumer time deposits ..............       2,934.6        74,787     5.28
        Public fund certificates of deposit
            of $100,000 or more ...................         980.5        43,873     5.98
        Certificates of deposit of $100,000 or more       1,140.0        50,545     5.92
        Foreign time deposits .....................         381.3        16,641     5.83
---------------------------------------------------------------------------------------------------
            Total interest-bearing deposits .......       9,995.8       352,316     4.71
---------------------------------------------------------------------------------------------------
    Short-term borrowings:
        Federal funds purchased ...................         677.3        32,059     6.32
        Repurchase agreements .....................         530.1        22,755     5.73
    Federal Home Loan Bank advances ...............         833.9        35,643     5.71
---------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities ........      12,037.1     $ 442,733     4.91%
---------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       2,082.1
    Other liabilities .............................         176.3
---------------------------------------------------------------------------------------------------
        Total noninterest-bearing liabilities .....       2,258.4
---------------------------------------------------------------------------------------------------
Total shareholders' equity ........................       1,404.8
---------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity    $  15,700.3
===================================================================================================
SPREAD AND NET YIELD
Interest rate spread ..............................                                 3.38%
Cost of funds supporting interest-earning assets ..                                 4.05%
Net interest income/margin ........................                   $ 464,407     4.24%
===================================================================================================
------------
(1)  Based on the statutory income tax rate of 35%.
(2)  Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the third quarter of 2001 was up $16.8 million (26%) to $81.0 million compared to the same period of 2000. For the first nine months of 2001 compared to the same period in 2000, noninterest income was up $49.7 million (27%). Excluding securities transactions, noninterest income increased $55.4 million (30%) to $241.2 million in the first nine months of 2001 compared to the same period in 2000. The purchased companies accounted for approximately 20% of this increase. Included in noninterest income for 2001 is a $10.4 million net gain from the securitization and sale of a portion of the Company’s indirect auto loan portfolio. The major categories of noninterest income for the three months and nine months ended September 30, 2001 and 2000 are presented in Table 10.

===================================================================================================================================
TABLE 10  -  NONINTEREST INCOME
===================================================================================================================================
                                                                Three Months Ended                Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Percentage                        Percentage
                                                               Sept. 30    Sept. 30   Increase  Sept. 30     Sept. 30   Increase
($ in thousands) ............................................      2001        2000  (Decrease)     2001         2000  (Decrease)
===================================================================================================================================
Service charges on deposits ................................. $  28,666   $  26,296       9%   $  84,885    $  75,563      12%
Retail investment service fees ..............................     6,758       6,922      (2)      20,459       22,304      (8)
Trust fees ..................................................     6,402       6,369       1       19,779       20,272      (2)
Mortgage loan origination and servicing fees ................     7,568       5,762      31       21,087       16,735      26
Investment banking ..........................................     2,692       2,420      11        9,995        6,021      66
Insurance ...................................................     3,362       3,033      11       10,362        4,159     149
Other service, collection and
        exchange charges:
    ATM fees ................................................     3,712       3,372      10       10,961        9,897      11
    Debit/credit card fees ..................................     4,483       3,711      21       12,836       10,581      21
    Other ...................................................     5,332       3,513      52       14,026       10,647      32
-----------------------------------------------------------------------------------------------------------------------------------
         Total other service, collection and exchange charges    13,527      10,596      28       37,823       31,125      22
-----------------------------------------------------------------------------------------------------------------------------------
Other operating income:
    Gain on sales of mortgage loans .........................     6,602         652     913       12,270        2,940     317
    Gain on indirect auto loan securitization ...............         -           -       -       11,417            -       -
    Mortgage loan derivative income .........................       100           -       -          489            -       -
    Derivative income from interest rate contracts ..........     1,102           -       -        2,556            -       -
    Other income ............................................     4,233       2,165      96       10,062        6,677      51
-----------------------------------------------------------------------------------------------------------------------------------
         Total other operating income .......................    12,037       2,817     327       36,794        9,617     283
-----------------------------------------------------------------------------------------------------------------------------------
Securities gains (losses), net ..............................        23          11    (109)      (9,345)      (3,690)   (153)
-----------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income ........................... $  81,035   $  64,226      26%   $ 231,839    $ 182,106      27%
===================================================================================================================================

        Service charges on deposits increased $2.4 million (9%) for the third quarter of 2001 and $9.3 million (12%) for the first nine months of 2001 over comparable periods in 2000. This change was primarily the result of growth in transaction-based fees. Commercial account analysis fees also grew due to an increase in the number of accounts and an increased number of products and services offered.

        Retail investment service fees decreased $0.2 million (2%) in the third quarter of 2001 and $1.8 million (8%) for the first nine months of 2001 over comparable periods in 2000. The decrease was primarily due to market conditions which resulted in a reduction in the volume of sales of financial products and services, particularly mutual funds, variable annuities and discount brokerage services.

        Mortgage loan origination and servicing fees increased $1.8 million (31%) in the third quarter and $4.4 million (26%) in the first nine months of 2001 compared to the same periods in 2000. The increase in mortgage fees resulted primarily from favorable interest rates during 2001 and the Company’s continued emphasis on mortgage banking. The volume of mortgage loans serviced increased to $8.2 billion at September 30, 2001 compared to $6.3 billion at September 30, 2000. In the third quarter of 2001, Hibernia funded a record $1.2 billion in residential first mortgages.

        The merger with Southcoast Capital, L.L.C., was completed on April 1, 2000, initiating the Company’s entry into the full-service investment banking business. Investment banking fees increased $0.3 million (11%) in the third quarter and $4.0 million (66%) in the first nine months of 2001 compared to the same periods in 2000.

        Insurance increased $0.3 million (11%) in the third quarter and $6.2 million (149%) in the first nine months of 2001 compared to the same periods in 2000. The purchase of The Rosenthal Agency, Louisiana’s largest independent insurance broker, consummated on July 6, 2000, significantly expanded Hibernia’s insurance capabilities.

        Other service, collection and exchange charges were up $2.9 million (28%) in the third quarter and $6.7 million (22%) in the first nine months of 2001 compared to the same periods in 2000. ATM fees increased $0.3 million in the third quarter and $1.1 million in the first nine months of 2001 over the comparable periods in 2000 due to the continued growth of the ATM network and expansion of ATM services. Fees generated by Hibernia’s CheckmateSM debit card and Capital AccessSM credit card for small businesses led to an increase in debit/credit card fees of $0.8 million in the third quarter and $2.3 million in the first nine months of 2001 compared to the same periods in 2000. Servicing fees associated with the indirect auto loan securitization, a new source of income added in the second quarter of 2001, added $1.4 million and $1.8 million to noninterest income in the third quarter and first nine months of 2001, respectively.

        Other operating income increased $9.2 million (327%) in the third quarter and $27.2 million (283%) in the first nine months of 2001 compared to the same periods in 2000. Income from the indirect loan securitization added $1.2 million to other operating income in the third quarter of 2001. Gains on sales of mortgage loans increased $6.0 million in the third quarter and $9.3 million in the first nine months of 2001 compared to the same periods in 2000. These increases were primarily due to the lower interest rate environment, resulting in an increase in fixed-rate loans, which are generally sold. The gain on the indirect auto loan securitization in the second quarter of 2001 added $11.4 million to other income. This gain was partially offset by a loss of $1.0 million on an interest rate swap entered into to lock in the gain on the transaction. On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the adoption of SFAS No. 133 (as amended), $0.6 million was recognized in noninterest income due to the cumulative effect of the accounting change. The after-tax cumulative effect of the change in accounting of $0.4 million was considered immaterial and therefore is not separately presented in the Consolidated Income Statements. For the third quarter and the first nine months of 2001, derivative income associated with mortgage loans held for sale, foreign exchange contracts and interest rate contracts added $1.2 million and $3.0 million, respectively, to other operating income.

        Net securities losses totaled $9.3 million in the first nine months of 2001 compared to net securities losses of $3.7 million for the same period in 2000. The 2001 losses are due to other-than-temporary impairment of certain private-equity investments. The 2000 loss was due to other-than-temporary impairment of a private-equity investment of $5.3 million, partially offset by $1.6 million of other securities gains.

NONINTEREST EXPENSE

        For the third quarter of 2001, noninterest expense totaled $136.9 million, a $17.6 million (15%) increase from the third quarter of 2000. For the first nine months of 2001 compared to the same period in 2000, noninterest expense was up $54.2 million (15%). The effect of the purchased companies accounted for approximately 25% of the increase from the first nine months of 2000. Noninterest expense for the three months and nine months ended September 30, 2001 and 2000 are presented by major category in Table 11.

=====================================================================================================================
TABLE 11 - NONINTEREST EXPENSE
=====================================================================================================================
                                         Three Months Ended                      Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                               Percentage                            Percentage
                                        Sept. 30    Sept. 30      Incease     Sept. 30    Sept. 30     Increase
($ in thousands) ...................        2001        2000    (Decrease)        2001        2000    (Decrease)
=====================================================================================================================
Salaries ...........................   $  58,051   $  52,856          10%    $ 173,456   $ 150,853          15%
Benefits ...........................      10,286       9,840           5        34,277      28,944          18
---------------------------------------------------------------------------------------------------------------------
    Total staff costs ..............      68,337      62,696           9       207,733     179,797          16
---------------------------------------------------------------------------------------------------------------------
Occupancy, net .....................       9,504       8,903           7        28,526      26,190           9
Equipment ..........................       7,644       7,147           7        23,066      22,016           5
---------------------------------------------------------------------------------------------------------------------
    Total occupancy and equipment ..      17,148      16,050           7        51,592      48,206           7
---------------------------------------------------------------------------------------------------------------------
Data processing ....................       7,855       6,615          19        23,673      22,462           5
Advertising and promotional expenses       3,613       3,282          10        12,328      10,819          14
Foreclosed property expense, net ...         108         (33)        427           570         363          57
Amortization of intangibles ........      13,166       7,115          85        29,235      20,388          43
Telecommunications .................       2,305       2,122           9         7,035       6,605           7
Postage ............................       2,032       1,810          12         6,135       5,544          11
Stationery and supplies ............       1,563         968          61         4,479       3,285          36
Professional fees ..................       2,283         870         162         5,705       4,080          40
State taxes on equity ..............       3,351       3,255           3        10,344       9,264          12
Regulatory expense .................       1,074       1,077           -         3,206       3,162           1
Loan collection expense ............       2,303       1,581          46         6,432       4,087          57
Other ..............................      11,750      11,864          (1)       36,842      33,037          12
---------------------------------------------------------------------------------------------------------------------
    Total noninterest expense ......   $ 136,888   $ 119,272          15%    $ 405,309   $ 351,099          15%
=====================================================================================================================
Efficiency ratio (1) ...............       54.98%      54.01%                    54.72%      54.00%
Cash-basis efficiency ratio (2) ....       53.03%      51.56%                    52.70%      51.66%
=====================================================================================================================
----------
(1)   Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income
      (excluding securities transactions).
(2)   Excluding amortization of purchase accounting intangibles.

        Staff costs, which represent the largest component of noninterest expense, increased $5.6 million (9%) in the third quarter of 2001 and $27.9 million (16%) for the first nine months of 2001 compared to the same periods a year ago. The effect of the purchased companies accounted for approximately 30% of the increase for the first nine months of 2001 compared to 2000. The increase in staff costs for the third quarter of 2001 compared to the same period in the prior year, related primarily to $3.0 million in wage increases and $2.6 million in higher incentives. The increase for the first nine months of 2001 compared to the prior year is primarily due to the effect of the purchased companies, $7.1 million in wage increases, $4.0 million in higher incentives and $3.0 million in higher medical costs. The increases in incentives and bonus accruals largely related to increases in revenues during the respective periods.

        Occupancy and equipment costs increased $1.1 million (7%) to $17.1 million for the third quarter of 2001 and $3.4 million (7%) to $51.6 million for the first nine months of 2001 compared to the same periods in 2000. Occupancy and equipment costs were higher in 2001 largely due to increased utility expenses and additional costs associated with the purchased companies.

        Amortization of intangibles, a noncash expense, increased $6.1 million (85%) to $13.2 million for the third quarter of 2001 and $8.8 million (43%) to $29.2 million for the first nine months of 2001 compared to the same periods a year ago. These increases are primarily the result of a $4.6 million provision for the temporary impairment of mortgage servicing rights recorded in the third quarter of 2001 and higher amortization of mortgage servicing rights as a result of increased volume and prepayments.

        Loan collection expense increased $0.7 million (46%) for the third quarter of 2001 and $2.3 million (57%) for the first nine months of 2001 compared to the same periods a year ago. These increases reflect increased legal fees associated with the collection of delinquent and criticized assets. Approximately one-third of the $2.3 million increase for the first nine months of 2001 relates to collection expenses in the first quarter of 2001 associated with property taxes due on one real estate secured commercial loan.

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at September 30, 2001 was 54.98% compared to 54.01% at September 30, 2000. The ratio for the first nine months of 2001 was 54.72% compared to 54.00% for the first nine months of 2000. Excluding the net gain of $10.4 million from the securitization of indirect auto loans, the efficiency ratio was 55.49% for the first nine months of 2001. These increases over the prior year reflect the impact of new fee-based business lines, including investment banking and insurance, which have compensation structures that are more incentive-based than traditional banking.

        Recognizing a weak economy and the possibility of an ongoing recession, Hibernia currently expects lower revenue growth in 2002 and, as a result, is focusing closely on expense growth. The company has begun several initiatives that address staffing levels and other employee-related and general expenses.

        The cash-basis efficiency ratio, which excludes amortization of purchase accounting intangibles from the calculation, was 53.03% for the third quarter of 2001 compared to 51.56% for the same period of 2000. For the first nine months of 2001, the cash-basis efficiency ratio was 52.70% compared to 51.66% for the first nine months of 2000.

INCOME TAXES

        The Company recorded $29.6 million in income tax expense in the third quarter of 2001, a $1.2 million (4%) increase from $28.4 million in the third quarter of 2000, as pre-tax income rose 6%. Included in tax expense for the third quarter of 2001 is a $1.7 million credit resulting from a revision in the formula used to calculate state tax expense. For the first nine months of 2001, income tax expense totaled $88.4 million, a $4.7 million (6%) increase from $83.7 million for the first nine months of 2000.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company and Hibernia National Bank are subject to Louisiana state income tax. The Texas operations of Hibernia National Bank are subject to Texas franchise tax.

CAPITAL

        Shareholders’ equity totaled $1,618.7 million at September 30, 2001 compared to $1,467.7 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $179.8 million, $61.8 million in accumulated other comprehensive income, and the issuance of $12.7 million of common stock. These increases were partially offset by $81.1 million in dividends declared on common stock, the acquisition of $14.8 million of treasury stock, $6.0 million in dividends declared on preferred stock and the redemption of $6.1 million of preferred stock.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 12 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

===========================================================================================================================
TABLE 12 - CAPITAL
===========================================================================================================================
                                            Sept. 30        June 30         March 31          Dec. 31         Sept. 30
($ in millions) ................                2001           2001             2001             2000             2000
---------------------------------------------------------------------------------------------------------------------------
Risk-based capital:
    Tier 1 .....................         $   1,352.8      $ 1,309.0      $   1,267.4      $   1,230.7      $   1,246.3
    Total ......................             1,514.1        1,469.4          1,426.8          1,389.8          1,402.6
Assets:
    Quarterly average assets (1)            16,170.5       16,191.5         16,456.8         16,089.3         15,811.4
    Net risk-adjusted assets ...            12,887.5       12,816.8         12,731.0         12,706.5         12,495.8
Ratios:
    Tier 1 risk-based capital ..               10.50%         10.21%            9.96%            9.69%            9.97%
    Total risk-based capital ...               11.75%         11.46%           11.21%           10.94%           11.22%
    Leverage ...................                8.37%          8.09%            7.70%            7.65%            7.88%
===========================================================================================================================
----------
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

        As part of the Company’s capital-management strategy, the Company redeemed its Series A Fixed/Adjustable Rate Noncumulative Preferred Stock on October 1, 2001. The redemption consisted of the repurchase of 1,739,000 shares at a par value of $50 per share for a total repurchase price of $87.0 million.

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

        Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $10.4 billion at September 30, 2001, a $0.7 billion (7%) increase from September 30, 2000. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of attractive deposit products. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

        The loan-to-deposit ratio, one measure of liquidity, was 87.9% at September 30, 2001, 89.0% at June 30, 2001, and 96.9% at September 30, 2000. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 18.2% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 2001, down from 22.0% in the second quarter of 2001 and 25.5% in the third quarter of 2000. The level of large liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.8 billion residential first mortgage portfolio and $1.5 billion indirect consumer portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates. As previously discussed, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio in the second quarter of 2001 and used the proceeds to substantially reduce the balance of federal funds purchased.

        Statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this filing. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen national and global events, economic conditions, asset quality, interest rates, loan demand, changes in consumer spending, borrowing and saving habits, competition, government monetary policy, changes in laws and regulations and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

           Reference is made to page *** "Interest Rate Sensitivity" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                   (b)

Reports on Form 8-K

A report on Form 8-K dated July 12, 2001 was filed with the SEC on July 12, 2001 by the registrant reporting information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits” and under Item 9, “Regulation FD Disclosure”.

A report on Form 8-K dated August 31, 2001 was filed with the SEC on August 31, 2001 by the registrant reporting information under under Item 9, “Regulation FD Disclosure”.

A report on Form 8-K dated October 15, 2001 was filed with the SEC on October 15, 2001 by the registrant reporting information under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits” and under Item 9, “Regulation FD Disclosure”.

*Exhibits and Reports on Form 8-K have been separately filed with the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

HIBERNIA CORPORATION (Registrant)

Date: November 13, 2001	By: /s/ Ron E. Samford, Jr.
Ron E. Samford, Jr.
Executive Vice President and Controller
Chief Accounting Officer
(in his capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)