Form 10-K
period 2001-12-31
HIBERNIA CORP
filed 2002-03-11
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001                                                                                              Commission file No. 1-10294

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   X          NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2002.

Class A Common Stock, no par value 2,813,350,515

State the aggregate number of shares outstanding of each of
the Registrant's classes of common stock as of February 28, 2002.

Class A Common Stock, no par value - 159,556,025

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s annual report to shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant’s definitive proxy statement for its 2002 Annual Meeting, which will be filed within 120 days of December 31, 2001, are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

        Certain information required by Form 10-K is incorporated by reference to the Annual Report as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
Item 1	Business	*
Item 2	Properties	*
Item 3	Legal Proceedings	*
Item 4	Submission of Matters to a Vote of Security Holders	None
Item X	Identification of Executive Officers	*

PART II
Item 5	Market for the Registrant's Common Equity and Related
	Stockholder Matters	Inside Front Cover
Item 6	Selected Financial Data	18
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19-44
Item 7a	Quantitative and Qualitative Disclosures About Market Risk	32-34
Item 8	Financial Statements and Supplementary Data	45-80
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	None

PART III (1)
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions

PART IV
Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Financial Statements
	Report of Independent Auditors	45
Hibernia Corporation and Subsidiaries:
	Consolidated Balance Sheets - December 31, 2001 and 2000	46
Consolidated Income Statements - Years Ended December 31,
	2001, 2000 and 1999	47
Consolidated Statements of Changes in Shareholders' Equity -
	Years Ended December 31, 2001, 2000 and 1999	48
Consolidated Statements of Cash Flows - Years Ended
	December 31, 2001, 2000 and 1999	49
	Notes to Consolidated Financial Statements	50-80

	(b) Reports on Form 8-K	**
Item 7 "Financial Statements, Pro Forma Financial
Information and Exhibits" and
	Item 9 "Regulation FD Disclosure"	October 15, 2001

Item 7 "Financial Statements, Pro Forma Financial
Information and Exhibits" and
	Item 9 "Regulation FD Disclosure"	January 16, 2002

	(c) Exhibits	**

* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.
** Reports on Form 8-K and Exhibits have been separately filed with the Commission.

(1) The material required by Items 10 through 13 is incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting which will be filed with the Commission within 120 days of December 31, 2001; however, the “Executive Compensation Committee Report” and the “Stock Performance Graph” contained therein are not incorporated herein by reference.

Part I

ITEM 1. BUSINESS

        Hibernia Corporation (Company) is a Louisiana business corporation organized in 1972. The Company became a bank holding company in 1973 and a financial holding company in 2000. As of December 31, 2001, the Company was the largest publicly traded bank and financial holding company headquartered in Louisiana with assets of $16.6 billion and deposits of $13.0 billion. Hibernia National Bank (Bank), the Company’s sole depository institution subsidiary, was chartered as a national banking association in 1933 and can trace its origins back to 1870. On January 1, 1999, Hibernia National Bank of Texas (formerly Texarkana National Bank which was chartered as a national banking association in 1887 and acquired by the Company in 1996) was merged with and into the Bank resulting in the Company operating a single depository institution in all of its markets. As a financial holding company the Company can offer a broad range of products and services that are financial in nature. In addition to the Bank, the Company also owns nonbank subsidiaries which engage in insurance brokerage and investment banking businesses.

        As of December 31, 2001, the Company operated in 256 locations in 34 Louisiana parishes and 16 Texas counties, and two mortgage loan production and retail brokerage services offices in southern Mississippi. In 2000 the Company purchased three banking offices in East Texas from Compass Bank, which added approximately $115 million in deposits. Additionally, in 2000, the Company expanded services by completing the purchases of Southcoast Capital L.L.C., a full-service investment banking firm, and the Rosenthal Agency, Louisiana’s largest independent insurance brokerage firm. During 1999 the Company completed a merger with MarTex Bancshares, Inc. in East Texas which was accounted for as a pooling of interests, and purchased four banking offices in Beaumont from Chase Bank of Texas, N.A. These transactions resulted in the addition of $785 million in assets and 13 banking offices in 1999. At December 31, 2001 the Company and its subsidiaries had 5,398 full-time equivalent employees.

        The Company offers a broad array of financial products and services, including retail, small business, commercial, international, mortgage and private banking; leasing; factoring; investment banking; corporate finance; treasury management; property and casualty, life, and health insurance; trust and investment management; retail brokerage; and other investments, including mutual funds and annuities. The Company also performs mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments.

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

        Information on the Company’s various segments is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The reportable operating segments are Commercial, Small Business, Consumer, and Investments and Public Funds. Further segment information is included in Note 26 of the consolidated financial statements in the Company’s Annual Report. The portion of the Company’s revenue derived from foreign customers is not material to overall revenues.

        The Company’s primary assets are loans. At December 31, 2001, loans represented 68% of the Company’s total assets.

        The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves and an unallocated reserve.

        The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk ratings and possible over- or under-allocations of specific reserves. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, the unallocated reserve considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact credit quality and collectibility of the loan portfolio also impact the unallocated reserve levels. The results of reviews performed by internal and external examiners are also considered.

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

SUPERVISION AND REGULATION

        The financial services industry is extensively regulated under both federal and state law. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the Federal Reserve Bank of Atlanta. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). The small business investment company subsidiary is regulated by the Small Business Administration. Insurance agency subsidiaries are regulated by state agencies in the states in which they operate. Hibernia Investments, L.L.C., a subsidiary of the Bank, and Hibernia Southcoast Capital, Inc., a subsidiary of the Company, are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions, through the Deputy Commissioner of Securities. The Company is subject to the Bank Holding Company Act (BHCA), which requires the Company to obtain the prior approval of the FRB to acquire a significant equity interest in any additional banks or bank holding companies. Under the provisions of the Gramm-Leach-Bliley Act (GLBA) the Company is eligible to engage in nonbanking activities which are financial in nature by notifying, or in certain cases obtaining the prior approval of, the FRB. Under the GLBA, subsidiaries of financial holding companies engaged in nonbank activities would be supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context. Although the FRB continues to be the primary “umbrella” regulator of financial holding companies, the GLBA limits the ability of the FRB to order a financial holding company subsidiary which is regulated by the SEC or a state insurance authority to provide funds or assets to an affiliated depository institution under the FRB’s “source of strength” doctrine.

        The Bank is subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991 which expanded the regulatory and enforcement powers of the federal bank regulatory agencies, required that these agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Bank is also subject to a number of consumer protection laws and regulations of general applicability. In addition, in the wake of the September 11th attacks, President Bush signed into law the USA Patriot Act, which is designed to identify, prevent and deter international money laundering and terrorist financing.

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

LOAN PORTFOLIO

         The amounts and percentages of loans outstanding by type are as follows:

	December 31

($ in thousands)	2001		2000		1999		1998		1997

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial, financial
and agricultural	$2,598,148	23%	$3,125,067	26%	$3,213,764	30%	$3,219,516	33%	$2,526,628	30%
Real estate - construction	577,824	5	158,429	1	155,200	1	178,389	2	119,110	2
Real estate - mortgage	5,290,059	47	5,816,524	48	4,979,180	46	4,328,788	44	3,880,342	46
Consumer	2,187,775	19	2,515,462	21	1,978,303	18	1,628,714	16	1,506,594	18
Lease financing	183,178	2	167,406	1	102,677	1	32,869	-	31,031	-
All other	403,998	4	341,790	3	427,552	4	518,918	5	323,524	4

	$11,240,982	100%	$12,124,678	100%	$10,856,676	100%	$9,907,194	100%	$8,387,229	100%

SELECTED LOAN MATURITIES

        The following table shows selected categories of loans outstanding as of December 31, 2001, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.

	Maturing

		After One
	Within	But Within	After
($ in thousands)	One Year	Five Years	Five Years	Total

Commercial, financial and agricultural	$1,309,634	$1,094,748	$193,766	$2,598,148
Real estate - construction	335,235	148,328	94,261	577,824

	$1,644,869	$1,243,076	$288,027	$3,175,972

			Interest Sensitivity

			Fixed	Variable
($ in thousands)			Rate	Rate

Due after one but within five years			$388,059	$855,017
Due after five years			163,782	124,245

			$551,841	$979,262

SUMMARY OF LOAN LOSS EXPERIENCE

         The following is a summary of activity in the reserve for loan losses:

	Year Ended December 31

($ in thousands)	2001	2000	1999	1998	1997

Balance of reserve for loan losses
at beginning of period	$178,253	$156,072	$130,347	$126,557	$146,097
Addition due to purchase transactions	-	450	3,035	-	479
Transfer due to auto securitization	(7,168)	-	-	-	-
Transfer due to mortgage securitizations	(123)	(68)	(182)	-	-
Loans charged off:
Commercial, financial, and agricultural	(47,246)	(65,277)	(53,427)	(11,262)	(11,420)
Real estate - construction	(665)	(1)	(7)	(151)	(50)
Real estate - mortgage	(6,194)	(17,173)	(3,995)	(4,404)	(5,392)
Consumer	(35,165)	(28,761)	(22,988)	(24,917)	(29,294)
Lease financing	(1,739)	(1,034)	(172)	-	-
All other	(616)	(207)	(2,777)	(154)	(261)

Total charge offs	(91,625)	(112,453)	(83,366)	(40,888)	(46,417)

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	6,900	3,915	4,154	3,031	3,854
Real estate - construction	23	58	292	470	103
Real estate - mortgage	4,003	2,523	6,618	6,542	8,647
Consumer	8,153	7,055	7,326	7,120	10,118
Lease financing	39	3	-	-	-
All other	61	48	48	289	243

Total recoveries	19,179	13,602	18,438	17,452	22,965

Net loans charged off	(72,446)	(98,851)	(64,928)	(23,436)	(23,452)
Additions to reserve charged
to operating expense	97,250	120,650	87,800	27,226	3,433

Balance at end of period	$195,766	$178,253	$156,072	$130,347	$126,557

Ratio of net charge-offs
to average loans outstanding	0.62%	0.86%	0.62%	0.26%	0.31%

ALLOCATION OF RESERVE FOR LOAN LOSSES

        The reserve for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for probable credit losses inherent in the loan portfolio within the categories of loans set forth in the table below. See “Reserve and Provision for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a discussion of the factors used in determining the adequacy of the reserve for loan losses.

($ in thousands)	2001	2000	1999	1998	1997

Reserve at end of period:
Commercial, financial and agricultural (1)	$68,390	$59,618	$46,136	$27,797	$19,024
Real estate - construction	5,376	1,728	1,419	952	718
Real estate - mortgage	28,080	31,390	21,783	13,709	18,511
Consumer	46,170	56,994	47,234	50,215	53,464
Not allocated	47,750	28,523	39,500	37,674	34,840

	$195,766	$178,253	$156,072	$130,347	$126,557

(1) Includes lease financings

MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

        The following table shows large-denomination certificates of deposit as of December 31, 2001 by remaining maturity.

($ in thousands)	Domestic	Foreign

3 months or less	$1,109,158	$586,848
Over 3 months through 6 months	307,372	-
Over 6 months through 12 months	226,025	-
Over 12 months through 5 years	162,238	-
Over 5 years	3,438	-

Total	$1,808,231	$586,848

FORWARD-LOOKING STATEMENTS

        Statements in this Annual Report that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, loan demand, changes in business or consumer spending, borrowing or savings habits, competition, stock price volatility, government monetary policy, changes in laws and regulations and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

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

        On December 31, 2001 the Company reported miscellaneous property with a net book value of $7,264,000. These properties include $5,782,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $1,482,000 of duplicate or excess bank-owned premises. See “Asset Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a further discussion of these properties.

ITEM 3. LEGAL PROCEEDINGS

        The Company and its subsidiaries are parties to certain pending legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

        Following is a list of executive officers of the Company as of March 1, 2002. Each executive officer of the Company is elected annually by the Board of Directors and holds his or her position until the earlier of (a) the next annual meeting of the Board of Directors and the election and qualification of his or her successor or (b) his or her removal or resignation from office.

        PAUL J. BONITATIBUS, 53, is Chief Community Banking Executive of the Company and Hibernia National Bank, a position he assumed in February 2001. Prior to that and since June 2000, Mr. Bonitatibus was Chairman of the Greater New Orleans Region. Prior to that he was President of the Greater New Orleans Market area.

        J. HERBERT BOYDSTUN, 55, became President and Chief Executive Officer of the Company and Hibernia National Bank as of December 17, 2000. Prior to that, since June 2000, Mr. Boydstun was Chief Community Banking Officer of the Company and Hibernia National Bank. Before that, since 1996, Mr. Boydstun was Chairman of the Southwest Region of the Company and Hibernia National Bank. Mr. Boydstun served as Southcentral/Northeast Regional Chairman from 1995 to 1996 and as Northeast Regional Chairman from August 1994 until 1995. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

        E. R. "BO" CAMPBELL, 61, is Vice Chairman of the Board of Directors of the Company and Hibernia National Bank. Mr. Campbell also served on the Board of Directors of Hibernia National Bank of Texas, and as its Chairman during a portion of 1998, until that bank was merged into Hibernia National Bank. Mr. Campbell served as Northern Regional Chairman of the Company and Hibernia National Bank from January 1995 until 1997.

        K. KIRK DOMINGOS III, 60, Senior Executive Vice President/Retail Arena and Technology of the Company and Hibernia National Bank, assumed those responsibilities in September 1997. Mr. Domingos is responsible for the consumer and business banking product lines and various business lines, primarily consumer related. He also has responsibility for certain administrative and support functions of the Company. Mr. Domingos has been employed by the Company and/or its subsidiaries since August 1975 and assumed the position of Senior Executive Vice President responsible for Support Services in August 1994 and the position of Executive Vice President and Administrative Executive of the Company and Hibernia National Bank in August 1991.

        MARSHA M. GASSAN, 49, serves as Senior Executive Vice President and Chief Financial Officer of the Company and Hibernia National Bank, positions that she assumed in April 1996. During 1998 and a portion of 1999, Ms. Gassan also served as Treasurer of the Company and Hibernia National Bank. Prior to April 1996, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to 1994).

        RUSSELL S. HOADLEY, 57, serves as Executive Vice President/Employee and Public Relations for the Company and Hibernia National Bank, a position he assumed in 1994. From the time he joined the Company in July 1993 until his promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company and Hibernia National Bank.

        RANDALL E. HOWARD, 54, serves as Chief Commercial Banking Executive of the Company and Hibernia National Bank, a position he assumed in June 2000. Prior to that and since February 1998, Mr. Howard was Chairman of the Southeast Region for the Company and Hibernia National Bank. Prior to that time, from 1987 to February 1998, Mr. Howard served as President and Chief Executive Officer of ArgentBank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into Hibernia National Bank in early 1998. Mr. Howard was elected to the Boards of Directors of the Company and Hibernia National Bank on December 20, 2000 to fill a vacancy on the Board.

        RONALD E. SAMFORD, JR., 49, serves as Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company, which positions he has held since November 1992.

        RICHARD G. WRIGHT, 52, serves as Senior Executive Vice President and Chief Credit Officer of the Company and Hibernia National Bank, a position that he assumed in March 1996. Mr. Wright is also responsible for credit services, which includes loan operations. From August 1994 until March 1996, Mr. Wright served as Executive Vice President/Credit Policy and Analysis of the Company and Hibernia National Bank, and from the time he joined the Company in May 1992 until August 1994, he served as Senior Vice President in the Credit and Asset Quality area of the Company and Hibernia National Bank.

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

10.34                   Exhibit C to the Registrant’s definitive proxy statement dated August 17,
                            1992, relating to its 1992 Annual Meeting of Shareholders, filed by the
                            Registrant with the Commission is hereby incorporated by reference (Long-Term
                            Incentive Plan of Hibernia Corporation, amended as described in Registrant's definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)

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

10.40                   Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1996, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Split-Dollar Life Insurance
                            Plan of Hibernia Corporation effective as of July 1996, amended in certain limited respects as described in Appendix A to Contract Buyout and Separation
Agreement referenced in Exhibit 10.46)

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

10.46                   Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December
                            31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294)
                            is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47                   Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December
                            31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294)
                            is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified
                            Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel
                            (the form of which is included as Appendix C to the Contract Buyout and Separation
                            Agreement referenced as Exhibit 10.46))

10.48 Consulting Agreement by and between Hibernia National Bank and Donald J. Nalty effective October 1, 2001.

13 2001 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report)

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 11, 2002 on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

By: /s/ J. Herbert Boydstun J. Herbert Boydstun President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

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