Form 10-Q
period 2002-03-31
HIBERNIA CORP
filed 2002-05-14
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002                                                                                         Commission file No. 1-10294

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

   YES   X          NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at April 30, 2002 160,095,612 Shares

HIBERNIA CORPORATION
INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries	March 31	December 31	March 31
Unaudited ($ in thousands)	2002	2001	2001

Assets
Cash and cash equivalents	$ 927,442	$ 698,713	$ 620,603
Trading account assets	14,534	18,078	98
Securities available for sale	3,180,376	3,241,277	2,919,576
Securities held to maturity (estimated fair value of $228,805, $254,087 and $347,006 at March 31, 2002, December 31, 2001 and
March 31, 2001, respectively)	224,752	249,884	343,625
Mortgage loans held for sale	347,697	566,933	299,114
Loans, net of unearned income	11,080,353	11,240,982	11,916,683
Reserve for loan losses	(205,237)	(195,766)	(180,778)

Loans, net	10,875,116	11,045,216	11,735,905

Premises and equipment	204,738	204,839	207,126
Customers' acceptance liability	15	-	41
Other assets	598,507	593,236	552,314

Total assets	$ 16,373,177	$ 16,618,176	$ 16,678,402

Liabilities
Deposits:
Noninterest-bearing	$ 2,326,601	$ 2,484,812	$ 2,206,265
Interest-bearing	10,445,386	10,468,300	10,494,253

Total deposits	12,771,987	12,953,112	12,700,518

Short-term borrowings	665,102	752,747	1,048,447
Liability on acceptances	15	-	41
Other liabilities	307,950	309,555	255,994
Federal Home Loan Bank advances	1,042,773	1,042,983	1,143,601

Total liabilities	14,787,827	15,058,397	15,148,601

Shareholders' equity
Preferred Stock, no par value:
Authorized - 100,000,000 shares; 1,739,000 shares of Series A
issued and outstanding at March 31, 2001	-	-	86,950
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 164,523,208,
162,351,682 and 161,250,083 at March 31, 2002,
December 31, 2001 and March 31, 2001, respectively	315,885	311,715	309,600
Surplus	468,614	446,900	434,578
Retained earnings	887,417	850,295	747,349
Treasury stock at cost: 4,628,405 at March 31, 2002 and 3,284,720 at
December 31, 2001 and March 31, 2001	(60,098)	(35,927)	(35,927)
Accumulated other comprehensive income	15	13,279	18,188
Unearned compensation	(26,483)	(26,483)	(30,937)

Total shareholders' equity	1,585,350	1,559,779	1,529,801

Total liabilities and shareholders' equity	$ 16,373,177	$ 16,618,176	$ 16,678,402

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries

Three Months Ended March 31

Unaudited ($ in thousands, except per-share data)	2002	2001

Interest income
Interest and fees on loans	$ 194,877	$ 260,850
Interest on securities available for sale	40,895	42,620
Interest on securities held to maturity	3,501	5,500
Interest on short-term investments	1,535	2,328
Interest and fees on mortgage loans held for sale	5,431	2,923

Total interest income	246,239	314,221

Interest expense
Interest on deposits	59,544	119,323
Interest on short-term borrowings	2,546	20,075
Interest on Federal Home Loan Bank advances	13,231	15,938

Total interest expense	75,321	155,336

Net interest income	170,918	158,885
Provision for loan losses	27,500	18,000

Net interest income after provision for loan losses	143,418	140,885

Noninterest income
Service charges on deposits	31,664	27,242
Mortgage loan origination and servicing fees	8,186	6,522
Retail investment service fees	8,089	7,344
Trust fees	6,343	6,677
Investment banking	2,996	3,350
Insurance	4,059	3,360
Other service, collection and exchange charges	13,973	11,863
Gain on sales of mortgage loans	8,214	1,438
Other operating income	4,638	5,739
Securities losses, net	(3,408)	(3,914)

Total noninterest income	84,754	69,621

Noninterest expense
Salaries and employee benefits	70,558	67,184
Occupancy expense, net	9,195	9,452
Equipment expense	7,849	7,853
Data processing expense	8,380	7,946
Advertising and promotional expense	5,321	4,249
Foreclosed property expense, net	20	139
Amortization of goodwill	-	3,188
Amortization of intangibles	6,739	4,696
Other operating expense	28,837	27,115

Total noninterest expense	136,899	131,822

Income before income taxes	91,273	78,684
Income tax expense	32,037	28,351

Net income	$ 59,236	$ 50,333

Net income applicable to common shareholders	$ 59,236	$ 48,833

Net income excluding amortization of goodwill	$ 59,236	$ 53,232

Net income applicable to common shareholders excluding
amortization of goodwill	$ 59,236	$ 51,732

Per common share information:
Net income	$ 0.38	$ 0.31

Net income - assuming dilution	$ 0.37	$ 0.31

Net income excluding amortization of goodwill	$ 0.38	$ 0.33

Net income excluding amortization of goodwill - assuming dilution	$ 0.37	$ 0.33

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
($ in thousands, except per-share data)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive		Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Other	Income

Balances at December 31, 2001	$ -	$ 311,715	$ 446,900	$ 850,295	$ 13,279	$ (62,410)
Net income	-	-	-	59,236	-	-	$ 59,236
Unrealized gains (losses) on securities,
net of reclassification adjustments	-	-	-	-	(14,790)	-	(14,790)
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	-	-	-	-	1,526	-	1,526
Comprehensive income							$ 45,972
Issuance of common stock:
Stock Option Plans	-	4,151	14,953	-	-	-
Restricted stock awards	-	19	156	-	-	-
Cash dividends declared on
Common ($.14 per share)	-	-	-	(22,114)	-	-
Acquisition of treasury stock	-	-	-	-	-	(24,171)
Net tax benefit related to Stock Option Plans	-	-	-	-	-	-
and Employee Stock Ownership Plan	-	-	6,760	-	-	-
Other	-	-	(155)	-	-	-

Balances at March 31, 2002	$ -	$ 315,885	$ 468,614	$ 887,417	$ 15	$ (86,581)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive		Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Other	Income

Balances at December 31, 2000	$ 86,950	$ 309,147	$ 432,378	$ 718,719	$ (679)	$ (66,864)
Net income	-	-	-	50,333	-	-	$ 50,333
Unrealized gains (losses) on securities,
net of reclassification adjustments	-	-	-	-	17,482	-	17,482
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	-	-	-	-	1,385	-	1,385
Comprehensive income							$ 69,200
Issuance of common stock:
Stock Option Plans	-	446	1,391	-	-	-
Restricted stock awards	-	7	44	-	-	-
Cash dividends declared:
Preferred ($.8625 per share)	-	-	-	(1,500)	-	-
Common ($.13 per share)	-	-	-	(20,203)	-	-
Acceleration of vesting of stock options	-	-	844	-	-	-
Other	-	-	(79)	-	-	-

Balances at March 31, 2001	$ 86,950	$ 309,600	$ 434,578	$ 747,349	$ 18,188	$ (66,864)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Three Months Ended March 31
Unaudited ($ in thousands)	2002	2001

Operating activities
Net income	$ 59,236	$ 50,333
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Provision for loan losses	27,500	18,000
Amortization of intangibles and deferred charges	6,734	7,857
Depreciation and amortization	7,558	7,293
Non-cash derivative instruments gains, net	(221)	(2,072)
Non-cash compensation expense	-	844
Premium amortization, net	245	448
Realized securities losses, net	3,408	3,914
Gains on sales of assets, net	(329)	(43)
Provision for losses on foreclosed and other assets	75	48
Decrease (increase) in mortgage loans held for sale	226,380	(175,443)
Decrease (increase) in deferred income tax asset	-	487
Net tax benefit related to Stock Option Plans and the
Employee Stock Ownership Plan	6,760	-
Decrease (increase) in interest receivable and other assets	(759)	418
Increase in interest payable and other liabilities	10,272	30,170

Net cash provided (used) by operating activities	346,859	(57,746)

Investing activities
Purchases of securities available for sale	(2,484,001)	(627,379)
Proceeds from maturities of securities available for sale	2,463,560	372,799
Proceeds from maturities of securities held to maturity	25,070	18,213
Proceeds from sales of securities available for sale	48,737	290,795
Net decrease in loans	186,430	42,501
Proceeds from sales of loans	9,742	21,320
Purchases of loans	(54,618)	(72,089)
Purchases of premises, equipment and other assets	(18,714)	(13,893)
Proceeds from sales of foreclosed assets and excess bank-owned property	1,012	350
Proceeds from sales of premises, equipment and other assets	813	3

Net cash provided by investing activities	178,031	32,620

Financing activities
Net increase (decrease) in deposits	(181,125)	7,786
Net decrease in short-term borrowings	(87,645)	(262,068)
Proceeds from Federal Home Loan Bank advances	-	300,000
Payments on Federal Home Loan Bank advances	(210)	(200,395)
Proceeds from issuance of common stock	19,104	1,837
Dividends paid	(22,114)	(21,703)
Acquisition of treasury stock	(24,171)	-

Net cash used by financing activities	(296,161)	(174,543)

Increase (decrease) in cash and cash equivalents	228,729	(199,669)
Cash and cash equivalents at beginning of period	698,713	820,272

Cash and cash equivalents at end of period	$ 927,442	$ 620,603

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited

Note 1
Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2
Merger Agreement

        On April 1, 2002 Hibernia Corporation (the Company) acquired Friedler/LaRocca Financial Partners, L.L.C. (Friedler/LaRocca), in a transaction which was accounted for as a purchase, wherein the Company acquired a 100% voting equity interest and paid $2,500,000 and agreed to pay certain additional amounts related to subsequent earnout periods. Friedler/LaRocca is a New Orleans based firm specializing in life insurance and other financial services for high-income clients.

Note 3
Goodwill and Other Intangible Assets

        Effective January 1, 2002 the Company adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules regarding accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

        During the first quarter, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002. The results of these tests did not indicate impairment on the Company’s recorded goodwill. The carrying amount of goodwill not subject to amortization totaled $206,625,000 at January 1, 2002 and is included in the Company’s reportable segments as follows: Commercial - $58,276,000; Small Business - $48,340,000; Consumer - $100,001,000 and Investments and Public Funds - $8,000.

        The following table summarizes the purchase accounting intangible assets subject to amortization.

(in thousands)	March 31, 2002			March 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Purchase Accounting Intangibles	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit	$ 36,151	$ 27,041	$ 9,110	$ 36,151	$ 22,801	$ 13,350
Trust	17,059	7,935	9,124	17,059	5,663	11,396
Insurance expirations	3,884	620	3,264	3,504	187	3,317

Total	$ 57,094	$ 35,596	$ 21,498	$ 56,714	$ 28,651	$ 28,063

        The amortization expense of the purchase accounting intangibles for the three months ended March 31, 2002 and 2001 was $1,584,000 and $1,981,000, respectively. Amortization expense for the remainder of 2002 is estimated to be $4,343,000. Estimated future amortization expense is as follows: 2003 - $5,008,000; 2004 - $4,335,000; 2005 - $3,741,000; 2006 -$2,217,000; 2007 - $718,000 and thereafter - $1,136,000. These estimates do not assume the addition of any new purchase accounting intangibles.

        Also included in intangible assets are capitalized mortgage servicing rights with net carrying amounts of $105,618,000 and $63,704,000 at March 31, 2002 and 2001, respectively. The carrying amounts are net of a reserve for temporary impairment of $15,301,000 and $3,225,000 at March 31, 2002 and 2001, respectively. Amortization expense of mortgage servicing rights totaled $5,155,000 and $2,715,000 for the first quarter of 2002 and 2001, respectively. Amortization expense for the first quarter of 2001 includes an addition to the impairment reserve of $225,000.

Note 4
Employee Benefit Plans

        The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. Options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest in six months. Until October 1997, those options were granted under the 1987 Stock Option Plan; after October 1997, those options are granted under the 1993 Director Stock Option Plan. Other options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Director Stock Option Plan generally become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan.

        Options granted to employees and directors generally become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted unless the holder leaves the employ of the Company other than through retirement, death or disability, in which case the options expire at the date of termination. Options granted under the Long-Term Incentive Plan and the 1993 Director Stock Option Plan generally expire 10 years from the date of grant unless the holder dies, retires, becomes permanently disabled or leaves the employ of the Company, in which case the options expire at various times ranging from 90 days to 12 months. The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the death (but not later than January 31, 2006). All options vest immediately upon a change of control of the Company. Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company’s treasury stock.

        The following tables summarize the option activity in the plans during the first quarter of 2002. During 1997, the 1987 Stock Option Plan was terminated; therefore, at March 31, 2002 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan. There are no shares available for grant under the 2001 Nonqualified Stock Option Plan.

				Weighted
				Average
	Incentive	Non-Qualified	Total	Exercise Price

1987 Stock Option Plan:
Outstanding, December 31, 2001	7,500	1,008,336	1,015,836	$ 6.19
Exercised	(7,500)	(345,670)	(353,170)	4.25

Outstanding, March 31, 2002	-	662,666	662,666	$ 7.22

Exercisable, March 31, 2002	-	662,666	662,666	$ 7.22

Long-Term Incentive Plan:
Outstanding, December 31, 2001	-	12,101,615	12,101,615	$12.82
Granted	-	2,867,522	2,867,522	17.96
Cancelled	-	(110,421)	(110,421)	15.13
Exercised	-	(1,822,146)	(1,822,146)	9.80

Outstanding, March 31, 2002	-	13,036,570	13,036,570	$14.35

Exercisable, March 31, 2002	-	5,980,898	5,980,898	$13.71

Available for grant, March 31, 2002			968,032

1993 Director Stock Option Plan:
Outstanding, December 31, 2001	-	402,500	402,500	$12.91

Outstanding, March 31, 2002	-	402,500	402,500	$12.91

Exercisable, March 31, 2002	-	240,000	240,000	$12.48

Available for grant, March 31, 2002			392,500

2001 Nonqualified Stock Option Plan:
Outstanding, December 31, 2001	-	250,000	250,000	$13.84

Outstanding, March 31, 2002	-	250,000	250,000	$13.84

Exercisable, March 31, 2002	-	250,000	250,000	$13.84

        In addition to the above option activity in the plans, 15,632 shares of restricted stock were awarded under the Long-Term Incentive Plan during the first quarter of 2002.

Note 5
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

($ in thousands, except per-share data)	Three Months Ended March 31

	2002	2001

Numerator:
Net income	$ 59,236	$ 50,333
Preferred stock dividends	-	1,500

Numerator for net income per common share	59,236	48,833
Effect of dilutive securities	-	-

Numerator for net income per common
share - assuming dilution	$ 59,236	$ 48,833

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	157,609,599	155,442,541
Effect of dilutive securities:
Stock options	3,000,056	1,824,424
Restricted stock awards	156,968	166,410
Purchase warrants	222,191	35,138

Denominator for net income per common
share - assuming dilution	160,988,814	157,468,513

Net income per common share	$ 0.38	$ 0.31

Net income per common share - assuming dilution	$ 0.37	$ 0.31

        The weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 2,069,163 and 2,411,906 for the three months ended March 31, 2002 and 2001, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended March 31, 2002 and 2001 there were 1,553,579 antidilutive options outstanding with exercise prices ranging from $18.28 to $21.72 per option share, and 3,980,371 antidilutive options outstanding with exercise prices ranging from $13.84 to $21.72 per option share, respectively.

Note 6
Segment Information

        The Company’s segment information is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with that described in the December 31, 2001 Annual Report. There are no significant intersegment revenues.

        The following table presents selected financial information for each segment.

Investments
		Small		and Public		Segment
($ in thousands)	Commercial	Business	Consumer	Funds	Other	Total

Three months ended March 31, 2002
Average loans	$ 2,865,100	$ 2,446,600	$ 5,807,300	$ 1,100	$ 13,700	$ 11,133,800
Average assets	$ 2,945,700	$ 2,452,500	$ 8,610,100	$ 3,511,700	$ 651,900	$ 18,171,900
Average deposits	$ 1,049,900	$ 1,864,500	$ 7,303,700	$ 2,115,800	$ 11,400	$ 12,345,300

Net interest income	$ 27,200	$ 42,196	$ 85,738	$ 21,965	$ (5,114)	$ 171,985
Noninterest income	$ 14,520	$ 7,815	$ 60,333	$ 751	$ 1,335	$ 84,754
Net income	$ 3,862	$ 10,540	$ 32,090	$ 13,041	$ (860)	$ 58,673

Three months ended March 31, 2001
Average loans	$ 3,415,500	$ 2,382,800	$ 6,291,700	$ 1,200	$ 21,700	$ 12,112,900
Average assets	$ 3,487,200	$ 2,387,400	$ 8,588,400	$ 3,572,100	$ 712,300	$ 18,747,400
Average deposits	$ 1,048,900	$ 1,763,000	$ 7,259,600	$ 1,956,300	$ 23,000	$ 12,050,800

Net interest income	$ 31,441	$ 39,508	$ 74,856	$ 15,778	$ (1,537)	$ 160,046
Noninterest income	$ 13,738	$ 7,120	$ 47,634	$ 788	$ 341	$ 69,621
Net income	$ 6,607	$ 11,059	$ 24,502	$ 9,247	$ (1,051)	$ 50,364

        The following is a reconciliation of segment totals to consolidated totals.

	Average	Average	Average	Net Interest	Noninterest
($ in thousands)	Loans	Assets	Deposits	Income	Income	Net Income

Three months ended March 31, 2002
Segment total	$ 11,133,800	$ 18,171,900	$ 12,345,300	$ 171,985	$ 84,754	$ 58,673
Excess funds invested	-	(2,153,600)	-	-	-	-
Reclassification of cash items
in process of collection	-	359,400	359,400	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(1,067)	-	(694)
Income tax expense	-	-	-	-	-	1,257

Consolidated total	$ 11,133,800	$ 16,377,700	$ 12,704,700	$ 170,918	$ 84,754	$ 59,236

Three months ended March 31, 2001
Segment total	$ 12,112,900	$ 18,747,400	$ 12,050,800	$ 160,046	$ 69,621	$ 50,364
Excess funds invested	-	(2,366,200)	-	-	-	-
Reclassification of cash items
in process of collection	-	325,900	325,900	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(1,161)	-	(755)
Income tax expense	-	-	-	-	-	724

Consolidated total	$ 12,112,900	$ 16,707,100	$ 12,376,700	$ 158,885	$ 69,621	$ 50,333

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries

	Three Months Ended

	March 31	December 31	March 31
($ in thousands, except per-share data)	2002	2001	2001

Interest income	$ 246,239	$ 262,169	$ 314,221
Interest expense	75,321	89,767	155,336

Net interest income	170,918	172,402	158,885
Provision for loan losses	27,500	29,250	18,000

Net interest income after
provision for loan losses	143,418	143,152	140,885

Noninterest income:
Noninterest income	88,162	86,564	73,535
Securities gains (losses), net	(3,408)	424	(3,914)

Noninterest income	84,754	86,988	69,621
Noninterest expense	136,899	143,689	131,822

Income before taxes	91,273	86,451	78,684
Income tax expense	32,037	30,060	28,351

Net income	$ 59,236	$ 56,391	$ 50,333

Net income applicable to common shareholders	$ 59,236	$ 56,391	$ 48,833

Adjusted net income(2)	$ 59,236	$ 59,203	$ 53,232

Adjusted net income applicable to common shareholders(2)	$ 59,236	$ 59,203	$ 51,731

Per common share information:
Net income	$ 0.38	$ 0.36	$ 0.31
Net income - assuming dilution	$ 0.37	$ 0.35	$ 0.31
Adjusted net income(2)	$ 0.38	$ 0.38	$ 0.33
Adjusted net income - assuming dilution(2)	$ 0.37	$ 0.37	$ 0.33
Cash dividends declared	$ 0.14	$ 0.14	$ 0.13
Average shares outstanding (000s)	157,610	156,859	155,443
Average shares outstanding - assuming dilution (000s)	160,989	159,494	157,469
Dividend payout ratio	36.84%	38.89%	41.94%

Selected quarter-end balances (in millions)
Loans	$ 11,080.3	$ 11,241.0	$ 11,916.7
Deposits	12,772.0	12,953.1	12,700.5
Federal Home Loan Bank advances	1,042.8	1,043.0	1,143.6
Equity	1,585.4	1,559.8	1,529.8
Total assets	16,373.2	16,618.2	16,678.4

Selected average balances (in millions)
Loans	$ 11,133.8	$ 11,253.5	$ 12,112.9
Deposits	12,704.7	12,672.1	12,376.7
Federal Home Loan Bank advances	1,042.8	1,051.8	1,126.0
Equity	1,586.0	1,554.6	1,502.7
Total assets	16,377.7	16,332.5	16,707.1

Selected ratios
Net interest margin (taxable-equivalent)	4.59%	4.58%	4.17%
Return on assets	1.45%	1.38%	1.21%
Return on common equity	14.94%	14.51%	13.80%
Return on total equity	14.94%	14.51%	13.40%
Efficiency ratio	52.40%	55.00%	56.11%
Adjusted efficiency ratio(2)	52.40%	53.81%	54.75%
Average equity/average assets	9.68%	9.52%	8.99%
Tier 1 risk-based capital ratio	10.64%	10.14%	9.96%
Total risk-based capital ratio	11.90%	11.39%	11.21%
Leverage ratio	8.34%	8.14%	7.70%

(1) Prior periods have been conformed to current-period presentation.
(2) Excludes amortization of goodwill.

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

FIRST-QUARTER 2002 HIGHLIGHTS

Solid results and a strong balance sheet characterize Hibernia Corporation’s financial results for the first quarter of 2002.

•	Net income for the first quarter of 2002 totaled $59.2 million ($.38 per common share), up 18% compared to $50.3 million ($.31 per common share) for the first quarter of 2001. Earnings per common share assuming dilution were $0.37, up 19% from $0.31 a year ago. Excluding amortization of goodwill, net income was up 11% over the prior year.

•	On a taxable-equivalent basis and excluding securities transactions, revenues for the first quarter of 2002 totaled $261.3 million, a $26.3 million (11%) increase from the first quarter 2001 level of $234.9 million. As a percentage of total revenues, first-quarter 2002 noninterest income, excluding securities transactions, increased to 34% from 31% a year ago.

•	Net interest income increased $12.0 million (8%) to $170.9 million for the first quarter of 2002 compared to the first quarter of 2001. The net interest margin was 4.59% for the first quarter of 2002 compared to 4.17% for the first quarter of 2001. The increase in the margin compared to the prior period is the result of declining interest rates and a steep yield curve.

•	Noninterest income increased $15.1 million (22%) to $84.8 million for the first quarter of 2002 compared to the first quarter of 2001. Noninterest income, excluding securities transactions, increased $14.6 million (20%) to $88.2 million for the first quarter of 2002 compared to the first quarter of 2001. Fee-based business lines, such as mortgage banking, brokerage and insurance, contributed to the increase

•	The provision for loan losses for the three months ended March 31, 2002 totaled $27.5 million, compared to $18.0 million for the same period in 2001. At March 31, 2002, reserves as a percentage of total loans were 1.85%, and reserves as a percentage of nonperforming loans were 284% compared to 1.52% and 233%, respectively, at March 31, 2001.

•	Nonperforming assets at March 31, 2002 were down $5.0 million (6%) to $79.5 million from $84.5 million at March 31, 2001. Nonperforming loans were down $5.3 million (7%) to $72.1 million from $77.5 million at March 31, 2001.

•	Return on assets increased 24 basis points to 1.45% at March 31, 2002 from 1.21% a year ago. Return on common equity increased 114 basis points to 14.94% at March 31, 2002 from 13.80% a year ago.

•	In March 2002, Hibernia launched an innovative high performance consumer checking program that offers completely free checking and free gifts to customers who open new personal checking accounts. This program is designed to attract new customers, provide the Company with low cost funding sources and generate additional cross-selling and referral opportunities.

•	During the first quarter of 2002, Hibernia repurchased approximately 1.2 million shares of its common stock under a 12-month buyback plan authorized by the Board of Directors in April 2001. In April 2002, the Board of Directors authorized the Company to begin another buyback program of up to 3.5 million shares of its common stock through April 2003.

•	In April 2002, Hibernia’s Board of Directors declared a quarterly cash dividend of 14 cents per common share, an 8% increase from 13 cents per common share declared in April 2001.

MERGER ACTIVITY

        On April 1, 2002, the Company enhanced its expertise in life insurance and financial planning by consummating the purchase of Friedler/LaRocca Financial Partners, L.L.C. (Friedler/LaRocca). Friedler/LaRocca, a New Orleans based firm specializing in life insurance and other financial services for high-income clients, serves customers in shipping, financial services, legal and other key regional industries. They will operate as part of Hibernia’s Private Client Group and will continue to serve the needs of its clients in such areas as life insurance, incentive-compensation and deferred compensation planning, estate and financial planning, retirement planning and other investment products. The Company did not consummate any mergers in the first quarter of 2002 or in 2001.

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $15.2 billion in the first quarter of 2002, a $377.6 million (2%) decrease from the first-quarter 2001 average of $15.6 billion. The decrease in first quarter 2002 average earning assets is primarily due to decreases in consumer and commercial loans, partially offset by increases in securities available for sale, short-term investments and mortgage loans held for sale.

        Loans. Average loans for the first quarter of 2002 of $11.1 billion were down $119.7 million (1%) and $979.1 million (8%) compared to the fourth quarter of 2001 and first quarter of 2001, respectively.

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at March 31, 2002, December 31, 2001 and March 31, 2001. Total loans decreased $160.7 million (1%) during the first quarter of 2002 compared to December 31, 2001 and $836.4 million (7%) compared to March 31, 2001. In the second quarter of 2001, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio. This transaction further diversified the loan portfolio and reduced short-term borrowings. Excluding the effect of this transaction, total loans would have decreased 4% from March 31, 2001.

        During 2001, Hibernia also securitized $305.2 million of its residential first mortgages through the Federal National Mortgage Association (FNMA), of which $202.4 million and $102.8 million were securitized and classified as available for sale securities during the first and second quarters of 2001, respectively. These portions of the consumer portfolio were securitized with recourse provisions, and reserves have been established to cover potential losses. These transactions affect the categorization of individual line items on the balance sheet by reducing mortgage loans and increasing securities and related recourse reserves.

        Consumer loans remained relatively unchanged compared to December 31, 2001 and decreased $373.1 million (6%) compared to March 31, 2001. The decrease from the same period a year ago reflects the results of the securitization of the variable-rate residential mortgages and the securitization and sale of the indirect auto loans previously discussed. While Hibernia originated $1.0 billion mortgage loans in the first quarter of 2002 compared to $0.7 billion in the same period of 2001, the majority of these loans were fixed rate mortgages and sold with servicing rights retained.

        Small business loans decreased $32.0 million (1%) compared to December 31, 2001 and increased $26.5 million (1%) compared to March 31, 2001. The small business portfolio was impacted by slowing demand for loans as a result of the soft economy.

        Commercial loans decreased $156.9 million (5%) compared to December 31, 2001 and $489.8 million (15%) compared to March 31, 2001. The decrease in commercial loans was primarily the result of management’s strategy to increase the granularity of the commercial portfolio and to decrease participation in shared national credits. This strategy focuses on lending to customers which operate in its markets, particularly those which use other Company services, and on retaining a smaller piece of the credit relationship. Shared national credits were down 7% and 32% from the fourth quarter 2001 and the same period last year, respectively.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	March 31, 2002		December 31, 2001		March 31, 2001

($ in millions)	Loans	Percent	Loans	Percent	Loans	Percent

Commercial:
Commercial and industrial	$ 1,049.6	9.5%	$ 1,084.7	9.6%	$ 1,307.5	11.0%
Services industry	616.7	5.6	717.1	6.4	736.9	6.2
Real estate	422.1	3.8	422.5	3.7	415.8	3.5
Health care	247.4	2.2	265.3	2.4	289.8	2.4
Transportation, communications
and utilities	136.6	1.2	154.6	1.4	225.3	1.9
Energy	251.4	2.3	235.1	2.1	238.6	2.0
Other	81.7	0.7	83.1	0.7	81.4	0.7

Total commercial	2,805.5	25.3	2,962.4	26.3	3,295.3	27.7

Small Business:
Commercial and industrial	752.5	6.8	775.9	6.9	769.1	6.4
Services industry	621.8	5.6	632.0	5.6	599.7	5.0
Real estate	426.7	3.8	422.8	3.8	414.5	3.5
Health care	148.4	1.3	149.7	1.3	152.6	1.3
Transportation, communications
and utilities	107.6	1.0	106.7	1.0	100.8	0.8
Energy	30.6	0.3	33.9	0.3	30.8	0.3
Other	371.2	3.4	369.8	3.3	364.8	3.1

Total small business	2,458.8	22.2	2,490.8	22.2	2,432.3	20.4

Consumer:
Residential mortgages:
First mortgages	2,577.6	23.3	2,615.5	23.3	2,714.1	22.8
Junior liens	509.0	4.6	500.1	4.4	422.0	3.5
Indirect	1,635.5	14.8	1,535.6	13.7	1,996.4	16.7
Revolving credit	536.1	4.8	518.5	4.6	454.0	3.8
Other	557.8	5.0	618.1	5.5	602.6	5.1

Total consumer	5,816.0	52.5	5,787.8	51.5	6,189.1	51.9

Total loans	$ 11,080.3	100.0%	$11,241.0	100.0%	$11,916.7	100.0%

        Securities Available for Sale. Average securities available for sale increased $193.4 million (6%) in the first quarter of 2002 compared to the fourth quarter of 2001 and $441.8 million (16%) compared to the first quarter of 2001. These increases were primarily due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements, as well as changes in unrealized gains and losses reflecting the changing interest rate environment. The securitization of residential first mortgages in the first and second quarters of 2001 also contributed to these increases. Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the first quarter of 2002 totaled $238.2 million, down $37.0 million (13%) from the fourth quarter of 2001 and $117.7 million (33%) from the first quarter of 2001.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest only strip receivable resulting from the securitization of indirect auto loans in the second quarter of 2001, discussed previously. The interest only strip receivable, which totaled $14.5 million at March 31, 2002, is classified as a trading account asset. All other short-term investments are considered to be cash equivalents.

        Average short-term investments for the three months ended March 31, 2002 totaled $264.2 million, up $127.4 million (93%) compared to $136.8 million in the fourth quarter of 2001 and up $101.5 million (62%) compared to $162.7 million in the first quarter of 2001. The increase in short-term investments from the fourth quarter of 2001 is primarily due to an increase in federal funds sold due to excess funds available in the first quarter of 2002. The growth in short-term investments from the first quarter of 2001 resulted primarily from increases in federal funds sold and the interest only strip receivable, partially offset by a decreased level of reverse repurchase agreements. The growth of federal funds sold is primarily due to increased levels of cash from the previously mentioned securitization of indirect auto loans in the second quarter of 2001.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the first quarter of 2002 decreased $121.2 million (26%) compared to the fourth quarter of 2001, and increased $175.9 million (104%) compared to the first quarter of 2001. As a result of lower interest rates the Company experienced an increase in the level of fixed-rate mortgage loans originated. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total managed delinquencies decreased $11.5 million (17%) from March 31, 2001 and $16.5 million (23%) from December 31, 2001. Accruing loans past due 90 days or more, which are primarily consumer loans, were $7.5 million at March 31, 2002 compared to $7.6 million at March 31, 2001 and $8.0 million at December 31, 2001.

TABLE 2 - LOAN DELINQUENCIES

	March 31	Dec. 31	Sept. 30	June 30	March 31
($ in millions)	2002	2001	2001	2001	2001

Days past due:
30 to 89 days	$ 43.5	$ 57.8	$ 52.9	$ 49.7	$ 58.9
90 days or more	7.5	8.0	6.9	6.9	7.6

Total delinquencies	51.0	65.8	59.8	56.6	66.5
Securitized indirect auto delinquencies	4.0	5.7	6.8	3.9	-

Total managed delinquencies	$ 55.0	$ 71.5	$ 66.6	$ 60.5	$ 66.5

Total delinquencies as a percentage of loans:
Commercial	0.10%	0.25%	0.05%	0.14%	0.31%
Small business	0.46%	0.41%	0.44%	0.31%	0.55%
Consumer	0.63%	0.84%	0.80%	0.79%	0.69%
Total held loans	0.46%	0.59%	0.53%	0.50%	0.56%
Managed consumer	0.66%	0.87%	0.84%	0.78%	0.69%
Total managed loans	0.48%	0.61%	0.56%	0.51%	0.56%

        Managed consumer delinquencies include delinquencies related to indirect auto loans securitized. Total managed delinquencies as a percentage of total managed loans at March 31, 2002 were 0.48%, down from 0.56% a year ago and 0.61% at December 31, 2001. Commercial delinquencies decreased from a year ago primarily due to a single real estate secured loan that was brought current. The decrease in consumer delinquencies from the prior quarter and a year ago was primarily driven by the indirect auto portfolio.

TABLE 3 - NONPERFORMING ASSETS

	March 31	Dec. 31	Sept. 30	June 30	March 31
($ in thousands)	2002	2001	2001	2001	2001

Nonaccrual loans:
Commercial	$ 28,027	$ 28,361	$ 33,292	$ 29,862	$ 50,908
Small business	33,301	31,448	25,817	21,247	19,393
Consumer	10,814	11,079	10,737	10,070	7,163

Total nonperforming loans	72,142	70,888	69,846	61,179	77,464

Foreclosed assets	5,921	5,782	7,217	6,647	4,475
Excess bank-owned property	1,450	1,482	1,076	1,148	2,573

Total nonperforming assets	$ 79,513	$ 78,152	$ 78,139	$ 68,974	$ 84,512

Reserve for loan losses	$ 205,237	$ 195,766	$ 182,203	$ 178,618	$ 180,778
Nonperforming loan ratio:
Commercial loans	1.00%	0.96%	1.14%	0.96%	1.54%
Small business loans	1.35%	1.26%	1.03%	0.86%	0.80%
Consumer loans	0.19%	0.19%	0.18%	0.18%	0.12%
Total loans	0.65%	0.63%	0.61%	0.54%	0.65%
Nonperforming asset ratio	0.72%	0.69%	0.69%	0.61%	0.71%
Reserve for loan losses as a
percentage of nonperforming loans	284.49%	276.16%	260.86%	291.96%	233.37%

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $72.1 million at March 31, 2002, down from $77.5 million at March 31, 2001 and up from $70.9 million at December 31, 2001. The decline from a year ago was primarily due to sales, charge-offs and payments on commercial nonaccrual loans, offset by an increase in small business nonaccrual loans. The increase from the prior quarter was primarily driven by nonaccrual loans in the small business loan portfolio. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $5.9 million at March 31, 2002, up $1.4 million from a year earlier, and $0.1 million from December 31, 2001. Excess bank-owned property at March 31, 2002 was down $1.1 million from March 31, 2001, and relatively unchanged from December 31, 2001.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At March 31, 2002 the Company’s nonperforming asset ratio was 0.72% up from 0.71% at March 31, 2001 and 0.69% at December 31, 2001.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

        At March 31, 2002 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $61.3 million. The related portion of the reserve for loan losses was $10.1 million. The comparable amounts at March 31, 2001 were $70.3 million and $17.3 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $22.5 million were added to nonperforming loans during the first quarter of 2002, up from $19.8 million in the prior quarter. These inflows were primarily in the commercial and small business loan portfolios. This increase was partially offset by sales, payments and charge-offs which reduced nonperforming loans by $19.4 million. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2002	2001

	First	Fourth	Third	Second	First
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming loans
at beginning of period	$ 70,888	$ 69,846	$ 61,179	$ 77,464	$ 81,955
Additions	22,548	19,806	37,780	27,643	29,285
Charge-offs, gross	(4,608)	(6,192)	(10,812)	(12,560)	(7,461)
Transfers to OREO	(1,019)	(1,757)	(1,112)	(2,911)	(549)
Returns to performing status	(859)	(1,030)	(368)	(245)	(419)
Payments	(6,664)	(9,478)	(6,493)	(9,693)	(5,877)
Sales	(8,144)	(307)	(10,328)	(18,519)	(19,470)

Nonperforming loans
at end of period	$ 72,142	$ 70,888	$ 69,846	$ 61,179	$ 77,464

        In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming or past due 90 days and still accruing totaled $54.6 million at March 31, 2002.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $27.5 million provision for loan losses in the first quarter of 2002 compared to $18.0 million in the first quarter of 2001, and $29.3 million in the prior quarter. The provision for loan losses for the quarter exceeded net charge-offs by $9.5 million and reflected a strengthening of reserves in view of current uncertain economic trends.

        Net charge-offs totaled $18.0 million in the first quarter of 2002 compared to $15.4 million in the first quarter of 2001 and $15.7 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.65% in the first quarter of 2002, up from 0.51% in the first quarter of 2001, and from 0.56% in the fourth quarter of 2001. Commercial net charge-offs decreased to $2.5 million in the first quarter of 2002 from $3.4 million in the same period of 2001, and $3.8 million in the fourth quarter of 2001. The first quarter of 2001 included a net recovery of $1.8 million arising from the sale of a nonperforming commercial loan. Net charge-offs of $6.3 million in the small business portfolio for the first quarter of 2002 increased from $4.3 million in the first quarter of 2001, and $4.0 million in the fourth quarter of 2001. Consumer net charge-offs increased to $9.1 million in the first quarter of 2002, up from $7.6 million in the first quarter of 2001 and $7.9 million in the prior quarter. The increases in consumer net charge-offs from the prior year and the prior quarter were across most segments of the consumer portfolio, but year-on-year were primarily driven by increased charge-offs in the indirect automobile lending portfolio.

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

        There were no significant changes in the composition of the loan portfolio from the fourth quarter of 2001 except for the previously discussed decrease in the commercial portfolio. The Company continued to proactively manage its problem loan exposure in the first quarter of 2002. The reserve coverage of total loans at March 31, 2002 increased from the prior quarter and from a year ago resulting from an increase in the reserve while total loans declined. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating system and based on consistent application of the Company’s reserve methodology.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2002	2001

	First	Fourth	Third	Second	First
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$195,766	$182,203	$178,618	$180,778	$178,253
Loans charged off:
Commercial	(2,720)	(4,176)	(9,242)	(10,767)	(5,797)
Small business	(7,343)	(5,169)	(5,608)	(5,456)	(5,563)
Consumer	(11,232)	(9,870)	(10,793)	(9,502)	(9,682)
Recoveries:
Commercial	187	338	2,706	735	2,424
Small business	994	1,199	1,229	916	1,220
Consumer	2,085	1,991	2,293	2,082	2,046

Net loans charged off	(18,029)	(15,687)	(19,415)	(21,992)	(15,352)
Provision for loan losses	27,500	29,250	23,000	27,000	18,000
Transfer due to securitizations	-	-	-	(7,168)	(123)

Balance at end of period	$205,237	$195,766	$182,203	$178,618	$180,778

Reserve for loan losses
as a percentage of loans	1.85%	1.74%	1.60%	1.58%	1.52%
Annualized net charge-offs as a
percentage of average loans:
Commercial	0.35%	0.53%	0.88%	1.25%	0.39%
Small business	1.03%	0.64%	0.70%	0.74%	0.72%
Consumer	0.63%	0.54%	0.58%	0.48%	0.49%
Total loans	0.65%	0.56%	0.69%	0.74%	0.51%

        The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to the commercial portfolio decreased in the quarter and from a year ago, while the allocations to the other segments of the portfolio were relatively unchanged. The unallocated reserves increased during the quarter and from a year ago reflecting the higher level of provisioning as the Company continues to strengthen reserves in view of current economic trends and indications of credit deterioration in the small business and consumer portfolios. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio.

        The reserve coverage of annualized net charge-offs was 285% at March 31, 2002 compared to 312% at December 31, 2001 and 294% at March 31, 2001. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        The reserve for loan losses totaled $205.2 million, or 1.85% of total loans at March 31, 2002, compared to $180.8 million, or 1.52% of total loans at March 31, 2001 and $195.8 million, or 1.74% of total loans at December 31, 2001. The reserve for loan losses as a percentage of nonperforming loans was 284% at March 31, 2002, compared to 233% at March 31, 2001 and 276% at December 31, 2001. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends. Economic forecasts for the overall US economy for 2002 remain mixed, but management expects that the Company will be only modestly impacted by the economy in which we operate. The Company will continue to evaluate these levels and trends and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $12.7 billion in the first quarter of 2002, a $328.0 million (3%) increase from the first quarter of 2001. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	First Quarter 2002		Fourth Quarter 2001		First Quarter 2001

	Average	% of	Average	% of	Average	% of
($ in millions)	Balances	Deposits	Balances	Deposits	Balances	Deposits

Noninterest-bearing	$2,355.4	18.6%	$ 2,393.1	18.9%	$ 2,088.5	16.9%
NOW accounts	371.8	2.9	367.1	2.9	354.5	2.9
Money market deposit accounts	2,506.3	19.7	2,264.8	17.9	2,273.4	18.3
Savings accounts	2,678.5	21.1	2,694.4	21.3	2,262.5	18.3
Other consumer time deposits	2,555.7	20.1	2,656.0	20.9	2,899.7	23.4

Total core deposits	10,467.7	82.4	10,375.4	81.9	9,878.6	79.8

Public fund certificates of
deposit of $100,000 or more	836.7	6.6	798.6	6.3	840.7	6.8
Certificates of deposit of
$100,000 or more	839.3	6.6	913.6	7.2	1,105.6	8.9
Foreign time deposits	561.0	4.4	584.5	4.6	551.8	4.5

Total deposits	$12,704.7	100.0%	$ 12,672.1	100.0%	$ 12,376.7	100.0%

        Average core deposits totaled $10.5 billion in the first quarter of 2002, a $589.1 million (6%) increase from the first quarter of 2001. Average noninterest-bearing deposits grew $266.9 million and average savings deposits increased $416.0 million in the first quarter of 2002 compared to the first quarter of 2001. NOW account average balances were up $17.3 million and average money market deposit accounts were up $232.9 million in the first quarter of 2002 compared to the first quarter of 2001. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $285.3 million and average money market deposit accounts were down $35.1 million. Average consumer time deposits decreased $344.0 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease in consumer time deposits was primarily due to the rate environment and the movement of longer-term deposit funds into more liquid deposit products as the volatility of the market has increased. The net increases in average core deposits were primarily a result of Hibernia’s emphasis on attracting new deposits and expanding current banking relationships. A marketing campaign launched in January 2001, emphasizing Tower Gold ServicesSM, Tower Advantage Checking and OnePrice Business CheckingSM, has fueled continued growth in these deposit products.

        In an effort to grow lower-cost deposits and revenues through cross-selling opportunities, Hibernia launched a high performance checking campaign in March 2002, a simplified consumer-checking program that offers gifts to customers who open new personal checking accounts or refer prospects who then open new personal checking accounts. The campaign includes an extensive advertising and marketing program that is focused on Hibernia’s Completely Free CheckingSM product as well as other high performance checking products. The program was launched late in the quarter, and therefore did not have a significant effect on the first quarter’s balances, however, the high performance checking products have exceeded the Company’s expectations for new accounts opened and are anticipated to grow core deposits in 2002 and beyond.

        Average noncore deposits were down $261.1 million from the first quarter of 2001 to $2.2 billion or 18% of total deposits. Average large denomination certificates of deposit decreased $270.3 million compared to the first quarter of 2001 as a result of competitive pricing in the market. Average foreign time deposits increased $9.2 million due to successful efforts to market a treasury management product which sweeps commercial customer funds into higher-yielding Eurodollar deposits.

        Total deposits at March 31, 2002 were $12.8 billion, up $71.5 million (1%) from March 31, 2001.

BORROWINGS

        Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and Federal Home Loan Bank (FHLB) advances) decreased $880.2 million (34%) to $1.7 billion for the first quarter of 2002 compared to the first quarter of 2001. This decrease in borrowings reflects the reduction of federal funds purchased in June 2001 resulting from proceeds of $570.0 million from the securitization and sale of a portion of the indirect auto loan portfolio, discussed earlier.

        Average FHLB advances for the first quarter of 2002 totaled $1.0 billion, down from $1.1 billion in the first quarter of 2001. The FHLB may demand payment of $400 million in callable advances at quarterly intervals, of which $200 million is not callable before June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

        Of the $1.0 billion in FHLB advances outstanding at March 31, 2002, $640 million accrues interest at variable rates. Hibernia instituted partial hedges against the effect of rising interest rates on its variable rate debt by entering into interest rate swap agreements in the first and second quarters of 2001 whereby Hibernia will receive quarterly variable rate (LIBOR) payments and pay a fixed rate on a notional amount of $600 million. The estimated negative fair value of these interest rate swap agreements totaled $8.7 million at March 31, 2002, and is recorded on the balance sheet as a liability, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreement are accrued monthly, effectively converting $600 million of FHLB advances from a variable rate to a fixed rate.

        The Company’s reliance on borrowings continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

INTEREST RATE SENSITIVITY

        The primary objective of asset/liability management is controlling interest rate risk. On a continuing basis, management monitors the sensitivity of net interest income to changes in interest rates through methods that include simulation models and Gap reports. Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company’s net income and capital. Gap reports measure the net amount of assets or liabilities that reprice in the same time period over the remaining lives of those assets and liabilities. Using these tools, management attempts to optimize the asset/liability mix to minimize the impact of significant rate movements within a broad range of interest rate scenarios. Management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules, adjust maturities through the sale and purchase of securities available for sale, and enter into derivative contracts as a means of minimizing interest rate risk.

         Hibernia routinely runs various interest rate scenarios in order to measure and control the impact of changes in the rate environment on earnings. The Company develops scenarios to simulate immediate and sustained parallel interest rate shocks and compares the resulting net interest income to the results of a flat rate scenario. Policy limits the after tax changes in net interest income to 15% of projected 12-month net income. Based on the results of a simulation of a 200-basis-point increase in interest rates at March 31, 2002, the Company would expect a decrease in after-tax net interest income of $8.4 million. In a 100-basis-point decrease shock scenario (utilized in place of a 200-basis-point drop scenario due to the current low interest rate environment) after tax net interest income would increase $3.7 million. Results of both scenarios are within the limits of Hibernia's policy objective. In addition, the Company also simulates the effects on net interest income of a gradual parallel increase and decrease in interest rates over a twelve month period compared to a flat rate scenario. Both the increase and decrease scenarios show an increase in after tax net interest income of approximately $2.5 million.

        On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts, and forward sales contracts, to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on its own behalf and for customers. With the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001, instruments which previously were not reported on the balance sheet, primarily interest rate swaps and forward sales contracts, are now recorded as assets and liabilities. The effect of adopting SFAS No. 133 was not material.

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $262.8 million and an estimated positive fair value of $1.7 million were designated as fair value hedges at March 31, 2002. The related hedged mortgage loans held for sale had a principal balance of $262.8 million and were decreased by a negative change in fair value of $1.7 million at March 31, 2002, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At March 31, 2002 interest rate lock commitments had a notional amount of $412.1 million with a negative fair value of $4.2 million. The related forward sales contracts had a notional amount of $412.1 million and a positive fair value of $4.7 million at March 31, 2002.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.8 billion at March 31, 2002, with positive fair values of $20.1 million and negative fair values of $16.7 million.

        Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $9.5 million at March 31, 2002, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $600 million. The estimated negative fair value of derivative financial instruments designated as cash flow hedges totaled $8.7 million at March 31, 2002.

RESULTS OF OPERATIONS:

NET INTEREST INCOME

        Taxable-equivalent net interest income for the first quarter of 2002 totaled $173.1 million, an $11.7 million (7%) increase from the first quarter of 2001 and a $1.6 million (1%) decrease from the fourth quarter of 2001.

        The increase in net interest income for the first quarter of 2002 over the first quarter of 2001 was primarily due to the impact of changes in interest rates on the Company’s balance sheet. The average yield on earning assets declined 162 basis points while the average cost on interest-bearing liabilities decreased 236 basis points, reflecting the Company’s net liability-sensitive position.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2002	2001

	First	Fourth	Third	Second	First
(Percentage of average balances)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial loans	19.0%	19.0%	19.5%	21.0%	21.9%
Small business loans	16.2	16.5	16.3	15.9	15.4
Consumer loans	37.9	38.6	38.2	39.9	40.3

Total loans	73.1	74.1	74.0	76.8	77.6

Securities available for sale	21.3	20.1	18.8	18.2	17.9
Securities held to maturity	1.6	1.8	2.0	2.2	2.3

Total securities	22.9	21.9	20.8	20.4	20.2

Short-term investments	1.7	0.9	3.2	0.9	1.1
Mortgage loans held for sale	2.3	3.1	2.0	1.9	1.1

Total interest-earning assets	100.0%	100.0%	100.0%	100.0%	100.0%

         Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2002	2001

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Yield on earning assets	6.59%	6.93%	7.42%	7.88%	8.21%
Rate on interest-bearing liabilities	2.53	2.96	3.78	4.23	4.89

Net interest spread	4.06	3.97	3.64	3.65	3.32
Contribution of
noninterest-bearing funds	0.53	0.61	0.73	0.79	0.85

Net interest margin	4.59%	4.58%	4.37%	4.44%	4.17%

Noninterest-bearing funds
supporting earning assets	20.68%	20.75%	19.20%	18.57%	17.35%

        The net interest margin was 4.59% for the first quarter of 2002, an increase of 42 basis points from the first quarter of 2001 and one basis point from the fourth quarter of 2001. The increase in the net interest margin from the first quarter of 2001 reflects the decline in interest rates in addition to a steepening yield curve.

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 2002 and the fourth quarter of 2001 and between the first quarter of 2002 and the first quarter of 2001.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	First Quarter 2002 Compared to:

	Fourth Quarter 2001			First Quarter 2001

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent
interest earned on:
Commercial loans	$ 241	$(5,036)	$(4,795)	$(9,550)	$(24,018)	$(33,568)
Small business loans	(643)	(4,001)	(4,644)	1,395	(11,607)	(10,212)
Consumer loans	(2,079)	(4,296)	(6,375)	(10,699)	(11,609)	(22,308)

Loans	(2,481)	(13,333)	(15,814)	(18,854)	(47,234)	(66,088)

Securities available for sale	2,535	(1,017)	1,518	6,384	(8,315)	(1,931)
Securities held to maturity	(544)	23	(521)	(1,742)	(257)	(1,999)

Securities	1,991	(994)	997	4,642	(8,572)	(3,930)

Short-term investments	740	20	760	1,010	(1,803)	(793)
Mortgage loans held for sale	(1,904)	(51)	(1,955)	2,782	(274)	2,508

Total	(1,654)	(14,358)	(16,012)	(10,420)	(57,883)	(68,303)

Interest paid on:
NOW accounts	18	(187)	(169)	133	(1,766)	(1,633)
Money market
deposit accounts	746	(1,154)	(408)	1,462	(10,046)	(8,584)
Savings accounts	(73)	(3,489)	(3,562)	3,761	(18,767)	(15,006)
Other consumer time deposits	(1,146)	(3,678)	(4,824)	(4,390)	(9,443)	(13,833)
Public fund certificates of
deposit of $100,000 or more	301	(1,628)	(1,327)	(60)	(7,219)	(7,279)
Certificates of deposit
of $100,000 or more	(847)	(1,696)	(2,543)	(3,506)	(4,975)	(8,481)
Foreign deposits	(110)	(500)	(610)	117	(5,080)	(4,963)
Federal funds purchased	14	(121)	(107)	(6,569)	(5,596)	(12,165)
Repurchase agreements	(88)	(555)	(643)	(211)	(5,153)	(5,364)
Federal Home Loan Bank advances	(114)	(139)	(253)	(1,126)	(1,581)	(2,707)

Total	(1,299)	(13,147)	(14,446)	(10,389)	(69,626)	(80,015)

Taxable-equivalent
net interest income	$ (355)	$(1,211)	$(1,566)	$ (31)	$11,743	$11,712

(1) Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

        The analysis of Consolidated Average Balances, Interest and Rates on pages 26 and 27 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended March 31, 2002, December 31, 2001 and March 31, 2001.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)	First Quarter 2002

(Average balances $ in millions,	Average
interest $ in thousands)	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,905.0	$ 37,468	5.23%
Small business loans	2,466.4	46,518	7.65
Consumer loans	5,762.4	111,834	7.85

Total loans (2)	11,133.8	195,820	7.12

Securities available for sale	3,239.9	42,149	5.20
Securities held to maturity	238.2	3,501	5.88

Total securities	3,478.1	45,650	5.25

Short-term investments	264.2	1,535	2.36
Mortgage loans held for sale	345.8	5,431	6.28

Total interest-earning assets	15,221.9	$ 248,436	6.59%

Reserve for loan losses	(199.5)
Noninterest-earning assets:
Cash and due from banks	559.3
Other assets	796.0

Total noninterest-earning assets	1,355.3

Total assets	$ 16,377.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 371.8	$ 1,218	1.33%
Money market deposit accounts	2,506.3	7,049	1.14
Savings accounts	2,678.5	8,915	1.35
Other consumer time deposits	2,555.7	26,429	4.19
Public fund certificates of deposit
of $100,000 or more	836.7	5,244	2.54
Certificates of deposit of $100,000 or more	839.3	8,470	4.09
Foreign time deposits	561.0	2,219	1.60

Total interest-bearing deposits	10,349.3	59,544	2.33

Short-term borrowings:
Federal funds purchased	119.1	436	1.49
Repurchase agreements	562.3	2,110	1.52
Federal Home Loan Bank advances	1,042.8	13,231	5.15

Total interest-bearing liabilities	12,073.5	$ 75,321	2.53%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,355.4
Other liabilities	362.8

Total noninterest-bearing liabilities	2,718.2

Total shareholders' equity	1,586.0

Total liabilities and shareholders' equity	$ 16,377.7

SPREAD AND NET YIELD
Interest rate spread			4.06%
Cost of funds supporting interest-earning assets			2.00%
Net interest income/margin		$ 173,115	4.59%

(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)	Fourth Quarter 2001			First Quarter 2001

(Average balances $ in millions,	Average			Average
interest $ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,888.4	$ 42,263	5.81%	$ 3,420.4	$ 71,0364	8.42%
Small business loans	2,498.2	51,162	8.13	2,405.9	56,730	9.56
Consumer loans	5,866.9	118,209	8.01	6,286.6	134,142	8.63

Total loans (2)	11,253.5	211,634	7.47	12,112.9	261,908	8.75

Securities available for sale	3,046.5	40,631	5.33	2,798.1	44,080	6.31
Securities held to maturity	275.2	4,022	5.85	355.9	5,500	6.18

Total securities	3,321.7	44,653	5.38	3,154.0	49,580	6.29

Short-term investments	136.8	775	2.25	162.7	2,328	5.80
Mortgage loans held for sale	467.0	7,386	6.34	169.9	2,923	6.88

Total interest-earning assets	15,179.0	$ 264,448	6.93%	15,599.5	$ 316,739	8.21%

Reserve for loan losses	(187.5)			(179.1)
Noninterest-earning assets:
Cash and due from banks	544.4			521.9
Other assets	796.6			764.8

Total noninterest-earning assets	1,341.0			1,286.7

Total assets	$ 16,332.5			$ 16,707.1

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 367.1	$ 1,387	1.50%	$ 354.5	$ 2,851	3.26%
Money market deposit accounts	2,264.8	7,457	1.31	2,273.4	15,633	2.79
Savings accounts	2,694.4	12,477	1.84	2,262.5	23,921	4.29
Other consumer time deposits	2,656.0	31,253	4.67	2,899.7	40,262	5.63
Public fund certificates of deposit
of $100,000 or more	798.6	6,571	3.26	840.7	12,523	6.04
Certificates of deposit of $100,000 or more	913.6	11,013	4.78	1,105.6	16,951	6.22
Foreign time deposits	584.5	2,829	1.92	551.8	7,182	5.28

Total interest-bearing deposits	10,279.0	72,987	2.82	10,288.2	119,323	4.70

Short-term borrowings:
Federal funds purchased	116.3	543	1.85	899.3	12,601	5.68
Repurchase agreements	581.5	2,753	1.88	579.1	7,474	5.23
Federal Home Loan Bank advances	1,051.8	13,484	5.09	1,126.0	15,938	5.74

Total interest-bearing liabilities	12,028.6	$ 89,767	2.96%	12,892.6	$ 155,336	4.89%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,393.1			2,088.5
Other liabilities	356.2			223.3

Total noninterest-bearing liabilities	2,749.3			2,311.8

Total shareholders' equity	1,554.6			1,502.7

Total liabilities and shareholders' equity	$ 16,332.5			$ 16,707.1

SPREAD AND NET YIELD
Interest rate spread			3.97%			3.32%
Cost of funds supporting interest-earning assets			2.35%			4.04%
Net interest income/margin		$ 174,681	4.58%		$ 161,403	4.17%

(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the first quarter of 2002 was up $15.1 million (22%) to $84.8 million compared to the same period of 2001. Excluding securities transactions, noninterest income increased $14.6 million (20%) to $88.2 million in the first three months of 2002 compared to the same period in 2001. The major categories of noninterest income for the three months ended March 31, 2002 and 2001 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended

			Percentage
	March 31	March 31	Increase
($ in thousands)	2002	2001	(Decrease)

Service charges on deposits	$ 31,664	$ 27,242	16%
Mortgage loan origination and servicing fees	8,186	6,522	26
Retail investment service fees	8,089	7,344	10
Trust fees	6,343	6,677	(5)
Investment banking	2,996	3,350	(11)
Insurance	4,059	3,360	21
Other service, collection and
exchange charges:
ATM fees	3,761	3,629	4
Debit/credit card fees	5,028	4,071	24
Other	5,184	4,163	25

Total other service, collection
and exchange charges	13,973	11,863	18

Gain on sales of mortgage loans	8,214	1,438	471
Other operating income:
Mortgage loan derivative income	119	332	(64)
Derivative income from interest rate contracts	409	1,826	(78)
Other income	4,110	3,581	15

Total other operating income	4,638	5,739	(19)

Securities losses, net	(3,408)	(3,914)	13

Total noninterest income	$ 84,754	$ 69,621	22%

        Service charges on deposits increased $4.4 million (16%) for the first quarter of 2002 over the comparable period in 2001. This change was primarily the result of growth in transaction-based fees, commercial account analysis fees and increased treasury management products and services. Contributing to this increase was the implementation of a new fee structure in the fourth quarter of 2001.

        Mortgage loan origination and servicing fees increased $1.7 million (26%) in the first quarter of 2002 compared to the same period in 2001. The increase in mortgage fees resulted primarily from increased mortgage activity due to favorable interest rates during the first quarter of 2002. The volume of mortgage loans serviced increased to $9.3 billion at March 31, 2002 compared to $7.0 billion at March 31, 2001. In the first quarter of 2002, Hibernia originated over $1.0 billion in residential first mortgages compared to $728 million in the first quarter of 2001.

        Retail investment service fees increased $0.7 million (10%) in the first quarter of 2002 over the comparable period in 2001. The increase was primarily due to market conditions which resulted in an increase in sales of fixed annuity products, partially offset by a decrease in sales of variable annuities.

        Insurance increased $0.7 million (21%) in the first quarter of 2002 compared to the same period in 2001. This increase is due to growth in new business written, approximately one-fourth of which resulted from cross-selling insurance products to existing bank customers.

        Other service, collection and exchange charges were up $2.1 million (18%) in the first quarter of 2002 compared to the same periods in 2001. Fees generated by Hibernia’s CheckmateSM debit card and Capital AccessSM credit card for small businesses led to a $1.0 million increase in debit/credit card fees in the first quarter of 2002 compared to the same period in 2001. Servicing fees associated with the indirect auto loan securitization in June 2001 added $1.1 million to noninterest income in the first quarter of 2002.

        Gains on sales of mortgage loans increased $6.8 million in the first quarter of 2002 compared to the same period in 2001. These increases were primarily due to the lower interest rate environment, resulting in an increase in fixed-rate loans, which are generally sold with servicing rights retained.

        Other operating income decreased $1.1 million (19%) in the first quarter of 2002 compared to the same period in 2001. On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the adoption of SFAS No. 133 (as amended), $0.6 million was recognized in noninterest income due to the cumulative effect of the accounting change. The after-tax cumulative effect of the change in accounting of $0.4 million was considered immaterial and therefore is not separately presented in the Consolidated Income Statements. For the first quarter of 2002, derivative income associated with interest rate contracts decreased $1.4 million primarily due to the implementation of SFAS No. 133 and a higher volume of contracts originated due to the rate environment in the first quarter of 2001. Income from the indirect loan securitization added $0.5 million to other operating income in the first quarter of 2002.

        Net securities losses totaled $3.4 million in the first three months of 2002 compared to net securities losses of $3.9 million for the same period in 2001. The 2002 and 2001 losses are primarily due to writedowns of $3.5 million and $4.3 million, respectively, for permanent impairment of private-equity investments. The Company does not plan any new direct private-equity investments.

NONINTEREST EXPENSE

        For the first quarter of 2002, noninterest expense totaled $136.9 million, a $5.1 million (4%) increase from the first quarter of 2001. Noninterest expense for the three months ended March 31, 2002 and 2001 is presented by major category in Table 11.

        Staff costs, which represent the largest component of noninterest expense, increased $3.4 million (5%) in the first quarter of 2002 as compared to the first quarter of 2001 as a result of wage increases, higher bonus and incentive accruals and increased medical insurance expense, offset by a decrease in severance costs. First quarter 2002 staff costs increased only $0.8 million (1%) compared to the fourth quarter 2001, showing the positive effects of initiatives launched in the third quarter of 2001 to control levels of staffing and general expenses.

        Advertising and promotional expenses increased $1.1 million (25%) to $5.3 million for the first quarter of 2002 compared to the same period in 2001. The increase from the prior year was primarily due to increased marketing expenses associated with the promotion of the high performance checking products introduced in the first quarter of 2002.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, in which intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The Company’s goodwill qualifies for the nonamortization provisions of this statement, and therefore, no goodwill amortization expense was recorded in 2002. The Company did not record any impairment of goodwill during the first quarter of 2002.

        Amortization of other intangibles, a noncash expense, increased $2.0 million (44%) to $6.7 million for the first quarter of 2002 compared to the same period a year ago. The increase is primarily the result of higher amortization of mortgage servicing rights as a result of increased volume of mortgage loans serviced and prepayments.

TABLE 11 - NONINTEREST EXPENSE

	Three Months Ended

			Percentage
	March 30	March 30	Increase
($ in thousands)	2002	2001	(Decrease)

Salaries	$ 58,103	$ 56,705	2%
Benefits	12,455	10,479	19

Total staff costs	70,558	67,184	5

Occupancy, net	9,195	9,452	(3)
Equipment	7,849	7,853	-

Total occupancy and equipment	17,044	17,305	(2)

Data processing	8,380	7,946	5
Advertising and promotional expenses	5,321	4,249	25
Foreclosed property expense, net	20	139	(86)
Amortization of goodwill	-	3,188	(100)
Amortization of other intangibles	6,739	4,696	44
Telecommunications	2,285	2,361	(3)
Postage	1,899	2,061	(8)
Stationery and supplies	2,062	2,054	-
Professional fees	2,680	1,704	57
State taxes on equity	3,762	3,559	6
Regulatory expense	1,070	1,067	-
Loan collection expense	2,034	2,444	(17)
Other	13,045	11,865	10

Total noninterest expense	$ 136,899	$ 131,822	4%

Efficiency ratio (1)	52.40%	56.11%
Adjusted efficiency ratio (2)	52.40%	54.75%

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).
(2) Excluding amortization of goodwill.

        Professional fees increased $1.0 million (57%) for the first quarter of 2002 compared to the same period a year ago. These increases in 2002 were primarily the result of a contingency fee associated with certain revenue enhancement initiatives and higher consulting fees related to the launch of the high performance checking products, both initiated in the first quarter of 2002.

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the first quarter of 2002 was 52.40% compared to 56.11% for the first quarter of 2001. The first quarter 2001 efficiency ratio adjusted to exclude amortization of goodwill from the calculation was 54.75%.

INCOME TAXES

        The Company recorded $32.0 million in income tax expense in the first quarter of 2002, a $3.7 million (13%) increase from $28.4 million in the first quarter of 2001, as pre-tax income rose 16%. The Company’s effective tax rate for the first quarter of 2002 was 35.1% as compared to 36.0% for the first quarter of 2001. The decrease in the effective tax rate is primarily due to the elimination of non-deductible goodwill expense in 2002 as a result of the adoption of a new accounting standard, discussed earlier.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of certain subsidiaries of the Company and Hibernia National Bank are also subject to Texas franchise tax.

CAPITAL

        Shareholders’ equity totaled $1,585.4 million at March 31, 2002 compared to $1,529.8 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $227.7 million and the issuance of $32.9 million of common stock, partially offset by the redemption of $87.0 million of preferred stock, $84.6 million in dividends declared on common stock, the acquisition of $24.2 million of treasury stock and an $18.2 million decrease in accumulated other comprehensive income.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 12 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 12 - CAPITAL

	March 31	Dec. 31	Sept. 30	June 30	March 31
($ in millions)	2002	2001	2001	2001	2001

Risk-based capital:
Tier 1	$ 1,344.5	$ 1,307.7	$ 1,352.8	$ 1,309.0	$ 1,267.4
Total	1,503.1	1,469.3	1,514.1	1,469.4	1,426.8

Assets:
Quarterly average assets (1)	16,123.8	16,062.9	16,170.5	16,191.5	16,456.8
Net risk-adjusted assets	12,633.7	12,894.7	12,887.5	12,816.8	12,731.0

Ratios:
Tier 1 risk-based capital	10.64%	10.14%	10.50%	10.21%	9.96%
Total risk-based capital	11.90%	11.39%	11.75%	11.46%	11.21%
Leverage	8.34%	8.14%	8.37%	8.09%	7.70%

(1) Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        In the first quarter of 2002, the Company repurchased 1.2 million shares of its common stock at a cumulative weighted average price of $18.01 under terms of a buyback program that expired in April 2002. In April 2002, Hibernia’s Board of Directors authorized the Company to begin another buyback program under terms that allow for the repurchase of up to 3.5 million additional shares of its common stock over the next 12 months.

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

        Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $10.5 billion at March 31, 2002, a $341.3 million (3%) increase from March 31, 2001. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of attractive deposit products. Management expects the volume of core deposits to increase further in 2002 as a result of the promotion of the high performance checking products, discussed earlier. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

        The loan-to-deposit ratio, one measure of liquidity, was 86.8% at March 31, 2002, 86.8% at December 31, 2001, and 93.8% at March 31, 2001. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 17.7% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the first quarter of 2002, down from 19.0% in the fourth quarter of 2001 and 24.7% in the first quarter of 2001. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.6 billion residential first mortgage portfolio and $1.6 billion indirect consumer portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates. As previously discussed, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio in the second quarter of 2001 and used the proceeds to substantially reduce the balance of federal funds purchased.

        Statements in this report that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, prepayment speeds, loan demand, changes in business or consumer spending, borrowing or savings habits, competition, stock price volatility, government monetary policy, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Hibernia undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

Item 3.     Quantitative and Qualitative Discosures about Market Risk

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

10.48                    Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Consulting Agreement by and between Hibernia National Bank and Donald J. Nalty effective October 1, 2001)

13                         Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (2001 Annual Report to security holders of Hibernia Corporation
(excluding the portions thereof not incorporated by reference therein))

21                         Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Subsidiaries of the Registrant)

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

(b) Reports on Form 8-K

A report on Form 8-K dated January 16, 2002 was filed by the registrant reporting Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated April 11, 2002 was filed by the registrant reporting Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 Regulation FD Disclosure.

*Exhibits and Reports on Form 8-K have been separately filed with the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

HIBERNIA CORPORATION (Registrant)

Date: May 14, 2002	By: /s/ Ron E. Samford, Jr.
Ron E. Samford, Jr.
Executive Vice President and Controller
Chief Accounting Officer
(in his capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)