Form 10-Q
period 2002-06-30
HIBERNIA CORP
filed 2002-08-14
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002                                                                                         Commission file No. 1-10294

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

   YES   X          NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at July 31, 2002 158,107,045 Shares

HIBERNIA CORPORATION
INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds	***

Item 4. Submission of Matters to a Vote of Security Holders	***

Item 5. Other Information	***

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries	June 30	December 31	June 30
Unaudited ($ in thousands)	2002	2001	2001

Assets
Cash and cash equivalents	$ 647,950	$ 698,713	$ 945,422
Trading account assets	12,390	18,078	25,211
Securities available for sale	3,077,831	3,241,277	2,797,152
Securities held to maturity (estimated fair value of $208,109, $254,087
$319,838 at June 30, 2002, December 31, 2001 and
June 30, 2001, respectively)	202,538	249,884	315,201
Mortgage loans held for sale	381,476	566,933	327,220
Loans, net of unearned income	11,345,488	11,240,982	11,286,219
Reserve for loan losses	(212,343)	(195,766)	(178,618)

Loans, net	11,133,145	11,045,216	11,107,601

Bank premises and equipment	205,104	204,839	207,597
Customers' acceptance liability	52	-	29
Other assets	625,192	593,236	581,125

Total assets	$ 16,285,678	$ 16,618,176	$ 16,306,558

Liabilities
Deposits:
Noninterest-bearing	$ 2,401,198	$ 2,484,812	$ 2,231,808
Interest-bearing	10,380,266	10,468,300	10,447,159

Total deposits	12,781,464	12,953,112	12,678,967

Short-term borrowings	628,286	752,747	740,140
Liability on acceptances	52	-	29
Other liabilities	218,840	309,555	176,715
Federal Home Loan Bank advances	1,042,593	1,042,983	1,143,396

Total liabilities	14,671,235	15,058,397	14,739,247

Shareholders' equity
Preferred Stock, no par value:
Authorized - 100,000,000 shares; 1,739,000 shares of Series A
issued and outstanding at June 30, 2001	-	-	86,950
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 165,744,139,
162,351,682 and 161,737,778 at June 30, 2002,
December 31, 2001 and June 30, 2001, respectively	318,229	311,715	310,537
Surplus	481,428	446,900	438,164
Retained earnings	927,801	850,295	780,500
Treasury stock at cost: 6,828,805 shares at June 30, 2002 and
3,284,720 shares at December 31, 2001 and June 30, 2001	(104,086)	(35,927)	(35,927)
Accumulated other comprehensive income	17,554	13,279	18,024
Unearned compensation	(26,483)	(26,483)	(30,937)

Total shareholders' equity	1,614,443	1,559,779	1,567,311

Total liabilities and shareholders' equity	$ 16,285,678	$ 16,618,176	$ 16,306,558

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
	Three Months Ended		Six Months Ended
	June 30		June 30

Unaudited ($ in thousands, except per-share data)	2002	2001	2002	2001

Interest income
Interest and fees on loans	$ 196,050	$ 245,695	$ 390,927	$ 506,545
Interest on securities available for sale	40,672	42,464	81,567	85,084
Interest on securities held to maturity	3,157	5,035	6,658	10,535
Interest on short-term investments	2,069	1,369	3,604	3,697
Interest and fees on mortgage loans held for sale	5,546	5,023	10,977	7,946

Total interest income	247,494	299,586	493,733	613,807

Interest expense
Interest on deposits	57,096	107,066	116,640	226,389
Interest on short-term borrowings	2,371	9,943	4,917	30,018
Interest on Federal Home Loan Bank advances	13,296	14,814	26,527	30,752

Total interest expense	72,763	131,823	148,084	287,159

Net interest income	174,731	167,763	345,649	326,648
Provision for loan losses	20,000	27,000	47,500	45,000

Net interest income after provision for loan losses	154,731	140,763	298,149	281,648

Noninterest income
Service charges on deposits	34,051	28,977	65,715	56,219
Mortgage loan origination and servicing fees	8,689	6,997	16,875	13,519
Retail investment fees	8,171	6,357	16,260	13,701
Trust fees	6,331	6,700	12,674	13,377
Investment banking	5,763	3,953	8,759	7,303
Insurance	3,929	3,640	7,988	7,000
Other service, collection and exchange charges	15,066	12,433	29,039	24,296
Gain on sales of mortgage loans	3,886	4,230	12,100	5,668
Other operating income	4,670	14,612	9,308	20,351
Securities losses, net	(6,563)	(5,454)	(9,971)	(9,368)

Total noninterest income	83,993	82,445	168,747	152,066

Noninterest expense
Salaries and employee benefits	73,501	72,212	144,059	139,396
Occupancy expense, net	8,980	9,570	18,175	19,022
Equipment expense	7,994	7,569	15,843	15,422
Data processing expense	8,476	7,872	16,856	15,818
Advertising and promotional expense	5,078	4,466	10,399	8,715
Foreclosed property expense, net	219	323	239	462
Amortization of goodwill	-	3,206	-	6,394
Amortization of intangibles	8,732	4,979	15,471	9,675
Other operating expense	29,684	27,664	58,521	54,779

Total noninterest expense	142,664	137,861	279,563	269,683

Income before income taxes	96,060	85,347	187,333	164,031
Income tax expense	33,525	30,445	65,562	58,796

Net income	$ 62,535	$ 54,902	$ 121,771	$ 105,235

Net income applicable to common shareholders	$ 62,535	$ 53,402	$ 121,771	$ 102,235

Net income excluding amortization of goodwill	$ 62,535	$ 57,818	$ 121,771	$ 111,050

Net income applicable to common shareholders excluding
amortization of goodwill	$ 62,535	$ 56,318	$ 121,771	$ 108,050

Per common share information:
Net income	$ 0.40	$ 0.34	$ 0.77	$ 0.66

Net income - assuming dilution	$ 0.39	$ 0.34	$ 0.76	$ 0.65

Net income excluding amortization of goodwill	$ 0.40	$ 0.36	$ 0.77	$ 0.69

Net income excluding amortization of goodwill - assuming dilution	$ 0.39	$ 0.35	$ 0.76	$ 0.68

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive		Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Other	Income

Balances at December 31, 2001	$ -	$ 311,715	$ 446,900	$ 850,295	$ 13,279	$ (62,410)
Net income	-	-	-	121,771	-	-	$ 121,771
Unrealized gains (losses) on securities,
net of reclassification adjustments	-	-	-	-	11,543	-	11,543
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	-	-	-	-	(7,268)	-	(7,268)
Comprehensive income							$ 126,046
Issuance of common stock:
Stock Option Plan	-	6,379	23,311	-	-	-
Restricted stock awards	-	135	551	-	-	-
Cash dividends declared on
Common ($.28 per share)	-	-	-	(44,265)	-	-
Acquisition of treasury stock	-	-	-	-	-	(68,159)
Net tax benefit related to Stock Option Plans
and Employee Stock Ownership Plan	-	-	11,003	-	-	-
Other	-	-	(337)	-	-	-

Balances at June 30, 2002	$ -	$ 318,229	$ 481,428	$ 927,801	$ 17,554	$ (130,569)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive		Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Other	Income

Balances at December 31, 2000	$ 86,950	$ 309,147	$ 432,378	$ 718,719	$ (679)	$ (66,864)
Net income	-	-	-	105,235	-	-	$ 105,235
Unrealized gains (losses) on securities,
net of reclassification adjustments	-	-	-	-	14,569	-	14,569
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	-	-	-	-	4,134	-	4,134
Comprehensive income							$ 123,938
Issuance of common stock:
Stock Option Plan	-	1,375	5,009	-	-	-
Restricted stock awards	-	15	99	-	-	-
Cash dividends declared:
Preferred ($1.725 per share)	-	-	-	(3,000)	-	-
Common ($.26 per share)	-	-	-	(40,454)	-	-
Acceleration of vesting of stock options	-	-	844	-	-	-
Other	-	-	(166)	-	-	-

Balances at June 30, 2001	$ 86,950	$ 310,537	$ 438,164	$ 780,500	$ 18,024	$ (66,864)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Six Months Ended June 30
Unaudited ($ in thousands)	2002	2001

Operating activities
Net income	$ 121,771	$ 105,235
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Provision for loan losses	47,500	45,000
Amortization of intangibles and deferred charges	15,460	16,036
Depreciation and amortization	15,334	14,592
Non-cash derivative instruments gains, net	(469)	(2,587)
Non-cash compensation expense	-	844
Premium amortization, net	220	1,347
Realized securities losses, net	9,971	9,368
Gains on sales of assets, net	(430)	(11,589)
Provision for losses on foreclosed and other assets	527	409
Decrease (increase) in mortgage loans held for sale	200,544	(201,601)
Decrease (increase) in deferred income tax asset	(93)	487
Net tax benefit related to Stock Option Plans and the
Employee Stock Ownership Plan	11,003	-
Increase in interest receivable and other assets	(18,462)	(44,311)
Increase in interest payable and other liabilities	10,835	28,711

Net cash provided (used) by operating activities	413,711	(38,059)

Investing activities
Purchases of securities available for sale	(3,873,889)	(852,169)
Proceeds from maturities of securities available for sale	3,811,312	398,061
Proceeds from maturities of securities held to maturity	47,244	46,581
Proceeds from sales of securities available for sale	104,951	623,020
Net decrease in loans	10,236	50,346
Proceeds from sales of loans	10,135	643,486
Purchases of loans	(158,523)	(194,079)
Purchases of premises, equipment and other assets	(37,659)	(31,344)
Proceeds from sales of foreclosed assets and excess bank-owned property	2,598	1,104
Proceeds from sales of premises, equipment and other assets	818	13
Acquisition, net of cash acquired of $36	(2,464)	-

Net cash provided (used) by investing activities	(85,241)	685,019

Financing activities
Net decrease in deposits	(171,648)	(13,765)
Net decrease in short-term borrowings	(124,461)	(570,375)
Proceeds from Federal Home Loan Bank advances	-	300,000
Payments on Federal Home Loan Bank advances	(390)	(200,600)
Proceeds from issuance of common stock	29,690	6,384
Dividends paid	(44,265)	(43,454)
Acquisition of treasury stock	(68,159)	-

Net cash used by financing activities	(379,233)	(521,810)

Increase (decrease) in cash and cash equivalents	(50,763)	125,150
Cash and cash equivalents at beginning of period	698,713	820,272

Cash and cash equivalents at end of period	$ 647,950	$ 945,422

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

        During the first quarter, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002. The results of these tests did not indicate impairment of the Company’s recorded goodwill. The carrying amount of goodwill not subject to amortization totaled $206,625,000 at January 1, 2002 and is included in the Company’s reportable segments as follows: Commercial - $58,276,000; Small Business - $48,340,000; Consumer - $100,001,000 and Investments and Public Funds - $8,000.

        On April 1, 2002, the Company purchased Friedler/LaRocca Financial Partners, L.L.C., a New Orleans based firm specializing in life insurance and other financial services for wealthy clients. Goodwill of $2,489,000 was recorded in the purchase transaction, and was added to the Commercial segment.

        The following table summarizes the purchase accounting intangible assets subject to amortization.

(in thousands)	June 30, 2002			June 30, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Purchase Accounting Intangibles	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit	$ 36,151	$ 27,908	$ 8,243	$ 36,151	$ 23,992	$ 12,159
Trust	17,059	8,472	8,587	17,059	6,273	10,786
Insurance expirations	3,884	728	3,156	3,884	294	3,590

Total	$ 57,094	$ 37,108	$ 19,986	$ 57,094	$ 30,559	$ 26,535

        The amortization expense of the purchase accounting intangibles for the three months ended June 30, 2002 and 2001 was $1,513,000 and $1,910,000, respectively and for the six months ended June 30, 2002 and 2001 was $3,097,000 and $3,891,000, respectively. Amortization expense for the remainder of 2002 is estimated to be $2,830,000. Estimated future amortization expense is as follows: 2003 - $5,008,000; 2004 - $4,335,000; 2005 - $3,741,000; 2006 -$2,217,000; 2007 - $719,000 and thereafter - $1,136,000. These estimates do not assume the addition of any new purchase accounting intangibles.

        Also included in intangible assets are capitalized mortgage servicing rights with net carrying amounts of $113,223,000 and $76,180,000 at June 30, 2002 and 2001, respectively. The carrying amounts are net of a reserve for temporary impairment of $17,001,000 and $3,225,000 at June 30, 2002 and 2001, respectively. Amortization expense of mortgage servicing rights totaled $7,219,000 and $3,069,000 for the three months ended June 30, 2002 and 2001, respectively, and $12,374,000 and $5,784,000 for the six months ended June 30, 2002 and 2001, respectively. Amortization expense includes additions to the impairment reserve of $1,700,000 in the second quarter of 2002 and $225,000 in the first quarter of 2001.

Note 3
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

        Options granted to employees and directors generally become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted unless the holder leaves the employ of the Company other than through retirement, death or disability, in which case the options expire at the date of termination. Options granted under the Long-Term Incentive Plan and the 1993 Director Stock Option Plan generally expire 10 years from the date of grant, although they may expire earlier if the holder dies, retires, becomes permanently disabled or leaves the employ of the Company (in which case the options expire at various times ranging from 90 days to 12 months). The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the death (but not later than January 31, 2006). All options vest immediately upon a change of control of the Company. Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company’s treasury stock.

        The following tables summarize the option activity in the plans during the second quarter of 2002. During 1997, the 1987 Stock Option Plan was terminated; therefore, at June 30, 2002 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan. At June 30, 2002, all options outstanding are nonqualified. There are no shares available for grant under the 2001 Nonqualified Stock Option Plan.

		Weighted
		Average
	Options	Exercise Price

1987 Stock Option Plan:
Outstanding, March 31, 2002	662,666	$ 7.22
Exercised	(642,666)	7.19

Outstanding, June 30, 2002	20,000	$ 8.31

Exercisable, June 30, 2002	20,000	$ 8.31

Long-Term Incentive Plan:
Outstanding, March 31, 2002	13,036,570	$ 14.35
Granted	5,000	20.22
Cancelled	(90,283)	14.83
Exercised	(510,805)	11.58

Outstanding, June 30, 2002	12,440,482	$ 14.47

Exercisable, June 30, 2002	5,484,292	$ 13.90

Available for grant, June 30, 2002	1,061,565

1993 Director Stock Option Plan:
Outstanding, March 31, 2002	402,500	$ 12.91
Granted	70,000	19.80
Exercised	(11,250)	12.31

Outstanding, June 30, 2002	461,250	$ 13.97

Exercisable, June 30, 2002	286,250	$ 12.68

Available for grant, June 30, 2002	322,500

2001 Nonqualified Stock Option Plan:
Outstanding, March 31, 2002	250,000	$ 13.84

Outstanding, June 30, 2002	250,000	$ 13.84

Exercisable, June 30, 2002	250,000	$ 13.84

        In addition to the above option activity in the plans, 16,995 shares of restricted stock were awarded under the Long-Term Incentive Plan during the second quarter of 2002.

Note 4
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

($ in thousands, except per-share data)	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Numerator:
Net income	$ 62,535	$ 54,902	$ 121,771	$ 105,235
Preferred stock dividends	-	1,500	-	3,000

Numerator for net income per common share	62,535	53,402	121,771	102,235
Effect of dilutive securities	-	-	-	-

Numerator for net income per common
share - assuming dilution	$ 62,535	$ 53,402	$ 121,771	$ 102,235

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	157,548,449	155,905,031	157,578,855	155,675,063
Effect of dilutive securities:
Stock options	2,662,978	2,535,592	3,223,722	2,394,670
Restricted stock awards	92,508	160,285	92,508	160,285
Purchase warrants	266,268	134,856	245,247	88,875

Denominator for net income per common
share - assuming dilution	160,570,203	158,735,764	161,140,332	158,318,893

Net income per common share	$ 0.40	$ 0.34	$ 0.77	$ 0.66

Net income per common share - assuming dilution	$ 0.39	$ 0.34	$ 0.76	$ 0.65

        The weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,991,672 and 2,336,915 for the three months ended June 30, 2002 and 2001, respectively and 2,030,204 and 2,374,203 for the six months ended June 30, 2002 and 2001, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended June 30, 2002 and 2001 there were 135,000 antidilutive options outstanding with exercise prices ranging from $19.80 to $21.72 per option share, and 3,586,305 antidilutive options outstanding with exercise prices ranging from $16.09 to $21.72 per option share, respectively. During the six months ended June 30, 2002 and 2001 there were 218,500 antidilutive options outstanding with exercise prices ranging from $19.50 to $21.72 per option share, and 3,672,005 antidilutive options outstanding with exercise prices ranging from $15.13 to $21.72 per option share, respectively.

Note 5
Segment Information

        The Company’s segment information is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with that described in the December 31, 2001 Annual Report to Shareholders. There are no significant intersegment revenues.

        The following table presents selected financial information for each segment.

Investments
		Small		and Public		Segment
($ in thousands)	Commercial	Business	Consumer	Funds	Other	Total

Six months ended June 30, 2002
Average loans	$ 2,838,100	$ 2,446,700	$ 5,862,400	$ 1,300	$ 13,100	$ 11,161,600
Average assets	$ 2,920,000	$ 2,452,600	$ 8,659,000	$ 3,525,100	$ 654,300	$ 18,211,000
Average deposits	$ 1,060,900	$ 1,880,100	$ 7,349,300	$ 2,122,100	$ 13,300	$ 12,425,700

Net interest income	$ 54,338	$ 82,844	$ 164,123	$ 56,628	$ (10,192)	$ 347,741
Noninterest income	$ 28,237	$ 15,963	$ 118,930	$ 1,607	$ 4,010	$ 168,747
Net income	$ 8,847	$ 22,290	$ 57,569	$ 34,533	$ (2,794)	$ 120,445

Six months ended June 30, 2001
Average loans	$ 3,317,800	$ 2,403,700	$ 6,214,900	$ 1,500	$ 21,900	$ 11,959,800
Average assets	$ 3,388,200	$ 2,408,600	$ 8,652,200	$ 3,287,000	$ 703,800	$ 18,439,800
Average deposits	$ 1,071,600	$ 1,820,000	$ 7,326,100	$ 1,923,500	$ 23,000	$ 12,164,200

Net interest income	$ 61,411	$ 80,202	$ 150,518	$ 40,882	$ (4,076)	$ 328,937
Noninterest income	$ 25,524	$ 14,350	$ 109,098	$ 375	$ 2,719	$ 152,066
Net income	$ 8,973	$ 22,539	$ 55,315	$ 23,882	$ (5,620)	$ 105,089

        The following is a reconciliation of segment totals to consolidated totals.

	Average	Average	Average	Net Interest	Noninterest
($ in thousands)	Loans	Assets	Deposits	Income	Income	Net Income

Six months ended June 30, 2002
Segment total	$ 11,161,600	$ 18,211,000	$ 12,425,700	$ 347,741	$ 168,747	$ 120,445
Excess funds invested	-	(2,154,600)	-	-	-	-
Reclassification of cash items
in process of collection	-	344,300	344,300	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(2,092)	-	(1,360)
Income tax expense	-	-	-	-	-	2,686

Consolidated total	$ 11,161,600	$ 16,400,700	$ 12,770,000	$ 345,649	$ 168,747	$ 121,771

Six months ended June 30, 2001
Segment total	$ 11,959,800	$ 18,439,800	$ 12,164,200	$ 328,937	$ 152,066	$ 105,089
Excess funds invested	-	(2,180,900)	-	-	-	-
Reclassification of cash items
in process of collection	-	317,900	317,900	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(2,289)	-	(1,488)
Income tax expense	-	-	-	-	-	1,634

Consolidated total	$ 11,959,800	$ 16,576,800	$ 12,482,100	$ 326,648	$ 152,066	$ 105,235

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries

	Three Months Ended			Six Months Ended

	June 30	March 31	June 30	June 30	June 30
($ in thousands, except per-share data)	2002	2002	2001	2002	2001

Interest income	$ 247,494	$ 246,239	$ 299,586	$ 493,733	$ 613,807
Interest expense	72,763	75,321	131,823	148,084	287,159

Net interest income	174,731	170,918	167,763	345,649	326,648
Provision for loan losses	20,000	27,500	27,000	47,500	45,000

Net interest income after
provision for loan losses	154,731	143,418	140,763	298,149	281,648

Noninterest income:
Noninterest income	90,556	88,162	87,899	178,718	161,434
Securities losses, net	(6,563)	(3,408)	(5,454)	(9,971)	(9,368)

Noninterest income	83,993	84,754	82,445	168,747	152,066
Noninterest expense	142,664	136,899	137,861	279,563	269,683

Income before taxes	96,060	91,273	85,347	187,333	164,031
Income tax expense	33,525	32,037	30,445	65,562	58,796

Net income	$ 62,535	$ 59,236	$ 54,902	$ 121,771	$ 105,235

Net income applicable to common shareholders	$ 62,535	$ 59,236	$ 53,402	$ 121,771	$ 102,235

Adjusted net income(2)	$ 62,535	$ 59,236	$ 57,818	$ 121,771	$ 111,050

Adjusted net income applicable to common shareholders(2)	$ 62,535	$ 59,236	$ 56,318	$ 121,771	$ 108,050

Per common share information:
Net income	$ 0.40	$ 0.38	$ 0.34	$ 0.77	$ 0.66
Net income - assuming dilution	$ 0.39	$ 0.37	$ 0.34	$ 0.76	$ 0.65
Adjusted net income(2)	$ 0.40	$ 0.38	$ 0.36	$ 0.77	$ 0.69
Adjusted net income - assuming dilution(2)	$ 0.39	$ 0.37	$ 0.35	$ 0.76	$ 0.68
Cash dividends declared	$ 0.14	$ 0.14	$ 0.13	$ 0.28	$ 0.26
Average shares outstanding (000s)	157,548	157,610	155,905	157,579	155,675
Average shares outstanding - assuming dilution (000s)	160,570	160,989	158,736	161,140	158,319
Dividend payout ratio	35.00%	36.84%	38.24%	36.36%	39.39%

Selected quarter-end balances (in millions)
Loans	$11,345.5	$11,080.3	$11,286.2
Deposits	12,781.5	12,772.0	12,679.0
Federal Home Loan Bank advances	1,042.6	1,042.8	1,143.4
Equity	1,614.4	1,585.4	1,567.3
Total assets	16,285.7	16,373.2	16,306.6

Selected average balances (in millions)
Loans	$11,189.1	$11,133.8	$11,808.4	$11,161.6	$11,959.8
Deposits	12,834.6	12,704.7	12,586.3	12,770.0	12,482.1
Federal Home Loan Bank advances	1,042.7	1,042.8	1,143.5	1,042.7	1,134.8
Equity	1,602.7	1,586.0	1,551.2	1,594.4	1,527.1
Total assets	16,423.4	16,377.7	16,448.0	16,400.7	16,576.8

Selected ratios
Net interest margin (taxable-equivalent)	4.63%	4.59%	4.44%	4.61%	4.30%
Return on assets	1.52%	1.45%	1.34%	1.48%	1.27%
Return on common equity	15.61%	14.94%	14.59%	15.28%	14.20%
Return on total equity	15.61%	14.94%	14.16%	15.28%	13.78%
Efficiency ratio	53.36%	52.40%	53.42%	52.88%	54.70%
Adjusted efficiency ratio(2)	53.36%	52.40%	52.17%	52.88%	53.40%
Average equity/average assets	9.76%	9.68%	9.43%	9.72%	9.21%
Tier 1 risk-based capital ratio	10.61%	10.64%	10.21%
Total risk-based capital ratio	11.87%	11.90%	11.46%
Leverage ratio	8.37%	8.34%	8.09%

(1)Prior periods have been conformed to current-period presentation.
(2)Excludes amortization of goodwill.

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

SECOND-QUARTER 2002 HIGHLIGHTS

Strong performance with solid net income growth characterized Hibernia Corporation’s financial results for the second quarter of 2002.

•	Net income for the second quarter of 2002 totaled $62.5 million ($.40 per common share), up 14% compared to $54.9 million ($.34 per common share) for the second quarter of 2001. Net income for the first six months of 2002 totaled $121.8 million ($.77 per common share), up 16% compared to $105.2 million ($.66 per common share) for the first six months of 2001.

•	On a taxable-equivalent basis and excluding securities transactions and the net gain from the securitization of indirect auto loans in the second quarter of 2001, revenues for the second quarter of 2002 totaled $267.4 million, a $19.7 million (8%) increase from the second quarter 2001 level of $247.7 million. On the same basis, revenues for the first six months of 2002 totaled $528.6 million, a $46.0 million (10%) increase from the first six months of 2001 level of $482.6 million.

•	Net interest income increased $7.0 million (4%) to $174.7 million for the second quarter of 2002 compared to the second quarter of 2001. Net interest income increased $19.0 million (6%) to $345.6 million for the first six months of 2002 compared to the first six months of 2001. The net interest margin was 4.63% for the second quarter of 2002 compared to 4.44% for the second quarter of 2001 and 4.61% for the first six months of 2002 compared to 4.30% for the first six months of 2001.

•	Noninterest income increased $1.5 million (2%) to $84.0 million for the second quarter of 2002 and $16.7 million (11%) to $168.7 million for the first six months of 2002 compared to the same periods in 2001. Noninterest income, excluding securities transactions and adjusted for the net indirect auto securitization gain in the second quarter of 2001, increased $13.0 million (17%) to $90.6 million for the second quarter of 2002 compared to the second quarter of 2001 and $27.6 million (18%) to $178.7 million for the first six months of 2002 compared to the same period in 2001. Excluding securities transactions and the 2001 net securitization gain, noninterest income as a percentage of revenues grew to 34% for both the second quarter and first half of 2002 compared to 31% for both periods a year earlier.

•	The provision for loan losses for the three months and six months ended June 30, 2002 totaled $20.0 million and $47.5 million respectively, compared to $27.0 million and $45.0 million for the same periods in 2001. At June 30, 2002, reserves as a percentage of total loans were 1.87%, and reserves as a percentage of nonperforming loans were 335% compared to 1.58% and 292%, respectively, at June 30, 2001.

•	Average noninterest-bearing deposits for the three months and six months ended June 30, 2002 totaled $2.4 billion, up $247.1 million (11%) and $256.9 million (12%) respectively, compared to the same periods in 2001.

•	In July 2002, Hibernia announced a planned strategic expansion into large, high-growth Texas suburbs, which will commence with the scheduled fourth quarter opening of a commercial financial center in North Dallas. Additionally, approximately fifty new Texas banking offices are anticipated to open between 2003 and 2006. This expansion is designed to double Hibernia’s presence in Texas by the end of 2006.

•	Hibernia’s Board of Directors declared a quarterly cash dividend of 14 cents per common share in July 2002, an 8% increase from 13 cents per common share declared in July 2001.

MERGER ACTIVITY

        On April 1, 2002, the Company enhanced its expertise in life insurance and financial planning by consummating the purchase of Friedler/LaRocca Financial Partners, L.L.C. (Friedler/LaRocca). Friedler/LaRocca, a New Orleans based firm specializing in life insurance and other financial services for wealthy clients, serves customers in shipping, financial services, legal and other key regional industries. They will operate as part of Hibernia’s Private Client Group and will continue to serve the needs of clients in such areas as life insurance, incentive-compensation and deferred compensation planning, estate and financial planning, retirement planning and other investment products. The Company did not consummate any mergers in 2001.

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $15.3 billion in the second quarter of 2002, a $65.5 million decrease from the second-quarter 2001 average of $15.4 billion. Year-to-date average earning assets at June 30, 2002 totaled $15.3 billion, down $220.8 million (1%) from $15.5 billion at June 30, 2001. The decrease in average earning assets is primarily due to decreases in commercial and consumer loans, partially offset by increases in securities available for sale, short-term investments and mortgage loans held for sale.

        Loans. Average loans for the second quarter of 2002 of $11.2 billion were relatively unchanged from first quarter 2002 and down $619.3 million (5%) compared to the second quarter of 2001. For the first six months of 2002 compared to the same period in 2001, average loans were down $798.2 million (7%) to $11.2 billion. In the second quarter of 2001, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio. This transaction further diversified the loan portfolio and reduced short-term borrowings.

        During 2001, Hibernia securitized $305.2 million of its residential first mortgages through the Federal National Mortgage Association (FNMA), of which $202.4 million and $102.8 million were securitized and classified as available for sale securities during the first and second quarters of 2001, respectively. These portions of the consumer portfolio were securitized with recourse provisions, and reserves have been established to cover potential losses. These transactions affect the categorization of individual line items on the balance sheet by reducing mortgage loans and increasing securities and related recourse reserves.

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at June 30, 2002, March 31, 2002 and June 30, 2001. Total loans increased $265.2 million (2%) during the second quarter of 2002 compared to March 31, 2002 and $59.3 million (1%) compared to June 30, 2001.

        Consumer loans increased $177.3 million (3%) compared to March 31, 2002 and $291.1 million (5%) compared to June 30, 2001. The increase from the same period a year ago reflects the growth in the indirect loan portion of the consumer portfolio. While Hibernia originated $1.1 billion mortgage loans in the second quarter of 2002, the majority of these loans were fixed rate mortgages and sold with servicing rights retained.

        Small business loans increased $44.0 million (2%) compared to March 31, 2002 and $20.1 million (1%) compared to June 30, 2001. The small business portfolio continued to be impacted by slow demand for loans as a result of the soft economy.

        Commercial loans increased $43.9 million (2%) compared to March 31, 2002 and decreased $251.9 million (8%) compared to June 30, 2001. The decrease in commercial loans from the same period last year was primarily the result of management’s strategy to increase the granularity of the commercial portfolio and to decrease participation in shared national credits. This strategy focuses on lending to customers which operate in the Company’s markets, particularly those which use other Company services, and on retaining a smaller piece of the credit relationship. Shared national credits were relatively unchanged from the first quarter of 2002 and down 20% from the same period last year.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	June 30, 2002		March 31, 2002		June 30, 2001

($ in millions)	Loans	Percent	Loans	Percent	Loans	Percent

Commercial:
Commercial and industrial	$ 1,021.1	9.0%	$ 1,049.6	9.5%	$ 1,209.9	10.7%
Services industry	610.3	5.4	616.7	5.6	732.6	6.5
Real estate	466.1	4.1	422.1	3.8	412.7	3.7
Health care	243.1	2.1	247.4	2.2	279.7	2.5
Transportation, communications
and utilities	149.7	1.3	136.6	1.2	186.5	1.6
Energy	277.4	2.5	251.4	2.3	205.3	1.8
Other	81.7	0.7	81.7	0.7	74.6	0.7

Total commercial	2,849.4	25.1	2,805.5	25.3	3,101.3	27.5

Small Business:
Commercial and industrial	772.1	6.8	752.5	6.8	806.7	7.1
Services industry	628.2	5.5	621.8	5.6	606.7	5.4
Real estate	437.4	3.9	426.7	3.8	415.0	3.7
Health care	154.6	1.4	148.4	1.3	149.6	1.3
Transportation, communications
and utilities	108.3	1.0	107.6	1.0	104.1	0.9
Energy	26.5	0.2	30.6	0.3	33.0	0.3
Other	375.7	3.3	371.2	3.4	367.6	3.3

Total small business	2,502.8	22.1	2,458.8	22.2	2,482.7	22.0

Consumer:
Residential mortgages:
First mortgages	2,613.0	23.0	2,577.6	23.3	2,654.9	23.5
Junior liens	528.7	4.7	509.0	4.6	457.0	4.0
Indirect	1,733.5	15.3	1,635.5	14.8	1,474.8	13.1
Revolving credit	582.3	5.1	536.1	4.8	471.4	4.2
Other	535.8	4.7	557.8	5.0	644.1	5.7

Total consumer	5,993.3	52.8	5,816.0	52.5	5,702.2	50.5

Total loans	$ 11,345.5	100.0%	$11,080.3	100.0%	$11,286.2	100.0%

        Securities Available for Sale. Average securities available for sale increased $423.8 million (15%) in the second quarter of 2002 compared to the second quarter of 2001, and were up $432.7 million (15%) for the first six months of 2002 compared to the same period in 2001. These increases were primarily due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements, as well as changes in unrealized gains and losses reflecting the changing interest rate environment. The securitization of residential first mortgages in the first and second quarters of 2001 also contributed to these increases. Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the second quarter of 2002 totaled $215.2 million, down $116.8 million (35%) from the second quarter of 2001. Average securities held to maturity for the first six months of 2002 totaled $226.6 million, down $117.3 million (34%) from the same period in 2001.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest only strip receivable resulting from the securitization of indirect auto loans in the second quarter of 2001. The interest only strip receivable, which totaled $12.3 million at June 30, 2002, is classified as a trading account asset. All other short-term investments are considered to be cash equivalents.

        Average short-term investments for the three months ended June 30, 2002 totaled $345.9 million, up $212.5 million (159%) compared to $133.4 million for the second quarter of 2001. The growth in short-term investments from the second quarter of 2001 resulted primarily from increases in federal funds sold due to increased levels of cash from the previously mentioned securitization of indirect auto loans. For the first six months of 2002 compared to the same period in 2001, average short-term investments increased $157.3 million (106%) to $305.3 million.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the second quarter of 2002 increased $34.3 million (11%) compared to the second quarter of 2001, and increased $104.7 million (45%) for the first six months of 2002 compared to the same period in 2001. As a result of lower interest rates, the Company experienced an increase in the level of fixed-rate mortgage loans originated. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total managed delinquencies decreased $6.4 million (11%) from June 30, 2001 and $0.9 million (2%) from March 31, 2002. Accruing loans past due 90 days or more are primarily consumer loans.

TABLE 2 - LOAN DELINQUENCIES

	June 30	March 31	Dec. 31	Sept. 30	June 30
($ in millions)	2002	2002	2001	2001	2001

Days past due:
30 to 89 days	$ 42.0	$ 43.5	$ 57.8	$ 52.9	$ 49.7
90 days or more	7.8	7.5	8.0	6.9	6.9

Total delinquencies	49.8	51.0	65.8	59.8	56.6
Securitized indirect auto delinquencies	4.3	4.0	5.7	6.8	3.9

Total managed delinquencies	$ 54.1	$ 55.0	$ 71.5	$ 66.6	$ 60.5

Total delinquencies as a percentage of loans:
Commercial	0.05%	0.10%	0.25%	0.05%	0.14%
Small business	0.36%	0.46%	0.41%	0.44%	0.31%
Consumer	0.66%	0.63%	0.84%	0.80%	0.79%
Total held loans	0.44%	0.46%	0.59%	0.53%	0.50%
Managed consumer	0.69%	0.66%	0.87%	0.84%	0.78%
Total managed loans	0.46%	0.48%	0.61%	0.56%	0.51%

        Managed consumer delinquencies include delinquencies related to indirect auto loans securitized. Total managed delinquencies as a percentage of total managed loans at June 30, 2002 were 0.46%, down from 0.51% a year ago and 0.48% at March 31, 2002. Consumer delinquencies decreased from the prior year driven primarily by the indirect auto portfolio. The decline in small business delinquencies in the current quarter was offset by increases in the consumer portfolio.

TABLE 3 - NONPERFORMING ASSETS

	June 30	March 31	Dec. 31	Sept. 30	June 30
($ in thousands)	2002	2001	2001	2001	2001

Nonaccrual loans:
Commercial	$ 20,941	$ 28,027	$ 28,361	$ 33,292	$ 29.862
Small business	32,274	33,301	31,448	25,817	21,247
Consumer	10,193	10,814	11,079	10,737	10,070

Total nonperforming loans	63,408	72,142	70,888	69,846	61,179

Foreclosed assets	6,406	5,921	5,782	7,217	6,647
Excess bank-owned property	978	1,450	1,482	1,076	1,148

Total nonperforming assets	$ 70,792	$ 79,513	$ 78,152	$ 78,139	$ 68,974

Reserve for loan losses	$ 212,343	$ 205,237	$ 195,766	$ 182,203	$ 178,618
Nonperforming loan ratio:
Commercial loans	0.73%	1.00%	0.96%	1.14%	0.96%
Small business loans	1.29%	1.35%	1.26%	1.03%	0.86%
Consumer loans	0.17%	0.19%	0.19%	0.18%	0.18%
Total loans	0.56%	0.65%	0.63%	0.61%	0.54%
Nonperforming asset ratio	0.62%	0.72%	0.69%	0.69%	0.61%
Reserve for loan losses as a
percentage of nonperforming loans	334.88%	284.49%	276.16%	260.86%	291.96%

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $63.4 million at June 30, 2002, up from $61.2 million at June 30, 2001 but down from $72.1 million at March 31, 2002. The increase from a year ago was primarily due to a net increase in small business nonaccrual loans which was partially offset by charge-offs, sales and payments on commercial nonaccrual loans. The decrease from the prior quarter was primarily driven by payments and charge offs in the commercial loan portfolio. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $6.4 million at June 30, 2002, down $0.2 million from a year earlier, and up $0.5 from March 31, 2002. Excess bank-owned property at June 30, 2002 was down $0.2 million from June 30, 2001, and $0.5 million from March 31, 2002.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At June 30, 2002 the Company’s nonperforming asset ratio was 0.62% virtually unchanged from a year ago and down from 0.72% at March 31, 2002.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

        At June 30, 2002 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $53.2 million. The related portion of the reserve for loan losses was $4.6 million. The comparable amounts at June 30, 2001 were $51.1 million and $9.9 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $9.7 million were added to nonperforming loans during the second quarter of 2002, down from $22.5 million in the prior quarter and was the lowest level of additions since the third quarter of 1998. The additions in the second quarter of 2002 were primarily in the small business loan portfolio. Payments and charge-offs totaling $15.7 million reduced nonperforming loans and more than offset the additions during the quarter. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2002			2001

	Second	First	Fourth	Third	Second
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming loans
at beginning of period	$ 72,142	$ 70,888	$ 69,846	$ 61,179	$ 77,464
Additions	9,725	22,548	19,806	37,780	27,643
Charge-offs, gross	(7,059)	(4,608)	(6,192)	(10,812)	(12,560)
Transfers to foreclosed assets	(1,749)	(1,019)	(1,757)	(1,112)	(2,911)
Returns to performing status	(580)	(859)	(1,030)	(368)	(245)
Payments	(8,685)	(6,664)	(9,478)	(6,493)	(9,693)
Sales	(386)	(8,144)	(307)	(10,328)	(18,519)

Nonperforming loans
at end of period	$ 63,408	$ 72,142	$ 70,888	$ 69,846	$ 61,179

        In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming or past due 90 days and still accruing totaled $27.9 million at June 30, 2002.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $20.0 million provision for loan losses in the second quarter of 2002 compared to $27.0 million in the second quarter of 2001 and $27.5 million in the prior quarter. The provision for loan losses for the quarter exceeded net charge-offs by $7.1 million and reflected a strengthening of reserves in view of current uncertain economic conditions.

        Net charge-offs totaled $12.9 million in the second quarter of 2002 compared to $22.0 million in the second quarter of 2001 and $18.0 million in the prior quarter. Net charge-offs for the first six months of 2002 totaled $30.9 million compared to $37.3 million for the first six months of 2001. As a percentage of average loans, annualized net charge-offs were 0.46% in the second quarter of 2002, down from 0.74% in the second quarter of 2001 and 0.65% in the prior quarter. Commercial net charge-offs decreased to $0.8 million in the second quarter of 2002 from $10.0 million in the same period of 2001, and $2.5 million in the prior quarter. The current quarter included a net recovery of $2.2 million as a result of a payment on a previously charged off loan. Net charge-offs of $5.5 million in the small business portfolio for the second quarter of 2002 increased from $4.5 million in the second quarter of 2001, and decreased from $6.3 million in the prior quarter. Consumer net charge-offs decreased to $6.6 million in the second quarter of 2002, down from $7.4 million in the second quarter of 2001 and $9.1 million in the prior quarter. The decrease in consumer net charge-offs from the prior year were across most segments of the consumer portfolio and reflected an increased focus on the collections function. The decline in consumer net charge-offs from the prior quarter also reflected lower net charge-offs in the indirect automobile portfolio which benefited from higher used car auction values.

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

        There were no significant changes in the composition of the loan portfolio from the first quarter of 2002. The Company continued to proactively manage its problem loan exposure in the second quarter of 2002. The reserve coverage of total loans at June 30, 2002 increased from the prior quarter and from a year ago primarily due to an increase in the reserve. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating system and based on consistent application of the Company’s reserve methodology.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2002		2001

	Second	First	Fourth	Third	Second
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$205,237	$195,766	$182,203	$178,618	$180,778
Loans charged off:
Commercial	(3,261)	(2,720)	(4,176)	(9,242)	(10,767)
Small business	(6,780)	(7,343)	(5,169)	(5,608)	(5,456)
Consumer	(9,073)	(11,232)	(9,870)	(10,793)	(9,502)
Recoveries:
Commercial	2,441	187	338	2,706	735
Small business	1,298	994	1,199	1,229	916
Consumer	2,481	2,085	1,991	2,293	2,082

Net loans charged off	(12,894)	(18,029)	(15,687)	(19,415)	(21,992)
Provision for loan losses	20,000	27,500	29,250	23,000	27,000
Transfer due to securitizations	-	-	-	-	(7,168)

Balance at end of period	$212,343	$205,237	$195,766	$182,203	$178,618

Reserve for loan losses
as a percentage of loans	1.87%	1.85%	1.74%	1.60%	1.58%
Annualized net charge-offs as a
percentage of average loans:
Commercial	0.12%	0.35%	0.53%	0.88%	1.25%
Small business	0.89%	1.03%	0.64%	0.70%	0.74%
Consumer	0.45%	0.63%	0.54%	0.58%	0.48%
Total loans	0.46%	0.65%	0.56%	0.69%	0.74%

        The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to the commercial portfolio decreased in the quarter and from a year ago, while the allocation to the consumer portfolio increased. The unallocated reserves increased during the quarter and from a year ago reflecting the higher level of provisioning as the Company continues to strengthen reserves in view of current economic conditions and indications of credit deterioration, primarily in the small business portfolio. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio.

        The reserve coverage of annualized net charge-offs was 412% at June 30, 2002 compared to 285% at March 31, 2002 and 203% at June 30, 2001. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        The reserve for loan losses totaled $212.3 million, or 1.87% of total loans at June 30, 2002, compared to $178.6 million, or 1.58% of total loans at June 30, 2001 and $205.2 million, or 1.85% of total loans at March 31, 2002. The reserve for loan losses as a percentage of nonperforming loans was 335% at June 30, 2002, compared to 292% at June 30, 2001 and 284% at March 31, 2002. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy for 2002 predict continued weak economic conditions as a result of continued slow demand, weakened investor confidence and anticipated declines in consumer expenditures. However, management expects that the Company will be only modestly impacted as the local economy in which it operates is not expected to be significantly affected by these factors. The Company will continue to evaluate these levels and trends and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $12.8 billion in the second quarter of 2002, a $248.3 million (2%) increase from the second quarter of 2001. For the first six months of 2002 compared to the same period in 2001, average deposits increased $287.9 million (2%) to $12.8 billion. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	Second Quarter 2002		First Quarter 2002		Second Quarter 2001

	Average	% of	Average	% of	Average	% of
($ in millions)	Balances	Deposits	Balances	Deposits	Balances	Deposits

Noninterest-bearing	$2,417.7	18.8%	$ 2,355.4	18.6%	$ 2,170.6	17.2%
NOW accounts	321.8	2.5	371.8	2.9	340.6	2.7
Money market deposit accounts	2,544.9	19.8	2,506.3	19.7	2,251.9	17.9
Savings accounts	2,623.8	20.5	2,678.5	21.1	2,450.0	19.5
Other consumer time deposits	2,557.2	19.9	2,555.7	20.1	2,844.7	22.6

Total core deposits	10,465.4	81.5	10,467.7	82.4	10,057.8	79.9

Public fund certificates of
deposit of $100,000 or more	955.8	7.5	836.7	6.6	857.4	6.8
Certificates of deposit of
$100,000 or more	872.4	6.8	839.3	6.6	1,083.0	8.6
Foreign time deposits	541.0	4.2	561.0	4.4	588.1	4.7

Total deposits	$12,834.6	100.0%	$ 12,704.7	100.0%	$ 12,586.3	100.0%

        Average core deposits totaled $10.5 billion in the second quarter of 2002, a $407.6 million (4%) increase from the second quarter of 2001. Average noninterest-bearing deposits grew $247.1 million and average savings deposits increased $173.8 million in the second quarter of 2002 compared to the second quarter of 2001. NOW account average balances were down $18.8 million and average money market deposit accounts were up $293.0 million in the second quarter of 2002 compared to the second quarter of 2001. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $250.6 million and average money market deposit accounts were up $23.6 million. Average consumer time deposits decreased $287.5 million in the second quarter of 2002 compared to the second quarter of 2001. The decrease in consumer time deposits was primarily due to the rate environment and the movement of longer-term deposit funds into more liquid deposit products as the volatility of the stock market has increased. The net increases in average core deposits were primarily a result of Hibernia’s emphasis on attracting new deposits and expanding current banking relationships.

        In an effort to grow lower-cost deposits and revenues through cross-selling opportunities, Hibernia launched a high performance checking campaign in March 2002, a simplified consumer-checking program that offers gifts to customers who open new personal checking accounts or refer prospects who then open new personal checking accounts. The campaign includes an extensive advertising and marketing program that is focused on Hibernia’s Completely Free CheckingSM product as well as other high performance checking products. The introduction of high performance checking products has exceeded the Company’s expectations for new accounts opened and is anticipated to grow core deposits for the rest of 2002 and beyond.

        Average noncore deposits were down $159.3 million from the second quarter of 2001 to $2.4 billion or 18% of total deposits. Average large denomination certificates of deposit decreased $112.2 million compared to the second quarter of 2001 as a result of competitive pricing in the market. Average foreign time deposits decreased $47.1 million due to a decrease in Eurodollar deposits by some larger commercial customers as compared to the same period in 2001.

        Total deposits at June 30, 2002 were $12.8 billion, up $102.5 million (1%) from June 30, 2001.

BORROWINGS

        Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and Federal Home Loan Bank (FHLB) advances) decreased $414.0 million (20%) to $1.7 billion for the second quarter of 2002 compared to the second quarter of 2001. For the first six months of 2002 compared to the first six months of 2001, average borrowings decreased $645.8 million (27%) to $1.7 billion. This decrease in borrowings reflects the reduction of federal funds purchased in June 2001 resulting from proceeds of $570.0 million from the securitization and sale of a portion of the indirect auto loan portfolio, discussed earlier. Borrowings at June 30, 2002 totaled $1.7 billion, down $212.7 million (11%) from $1.9 billion at June 30, 2001.

        Average FHLB advances for the second quarter of 2002 totaled $1.0 billion, down from $1.1 billion in the second quarter of 2001. The FHLB may demand payment of $200 million in callable advances at quarterly intervals. An additional $200 million becomes callable at quarterly intervals beginning June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

        Of the $1.0 billion in FHLB advances outstanding at June 30, 2002, $640 million accrues interest at variable rates. Hibernia instituted partial hedges against the effect of rising interest rates on its variable rate debt by entering into interest rate swap agreements in the first and second quarters of 2001 whereby Hibernia will receive quarterly variable rate (LIBOR) payments and pay a fixed rate on a notional amount of $600 million. The estimated negative fair value of these interest rate swap agreements totaled $22.2 million at June 30, 2002, and is recorded on the balance sheet as a liability, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreement are accrued monthly, effectively converting $600 million of FHLB advances from a variable rate to a fixed rate.

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

        Hibernia routinely runs various interest rate scenarios in order to measure and control the impact on earnings of changes in interest rates. The Company develops scenarios to simulate immediate and sustained parallel interest rate shocks and compares the resulting net interest income to the results of a flat rate scenario. Policy limits the after tax changes in net interest income to 15% of projected 12-month net income. Based on the results of a simulation of a 200-basis-point increase in interest rates at June 30, 2002, the Company would expect an increase in after-tax net interest income of $1.2 million. In a 100-basis-point decrease shock scenario (utilized in place of a 200-basis-point drop scenario due to the current low interest rate environment) after tax net interest income would decrease $2.4 million. Results of both scenarios are within the limits of Hibernia's policy objective. In addition, the Company projects an increase in after-tax net interest income of $0.3 million and a decrease of $1.2 million if interest rates gradually decrease or increase, respectively, by 100 basis points over the next year.

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

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $290.1 million and an estimated negative fair value of $6.3 million were designated as fair value hedges at June 30, 2002. The related hedged mortgage loans held for sale had a principal balance of $290.1 million and were increased by a positive change in fair value of $6.3 million at June 30, 2002, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At June 30, 2002 interest rate lock commitments had a notional amount of $435.3 million with a positive fair value of $6.1 million. The related forward sales contracts had a notional amount of $435.3 million and a negative fair value of $5.6 million at June 30, 2002.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.9 billion at June 30, 2002, with positive fair values of $31.5 million and negative fair values of $27.9 million.

        Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $7.5 million at June 30, 2002, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $600 million. The estimated negative fair value of derivative financial instruments designated as cash flow hedges totaled $22.2 million at June 30, 2002.

RESULTS OF OPERATIONS:

NET INTEREST INCOME

        Taxable-equivalent net interest income for the second quarter of 2002 totaled $176.8 million, a $6.6 million (4%) increase from the second quarter of 2001. Taxable-equivalent net interest income for the first six months of 2002 totaled $349.9 million, a $18.3 million (6%) increase from the first six months of 2001.

        The increase in net interest income for the second quarter of 2002 over the second quarter of 2001 was primarily due to the impact of changes in interest rates on the Company’s balance sheet. The average yield on earning assets declined 134 basis points while the average cost on interest-bearing liabilities decreased 182 basis points. Over the past year, Hibernia has benefited from the significant Federal Reserve interest rate cuts because of its liability-sensitive position. As of June 30, 2002, the Company’s balance sheet was much less liability-sensitive, when compared to the same period a year ago.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2002		2001

	Second	First	Fourth	Third	Second
(Percentage of average balances)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial loans	18.7%	19.0%	19.0%	19.5%	21.0%
Small business loans	16.1	16.2	16.5	16.3	15.9
Consumer loans	38.3	37.9	38.6	38.2	39.9

Total loans	73.1	73.1	74.1	74.0	76.8

Securities available for sale	21.0	21.3	20.1	18.8	18.2
Securities held to maturity	1.4	1.6	1.8	2.0	2.2

Total securities	22.4	22.9	21.9	20.8	20.4

Short-term investments	2.3	1.7	0.9	3.2	0.9
Mortgage loans held for sale	2.2	2.3	3.1	2.0	1.9

Total interest-earning assets	100.0%	100.0%	100.0%	100.0%	100.0%

        Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2002		2001

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Yield on earning assets	6.54%	6.59%	6.93%	7.42%	7.88%
Rate on interest-bearing liabilities	2.41	2.53	2.96	3.78	4.23

Net interest spread	4.13	4.06	3.97	3.64	3.65
Contribution of
noninterest-bearing funds	0.50	0.53	0.61	0.73	0.79

Net interest margin	4.63%	4.59%	4.58%	4.37%	4.44%

Noninterest-bearing funds
supporting earning assets	20.92%	20.68%	20.75%	19.20%	18.57%

        The net interest margin was 4.63% for the second quarter of 2002, an increase of 19 basis points from the second quarter of 2001 and four basis points from the first quarter of 2002. The increase in the net interest margin from the second quarter of 2001 reflects the lower rate environment in addition to a significantly steeper yield curve.

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 2002 and the first quarter of 2002 and between the second quarter of 2002 and the second quarter of 2001.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	Second Quarter 2002 Compared to:

	First Quarter 2002			Second Quarter 2001

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent
interest earned on:
Commercial loans	$ (539)	$ 209	$ (330)	$(6,183)	$(17,053)	$(23,236)
Small business loans	8	(789)	(781)	420	(10,636)	(10,216)
Consumer loans	1,877	358	2,235	(5,739)	(10,584)	(16,323)

Loans	1,346	(222)	1,124	(11,502)	(38,273)	(49,775)

Securities available for sale	(264)	(39)	(303)	6,115	(8,140)	(2,025)
Securities held to maturity	(338)	(6)	(344)	(1,719)	(159)	(1,878)

Securities	(602)	(45)	(647)	4,396	(8,299)	(3,903)

Short-term investments	487	47	534	1,460	(760)	700
Mortgage loans held for sale	(198)	313	115	572	(49)	523

Total	1,033	93	1,126	(5,074)	(47,381)	(52,455)

Interest paid on:
NOW accounts	(156)	(87)	(243)	(105)	(918)	(1,023)
Money market
deposit accounts	108	(84)	24	1,493	(7,221)	(5,728)
Savings accounts	(179)	(375)	(554)	1,422	(14,470)	(13,048)
Other consumer time deposits	16	(1,792)	(1,776)	(3,574)	(9,979)	(13,553)
Public fund certificates of
deposit of $100,000 or more	722	(236)	486	1,140	(6,381)	(5,241)
Certificates of deposit
of $100,000 or more	326	(560)	(234)	(2,695)	(4,929)	(7,624)
Foreign deposits	(78)	(73)	(151)	(433)	(3,320)	(3,753)
Federal funds purchased	(269)	49	(220)	(2,209)	(1,633)	(3,842)
Repurchase agreements	100	(55)	45	(36)	(3,694)	(3,730)
Federal Home Loan Bank advances	(2)	67	65	(1,290)	(228)	(1,518)

Total	588	(3,146)	(2,558)	(6,287)	(52,773)	(59,060)

Taxable-equivalent
net interest income	$ 445	$ 3,239	$ 3,684	$ 1,213	$ 5,392	$ 6,605

(1) Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

        The analysis of Consolidated Average Balances, Interest and Rates on pages 26 and 27 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended June 30, 2002, March 31, 2002 and June 30, 2001 and the first six months of 2002 and 2001.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)	Second Quarter 2002			First Quarter 2002

(Average balances $ in millions,	Average			Average
interest $ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,863.3	$ 37,138	5.20%	$ 2,905.0	$ 37,468	5.23%
Small business loans	2,466.9	45,737	7.44	2,466.4	46,518	7.65
Consumer loans	5,858.9	114,069	7.80	5,762.4	111,834	7.85

Total loans (2)	11,189.1	196,944	7.06	11,133.8	195,820	7.12

Securities available for sale	3,219.7	41,846	5.20	3,239.9	42,149	5.20
Securities held to maturity	215.2	3,157	5.87	238.2	3,501	5.88

Total securities	3,434.9	45,003	5.24	3,478.1	45,650	5.25

Short-term investments	345.9	2,069	2.40	264.2	1,535	2.36
Mortgage loans held for sale	333.4	5,546	6.65	345.8	5,431	6.28

Total interest-earning assets	15,303.3	$ 249,562	6.54%	15,221.9	$ 248,436	6.59%

Reserve for loan losses	(211.2)			(199.5)
Noninterest-earning assets:
Cash and due from banks	517.6			559.3
Other assets	813.7			796.0

Total noninterest-earning assets	1,331.3			1,355.3

Total assets	$ 16,423.4			$ 16,377.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 321.8	$ 975	1.22%	$ 371.8	$ 1,218	1.33%
Money market deposit accounts	2,544.9	7,073	1.11	2,506.3	7,049	1.14
Savings accounts	2,623.8	8,361	1.28	2,678.5	8,915	1.35
Other consumer time deposits	2,557.2	24,653	3.87	2,555.7	26,429	4.19
Public fund certificates of deposit
of $100,000 or more	955.8	5,730	2.40	836.7	5,244	2.54
Certificates of deposit of $100,000 or more	872.4	8,236	3.79	839.3	8,470	4.09
Foreign time deposits	541.0	2,068	1.53	561.0	2,219	1.60

Total interest-bearing deposits	10,416.9	57,096	2.20	10,349.3	59,544	2.33

Short-term borrowings:
Federal funds purchased	52.4	216	1.66	119.1	436	1.49
Repurchase agreements	589.4	2,155	1.47	562.3	2,110	1.52
Federal Home Loan Bank advances	1,042.7	13,296	5.11	1,042.8	13,231	5.15

Total interest-bearing liabilities	12,101.4	$ 72,763	2.41%	12,073.5	$ 75,321	2.53%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,417.7			2,355.4
Other liabilities	301.6			362.8

Total noninterest-bearing liabilities	2,719.3			2,718.2

Total shareholders' equity	1,602.7			1,586.0

Total liabilities and shareholders' equity	$ 16,423.4			$ 16,377.7

SPREAD AND NET YIELD
Interest rate spread			4.13%			4.06%
Cost of funds supporting interest-earning assets			1.91%			2.00%
Net interest income/margin		$ 176,799	4.63%		$ 173,115	4.59%

(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)	Second Quarter 2001

(Average balances $ in millions,	Average
interest $ in thousands)	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 3,222.9	$ 60,374	7.51%
Small business loans	2,448.3	55,953	9.17
Consumer loans	6,137.2	130,392	8.52

Total loans (2)	11,808.4	246,719	8.38

Securities available for sale	2,795.9	43,871	6.28
Securities held to maturity	332.0	5,035	6.07

Total securities	3,127.9	48,906	6.26

Short-term investments	133.4	1,369	4.12
Mortgage loans held for sale	299.1	5,023	6.72

Total interest-earning assets	15,368.8	$ 302,017	7.88%

Reserve for loan losses	(180.4)
Noninterest-earning assets:
Cash and due from banks	493.3
Other assets	766.3

Total noninterest-earning assets	1,259.6

Total assets	$ 16,448.0

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 340.6	$ 1,998	2.35%
Money market deposit accounts	2,251.9	12,801	2.28
Savings accounts	2,450.0	21,409	3.50
Other consumer time deposits	2,844.7	38,206	5.39
Public fund certificates of deposit
of $100,000 or more	857.4	10,971	5.13
Certificates of deposit of $100,000 or more	1,083.0	15,860	5.87
Foreign time deposits	588.1	5,821	3.97

Total interest-bearing deposits	10,415.7	107,066	4.12

Short-term borrowings:
Federal funds purchased	362.0	4,058	4.50
Repurchase agreements	593.0	5,885	3.98
Federal Home Loan Bank advances	1,143.5	14,814	5.20

Total interest-bearing liabilities	12,514.2	$ 131,823	4.23%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,170.6
Other liabilities	212.0

Total noninterest-bearing liabilities	2,382.6

Total shareholders' equity	1,551.2

Total liabilities and shareholders' equity	$ 16,448.0

SPREAD AND NET YIELD
Interest rate spread			3.65%
Cost of funds supporting interest-earning assets			3.44%
Net interest income/margin		$ 170,194	4.44%

(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries	Six Months Ended			Six Months Ended
Taxable-equivalent basis (1)	June 30, 2002			June 30, 2001

(Average balances $ in millions,	Average			Average
interest $ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,884.0	$ 74,606	5.22%	$ 3,321.1	$ 131,410	7.98%
Small business loans	2,466.7	92,255	7.55	2,426.3	112,683	9.37
Consumer loans	5,810.9	225,903	7.83	6,212.4	264,534	8.57

Total loans (2)	11,161.6	392,764	7.09	11,959.8	508,627	8.57

Securities available for sale	3,229.7	83,995	5.20	2,797.0	87,951	6.29
Securities held to maturity	226.6	6,658	5.88	343.9	10,535	6.13

Total securities	3,456.3	90,653	5.25	3,140.9	98,486	6.27

Short-term investments	305.3	3,604	2.38	148.0	3,697	5.04
Mortgage loans held for sale	339.6	10,977	6.47	234.9	7,946	6.77

Total interest-earning assets	15,262.8	$ 497,998	6.56%	15,483.6	$ 618,756	8.04%

Reserve for loan losses	(205.4)			(179.7)
Noninterest-earning assets:
Cash and due from banks	538.3			507.5
Other assets	805.0			765.4

Total noninterest-earning assets	1,343.3			1,272.9

Total assets	$ 16,400.7			$ 16,576.8

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 346.6	$ 2,193	1.28%	$ 347.5	$ 4,849	2.81%
Money market deposit accounts	2,525.7	14,122	1.13	2,262.6	28,434	2.53
Savings accounts	2,651.0	17,276	1.31	2,356.8	45,330	3.88
Other consumer time deposits	2,556.4	51,082	4.03	2,872.0	78,468	5.51
Public fund certificates of deposit
of $100,000 or more	896.6	10,974	2.47	849.1	23,494	5.58
Certificates of deposit of $100,000 or more	856.0	16,706	3.94	1,094.2	32,811	6.05
Foreign time deposits	551.0	4,287	1.57	570.1	13,003	4.60

Total interest-bearing deposits	10,383.3	116,640	2.27	10,352.3	226,389	4.41

Short-term borrowings:
Federal funds purchased	85.6	652	1.54	629.1	16,659	5.34
Repurchase agreements	575.9	4,265	1.49	586.1	13,359	4.60
Federal Home Loan Bank advances	1,042.7	26,527	5.13	1,134.8	30,752	5.46

Total interest-bearing liabilities	12,087.5	$ 148,084	2.47%	12,702.3	$ 287,159	4.56%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,386.7			2,129.8
Other liabilities	332.1			217.6

Total noninterest-bearing liabilities	2,718.8			2,347.4

Total shareholders' equity	1,594.4			1,527.1

Total liabilities and shareholders' equity	$ 16,400.7			$ 16,576.8

SPREAD AND NET YIELD
Interest rate spread			4.09%			3.48%
Cost of funds supporting interest-earning assets			1.95%			3.74%
Net interest income/margin		$ 349,914	4.61%		$ 331,597	4.30%

(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the second quarter of 2002 was up $1.5 million (2%) to $84.0 million compared to the same period of 2001. For the first six months of 2002 compared to the same period in 2001, noninterest income was up $16.7 million (11%) to $168.7 million. Included in noninterest income for the second quarter of 2001 was a $10.4 million net gain from the securitization and sale of a portion of the Company’s indirect auto loan portfolio. Excluding securities transactions and adjusted for the net indirect auto securitization gain, noninterest income increased $13.0 million (17%) to $90.6 million in the second quarter of 2002 and $27.6 million (18%) to $178.7 million in the first six months of 2002 compared to the same periods in 2001. The major categories of noninterest income for the three and six months ended June 30, 2002 and 2001 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended			Six Months Ended

			Percentage			Percentage
	June 30	June 30	Increase	June 30	June 30	Increase
($ in thousands)	2002	2001	(Decrease)	2002	2001	(Decrease)

Service charges on deposits	$ 34,051	$ 28,977	18%	$ 65,715	$ 56,219	17%
Mortgage loan origination and servicing fees	8,689	6,997	24	16,875	13,519	25
Retail investment fees	8,171	6,357	29	16,260	13,701	19
Trust fees	6,331	6,700	(6)	12,674	13,377	(5)
Investment banking	5,763	3,953	46	8,759	7,303	20
Insurance	3,929	3,640	8	7,988	7,000	14
Other service, collection and exchange charges:
ATM fees	3,867	3,620	7	7,628	7,249	5
Debit/credit card fees	6,113	4,478	37	11,141	8,549	30
Other	5,086	4,335	17	10,270	8,498	21

Total other service, collection
and exchange charges	15,066	12,433	21	29,039	24,296	20

Gain on sales of mortgage loans	3,886	4,230	(8)	12,100	5,668	113
Other operating income:
Gain on indirect auto loan securitization	-	11,417	(100)	-	11,417	(100)
Mortgage loan derivative income	30	57	(47)	149	389	(62)
Derivative income from interest rate contracts	572	(372)	(254)	981	1,454	(33)
Other income	4,068	3,510	16	8,178	7,091	15

Total other operating income	4,670	14,612	(68)	9,308	20,351	(54)

Securities losses, net	(6,563)	(5,454)	(20)	(9,971)	(9,368)	(6)

Total noninterest income	$ 83,993	$ 82,445	2%	$ 168,747	$ 152,066	11%

        Service charges on deposits increased $5.1 million (18%) for the second quarter of 2002 and $9.5 million (17%) for the first six months of 2002 over the comparable periods in 2001. This change was primarily the result of growth in transaction-based fees and increased treasury management products and services. Contributing to the increase in service charges was the implementation of a new fee structure in the fourth quarter of 2001.

        Mortgage loan origination and servicing fees increased $1.7 million (24%) in the second quarter and $3.4 million (25%) for the first six months of 2002 compared to the same periods in 2001. The increase in mortgage fees resulted primarily from increased mortgage activity due to favorable interest rates during the first six months of 2002. The volume of mortgage loans serviced increased to $9.9 billion at June 30, 2002 compared to $7.5 billion at June 30, 2001. In the second quarter of 2002, Hibernia originated approximately $1.1 billion in residential first mortgages.

        Retail investment fees increased $1.8 million (29%) in the second quarter and $2.6 million (19%) for the first six months of 2002 over the comparable periods in 2001. The increase was primarily due to market conditions which resulted in an increase in sales of fixed annuity products.

        Investment banking increased $1.8 million (46%) in the second quarter and $1.5 million (20%) for the first six months of 2002 compared to the same periods in 2001. This increase is due to an increase in the number of investment banking transactions closed in the second quarter of 2002.

        Other service, collection and exchange charges were up $2.6 million (21%) in the second quarter and $4.7 million (20%) for the first six months of 2002 compared to the same periods in 2001. Fees generated by Hibernia’s CheckMateSM debit card and Capital AccessSM credit card for small businesses led to a $1.6 million increase in debit/credit card fees in the second quarter and $2.6 million in the first six months of 2002 compared to the same periods in 2001. Servicing fees associated with the indirect auto loan securitization in June 2001 added $0.9 million to noninterest income in the second quarter of 2002.

        Gains on sales of mortgage loans decreased $0.3 million (8%) in the second quarter and increased $6.4 million (113%) in the first six months of 2002 compared to the same periods in 2001. The increase in the first six months was primarily due to the lower interest rate environment, resulting in an increase in fixed-rate loans, which are generally sold with servicing rights retained.

        On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the adoption of SFAS No. 133 (as amended), $0.6 million was recognized in noninterest income due to the cumulative effect of the accounting change. The after-tax cumulative effect of the change in accounting of $0.4 million was considered immaterial and therefore is not separately presented in the Consolidated Income Statements. Derivative income associated with interest rate contracts increased $0.9 million in the second quarter and decreased $0.5 million for the first six months of 2002 compared to the same periods in 2001.

        Net securities losses totaled $6.6 million in the second quarter and $10.0 million for the first six months of 2002, compared to net securities losses of $5.5 million and $9.4 million for the second quarter and first six months of 2001, respectively. The 2002 and 2001 second quarter losses are primarily due to writedowns of $7.1 million and $5.5 million, respectively, for permanent impairment of private-equity investments. While the Company does not plan any new direct private-equity investments, there may be instances when additional funding of existing investments will be required. The private-equity portfolio totaled $20.5 million at June 30, 2002, of which $11.2 million was energy-related. There have been no significant losses incurred in energy-related private-equity investments in the last eighteen months. Unfunded private-equity commitments were $6.8 million at the end of the second quarter.

NONINTEREST EXPENSE

        For the second quarter of 2002, noninterest expense totaled $142.7 million, a $4.8 million (3%) increase from the second quarter of 2001. For the first six months of 2002 compared to the same period in 2001, noninterest expense was up $9.9 million (4%) to $279.6 million. Noninterest expense for the three months and six months ended June 30, 2002 and 2001 is presented by major category in Table 11.

        Staff costs, which represent the largest component of noninterest expense, increased $1.3 million (2%) in the second quarter of 2002 and $4.7 million (3%) for the first six months of 2002 compared to the same periods a year ago. The increase in staff costs for the second quarter of 2002 compared to the same period in the prior year, related primarily to wage increases and higher bonus and incentive accruals, offset by a decrease in the medical insurance accrual. The increase in the first six months of 2002 compared to the same period in 2001, related primarily to wage increases and higher incentives.

        Advertising and promotional expenses increased $0.6 million (14%) to $5.1 million for the second quarter of 2002 and $1.7 million (19%) to $10.4 million for the first six months of 2002 compared to the same periods in 2001. The increase from the prior year was primarily due to increased marketing expenses associated with the promotion of the high performance checking products introduced in the first quarter of 2002.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, in which intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The Company’s goodwill qualifies for the nonamortization provisions of this statement, and therefore, no goodwill amortization expense was recorded in 2002. The Company did not record any impairment of goodwill during the second quarter of 2002.

        Amortization of other intangibles, a noncash expense, increased $3.8 million (75%) to $8.7 million for the second quarter of 2002 and $5.8 million (60%) to $15.5 million for the first six months of 2002 compared to the same periods a year ago. The increase is primarily the result a $1.7 million provision for the temporary impairment of mortgage servicing rights recorded in the second quarter of 2002 and higher amortization of mortgage servicing rights as a result of increased volume of mortgage loans serviced and prepayments.

TABLE 11 - NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended

			Percentage			Percentage
	June 30	June 30	Increase	June 30	June 30	Increase
($ in thousands)	2002	2001	(Decrease)	2002	2001	(Decrease)

Salaries	$ 61,558	$ 58,700	5%	119,661	$ 115,405	4%
Benefits	11,943	13,512	(12)	24,398	23,991	2

Total staff costs	73,501	72,212	2	144,059	139,396	3

Occupancy, net	8,980	9,570	(6)	18,175	19,022	(4)
Equipment	7,994	7,569	6	15,843	15,422	3

Total occupancy and equipment	16,974	17,139	(1)	34,018	34,444	(1)

Data processing	8,476	7,872	8	16,856	15,818	7
Advertising and promotional expenses	5,078	4,466	14	10,399	8,715	19
Foreclosed property expense, net	219	323	(32)	239	462	(48)
Amortization of goodwill	-	3,206	(100)	-	6,394	(100)
Amortization of other intangibles	8,732	4,979	75	15,471	9,675	60
Telecommunications	2,241	2,369	(5)	4,526	4,730	(4)
Postage	1,852	2,042	(9)	3,751	4,103	(9)
Stationery and supplies	2,133	2,124	-	4,195	4,178	-
Professional fees	1,993	1,718	16	4,673	3,422	37
State taxes on equity	3,867	3,778	2	7,629	7,337	4
Regulatory expense	1,048	1,065	(2)	2,118	2,132	(1)
Loan collection expense	2,568	1,685	52	4,602	4,129	11
Other	13,982	12,883	9	27,027	24,748	9

Total noninterest expense	$ 142,664	$ 137,861	3%	$ 279,563	$ 269,683	4%

Efficiency ratio (1)	53.36%	53.42%		52.88%	54.70%
Adjusted efficiency ratio (2)	53.36%	52.17%		52.88%	53.40%

(1)Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).
(2) Excluding amortization of goodwill.

        Professional fees increased $0.3 million (16%) to $2.0 million for the second quarter of 2002 and $1.3 million (37%) to $4.7 million for the first six months of 2002 as compared to the same periods a year ago. These increases in 2002 were primarily the result of a contingency fee associated with certain revenue enhancement initiatives and higher consulting fees related to the launch of the high performance checking products, both initiated in the first quarter of 2002.

        Loan collection expense increased $0.9 million (52%) to $2.6 million for the second quarter of 2002 and $0.5 million (11%) to $4.6 million for the first six months of 2002 as compared to the same periods a year ago. These increases in 2002 were due to increased legal fees associated with the collection of delinquent and criticized assets.

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio at June 30, 2002 was 53.36% compared to 53.42% at June 30, 2001. The ratio for the first six months of 2002 was 52.88% compared to 54.70% for the first six months of 2001. Excluding the net gain of $10.4 million from the securitization of indirect auto loans, the efficiency ratio was 55.56% and 55.76% for the second quarter and first six months of 2001, respectively.

INCOME TAXES

        The Company recorded $33.5 million in income tax expense in the second quarter of 2002, a $3.1 million (10%) increase from $30.4 million in the second quarter of 2001, as pre-tax income rose 13%. For the first six months of 2002, income tax expense totaled $65.6 million, a $6.8 million (12%) increase from $58.8 million for the first six months of 2001. The Company’s effective tax rate for the second quarter of 2002 was 34.9% as compared to 35.7% for the second quarter of 2001. For the first six months of 2002 the Company’s effective tax rate was 35.0% as compared to 35.8% for the same period of 2001. The decrease in the effective tax rate is primarily due to the elimination of non-deductible goodwill expense in 2002 as a result of the adoption of a new accounting standard, discussed earlier.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of certain subsidiaries of the Company and Hibernia National Bank are also subject to Texas franchise tax.

CAPITAL

        Shareholders’ equity totaled $1,614.4 million at June 30, 2002 compared to $1,567.3 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $235.3 million and the issuance of $38.7 million of common stock, partially offset by the redemption of $87.0 million of preferred stock, $86.5 million in dividends declared on common stock, the acquisition of $68.2 million of treasury stock and a $0.5 million decrease in accumulated other comprehensive income.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 12 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 12 - CAPITAL

	June 30	March 31	Dec. 31	Sept. 30	June 30
($ in millions)	2002	2002	2001	2001	2001

Risk-based capital:
Tier 1	$ 1,353.6	$ 1,344.5	$ 1,307.7	$ 1,352.8	$ 1,309.0
Total	1,513.8	1,503.1	1,469.3	1,514.1	1,469.4

Assets:
Quarterly average assets (1)	16,169.1	16,123.8	16,062.9	16,170.5	16,191.5
Net risk-adjusted assets	12,756.1	12,633.7	12,894.7	12,887.5	12,816.8

Ratios:
Tier 1 risk-based capital	10.61%	10.64%	10.14%	10.50%	10.21%
Total risk-based capital	11.87%	11.90%	11.39%	11.75%	11.46%
Leverage	8.37%	8.34%	8.14%	8.37%	8.09%

(1) Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        In April 2002, Hibernia’s Board of Directors authorized the Company to begin another buyback program under terms that allow for the repurchase of up to 3.5 million additional shares of its common stock over the next 12 months. In the second quarter of 2002, the Company repurchased 2.2 million shares of its common stock at a cumulative weighted average price of $19.99 under terms of the recently implemented stock buyback program. The Company repurchased 1.2 million shares in the first quarter of 2002 at a cumulative weighted average price of $18.01 under a buyback plan that expired April 5, 2002.

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

        Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $10.4 billion at June 30, 2002, a $225.0 million (2%) increase from June 30, 2001. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of attractive deposit products. Management expects the volume of core deposits to increase further in 2002 as a result of the promotion of the high performance checking products, discussed earlier. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

        The loan-to-deposit ratio, one measure of liquidity, was 88.8% at June 30, 2002, 86.8% at March 31, 2002, and 89.0% at June 30, 2001. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 17.8% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 2002, up from 17.7% in the first quarter of 2002 and down from 22.0% in the second quarter of 2001. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.6 billion residential first mortgage portfolio and $1.7 billion indirect consumer portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates. As previously discussed, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio in the second quarter of 2001 and used the proceeds to substantially reduce the balance of federal funds purchased.

        Statements in this report that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, prepayment speeds, loan demand, changes in business or consumer spending, borrowing or savings habits, competition, stock price volatility, government monetary policy, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, changes in real estate and construction costs and availability, and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Hibernia undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

        Reference is made to page 22 "Interest Rate Sensitivity" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds.

        Recent Sales of Unregistered Securities. The Company permits its directors who are entitled to receive an annual retainer fee to elect to take all or a portion of that fee in common stock of the Company, rather than in cash. The issuance of the stock to those directors who make the election to receive stock in lieu of cash for all or a portion of their retainer fee has not been registered by the Company. No underwriters or other securities dealers are used in this transaction, and no funds are paid to the Company from the directors in exchange for the shares. The shares are issued in exchange for the directors’ services as outside directors to the Company.

        On April 18, 2002, an aggregate of 6,076 shares of Class A Common Stock were purchased in the open market by the Company and issued to seven of the Company’s directors. The aggregate purchase price of these shares by the Company was $121,094.68. This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a private offering from the Company to its thirteen nonemployee directors.

Item 4.      Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Shareholders on April 17, 2002. Three items were submitted to a vote of the shareholders at that meeting:

•	Election of six persons to serve as directors of the Company until the 2005 Annual Meeting of Shareholders and until their successors are elected and qualified;

•	Reapproval of the performance measures for the Chief Executive Officer bonus plan; and

•	Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for 2002.

         The vote on these matters was as follows:

1.      Election of Directors

		Shares as to Which Authority
Name of Director	Shares Voted For	to Vote was Withheld
Paul Candies	134,648,113	931,558
Robert T. Holleman	134,609,591	970,080
Sidney W. Lassen	133,162,113	2,417,558
William C. O'Malley	134,647,570	932,101
Ray B. Nesbitt	134,568,734	1,010,937
Janee M. "Gee" Tucker	133,619,418	1,960,253

2.       Reapproval of the Performance Measures for the Chief Executive Officer Bonus Plan

Shares Voted For	Shares Voted Against	Shares Abstained
129,353,067	5,194,508	1,032,095

3.       Ratification of the Appointment of Ernst & Young LLP as independent auditors

Shares Voted For	Shares Voted Against	Shares Abstained
131,112,699	4,079,306	387,666

Item 5.      Other Information

        In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved by the Company’s Audit Committee to be performed by Ernst & Young LLP, the Company’s external auditor. In July 2002, the Audit Committee (and the Board of Directors) of the Company approved the following non-audit service to be performed by Ernst & Young LLP: Tax matter consultations concerning the tax depreciation of certain fixed assets.

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

10.44                   Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                            September 30, 2000, filed with the Commission by the Registrant (Commission File
                            No. 1-10294) is hereby incorporated by reference (Form of Change of Control
                            Employment Agreement for Certain Senior Officers of the Registrant, as
amended to date)

10.46                   Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December
                            31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294)
                            is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47                   Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December
                            31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294)
                            is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified
                            Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel
                            (the form of which is included as Appendix C to the Contract Buyout and Separation
                            Agreement referenced as Exhibit 10.46))

10.48                   Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December
                            31, 2001, filed with the Commission by the Registrant (Commission File No. 1-10294)
                            is hereby incorporated by reference (Consulting Agreement by and between Hibernia
                            National Bank and Donald J. Nalty effective October 1, 2001)

10.49 Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant

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

99.1                      Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 21, 2002, filed with the Commission, is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 2001)

99.2                      Exhibit 99.2 to the Annual Report on Form 10-K (as amended) dated June 21, 2002, filed with the Commission, is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 2001)

(b) Reports on Form 8-K

The following reports on Form 8-K were furnished pursuant to Regulation FD:

A report on Form 8-K dated April 11, 2002 reporting Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated July 15, 2002 reporting Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated July 31, 2002, as amended on July 31, 2002, reporting Item 9 Regulation FD Disclosure.

*Exhibits and Reports on Form 8-K have been separately filed with or furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

HIBERNIA CORPORATION (Registrant)

Date: August 13, 2002	By: /s/ Ron E. Samford, Jr.
Ron E. Samford, Jr.
Executive Vice President and Controller
Chief Accounting Officer
(in his capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)