Form 10-Q
period 2002-09-30
HIBERNIA CORP
filed 2002-11-13
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002                                                                                Commission file No. 1-10294

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

   YES   X          NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at October 31, 2002 157,524,762 Shares

HIBERNIA CORPORATION
INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Item 4. Controls and Procedures	***

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries	September 30	December 31	September 30
Unaudited ($ in thousands)	2002	2001	2001

Assets
Cash and cash equivalents	$ 774,731	$ 698,713	$ 840,997
Trading account assets	9,962	18,078	23,877
Securities available for sale	3,176,565	3,241,277	3,178,537
Securities held to maturity (estimated fair value of $180,176, $254,087 and $293,674 at September 30, 2002, December 31, 2001 and
September 30, 2001, respectively)	174,405	249,884	287,539
Mortgage loans held for sale	470,388	566,933	305,738
Loans, net of unearned income	11,418,369	11,240,982	11,360,762
Reserve for loan losses	(212,343)	(195,766)	(182,203)

Loans, net	11,206,026	11,045,216	11,178,559

Bank premises and equipment	203,745	204,839	206,199
Other assets	617,356	593,236	593,885

Total assets	$ 16,633,178	$ 16,618,176	$ 16,615,331

Liabilities
Deposits:
Noninterest-bearing	$ 2,719,440	$ 2,484,812	$ 2,268,712
Interest-bearing	10,352,706	10,468,300	10,660,316

Total deposits	13,072,146	12,953,112	12,929,028

Short-term borrowings	562,681	752,747	722,076
Other liabilities	348,089	309,555	202,368
Federal Home Loan Bank advances	1,002,412	1,042,983	1,143,190

Total liabilities	14,985,328	15,058,397	14,996,662

Shareholders' equity
Preferred Stock, no par value:
Authorized - 100,000,000 shares; 1,739,000 shares of Series A
issued and outstanding at September 30, 2001	-	-	86,950
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 166,210,736,
162,351,682 and 162,314,979 at September 30, 2002,
December 31, 2001 and September 30, 2001, respectively	319,125	311,715	311,645
Surplus	487,564	446,900	442,746
Retained earnings	969,107	850,295	815,831
Treasury stock at cost: 8,088,005 shares at September 30, 2002 and
3,284,720 shares at December 31, 2001 and September 30, 2001	(128,458)	(35,927)	(35,927)
Accumulated other comprehensive income	26,995	13,279	28,361
Unearned compensation	(26,483)	(26,483)	(30,937)

Total shareholders' equity	1,647,850	1,559,779	1,618,669

Total liabilities and shareholders' equity	$ 16,633,178	$ 16,618,176	$ 16,615,331

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries
	Three Months Ended		Nine Months Ended
	September 30		September 30

Unaudited ($ in thousands, except per-share data)	2002	2001	2002	2001

Interest income
Interest and fees on loans	$ 202,033	$ 226,768	$ 592,960	$ 733,313
Interest on securities available for sale	40,929	42,403	122,496	127,487
Interest on securities held to maturity	2,732	4,582	9,390	15,117
Interest on short-term investments	1,205	4,554	4,809	8,251
Interest and fees on mortgage loans held for sale	5,783	5,117	16,760	13,063

Total interest income	252,682	283,424	746,415	897,231

Interest expense
Interest on deposits	54,912	97,491	171,552	323,880
Interest on short-term borrowings	2,294	5,520	7,211	35,538
Interest on Federal Home Loan Bank advances	13,311	14,792	39,838	45,544

Total interest expense	70,517	117,803	218,601	404,962

Net interest income	182,165	165,621	527,814	492,269
Provision for loan losses	18,125	23,000	65,625	68,000

Net interest income after provision for loan losses	164,040	142,621	462,189	424,269

Noninterest income
Service charges on deposits	35,998	28,666	101,713	84,885
Mortgage loan origination and servicing fees	9,288	7,568	26,163	21,087
Retail investment fees	8,028	6,758	24,288	20,459
Trust fees	6,027	6,402	18,701	19,779
Investment banking	2,965	2,692	11,724	9,995
Insurance	4,289	3,362	12,277	10,362
Other service, collection and exchange charges	15,026	13,527	44,065	37,823
Gain on sales of mortgage loans	3,498	6,602	15,598	12,270
Other operating income	5,407	5,964	14,715	26,315
Securities gains (losses), net	(1,399)	23	(11,370)	(9,345)

Total noninterest income	89,127	81,564	257,874	233,630

Noninterest expense
Salaries and employee benefits	72,607	68,337	216,666	207,733
Occupancy expense, net	9,349	9,504	27,524	28,526
Equipment expense	7,704	7,644	23,547	23,066
Data processing expense	8,459	7,855	25,315	23,673
Advertising and promotional expense	6,035	3,613	16,434	12,328
Foreclosed property expense, net	397	108	636	570
Amortization of goodwill	-	3,172	-	9,566
Amortization of other intangibles	22,980	9,994	38,451	19,669
Other operating expense	29,808	27,190	88,329	81,969

Total noninterest expense	157,339	137,417	436,902	407,100

Income before income taxes	95,828	86,768	283,161	250,799
Income tax expense	32,672	29,596	98,234	88,392

Net income	$ 63,156	$ 57,172	$ 184,927	$ 162,407

Net income applicable to common shareholders	$ 63,156	$ 55,672	$ 184,927	$ 157,907

Net income excluding amortization of goodwill	$ 63,156	$ 60,054	$ 184,927	$ 171,104

Net income applicable to common shareholders excluding
amortization of goodwill	$ 63,156	$ 58,554	$ 184,927	$ 166,604

Per common share information:
Net income	$ 0.40	$ 0.36	$ 1.18	$ 1.01

Net income - assuming dilution	$ 0.40	$ 0.35	$ 1.15	$ 0.99

Net income excluding amortization of goodwill	$ 0.40	$ 0.37	$ 1.18	$ 1.07

Net income excluding amortization of goodwill - assuming dilution	$ 0.40	$ 0.37	$ 1.15	$ 1.05

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive		Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Other	Income

Balances at December 31, 2001	$ -	$ 311,715	$ 446,900	$ 850,295	$ 13,279	$ (62,410)
Net income	-	-	-	184,927	-	-	$ 184,927
Unrealized gains (losses) on securities,
net of reclassification adjustments	-	-	-	-	28,141	-	28,141
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	-	-	-	-	(14,425)	-	(14,425)
Comprehensive income							$ 198,643
Issuance of common stock:
Stock Option Plan	-	7,265	27,970	-	-	-
Restricted stock awards	-	145	636	-	-	-
Cash dividends declared on
Common ($.42 per share)	-	-	-	(66,115)	-	-
Acquisition of treasury stock	-	-	-	-	-	(92,531)
Net tax benefit related to Stock Option Plans
and Employee Stock Ownership Plan	-	-	12,603	-	-	-
Other	-	-	(545)	-	-	-

Balances at September 30, 2002	$ -	$ 319,125	$ 487,564	$ 969,107	$ 26,995	$ (154,941)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive		Comprehensive
	Stock	Stock	Surplus	Earnings	Income	Other	Income

Balances at December 31, 2000	$ 86,950	$ 309,147	$ 432,378	$ 718,719	$ (679)	$ (66,864)
Net income	-	-	-	162,407	-	-	$ 162,407
Unrealized gains (losses) on securities,
net of reclassification adjustments	-	-	-	-	41,297	-	41,297
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	-	-	-	-	(12,257)	-	(12,257)
Comprehensive income							$ 191,447
Issuance of common stock:
Stock Option Plan	-	2,468	9,428	-	-	-
Restricted stock awards	-	30	216	-	-	-
Cash dividends declared:
Preferred ($2.5875 per share)	-	-	-	(4,500)	-	-
Common ($.39 per share)	-	-	-	(60,795)	-	-
Acceleration of vesting of stock options	-	-	844	-	-	-
Other	-	-	(120)	-	-	-

Balances at September 30, 2001	$ 86,950	$ 311,645	$ 442,746	$ 815,831	$ 28,361	$ (66,864)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries
Nine Months Ended September 30
Unaudited ($ in thousands)	2002	2001

Operating activities
Net income	$ 184,927	$ 162,407
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	65,625	68,000
Amortization of intangibles and deferred charges	38,435	29,197
Depreciation and amortization	23,346	22,083
Non-cash derivative instruments gains, net	(842)	(3,559)
Non-cash compensation expense	-	844
Premium amortization, net	1,931	358
Realized securities losses, net	11,370	9,345
Gains on sales of assets, net	(369)	(11,750)
Provision for losses on foreclosed and other assets	695	589
Decrease (increase) in mortgage loans held for sale	114,434	(178,063)
Decrease in deferred income tax asset	2,253	2,397
Net tax benefit related to Stock Option Plans and the
Employee Stock Ownership Plan	12,603	-
Increase in interest receivable and other assets	(8,594)	(70,259)
Increase in interest payable and other liabilities	21,442	35,362

Net cash provided by operating activities	467,256	66,951

Investing activities
Purchases of securities available for sale	(4,826,177)	(2,304,762)
Proceeds from maturities of securities available for sale	4,656,428	1,673,028
Proceeds from maturities of securities held to maturity	75,311	74,189
Proceeds from sales of securities available for sale	209,325	461,112
Net decrease in loans	34,408	111,513
Proceeds from sales of loans	10,681	656,226
Purchases of loans	(261,928)	(363,087)
Purchases of premises, equipment and other assets	(57,773)	(50,219)
Proceeds from sales of foreclosed assets and excess bank-owned property	5,017	2,094
Proceeds from sales of premises, equipment and other assets	948	28
Acquisition, net of cash acquired of $36	(2,464)	-

Net cash provided (used) by investing activities	(156,224)	260,122

Financing activities
Net increase in deposits	119,034	236,296
Net decrease in short-term borrowings	(190,066)	(588,439)
Proceeds from Federal Home Loan Bank advances	-	300,000
Payments on Federal Home Loan Bank advances	(40,571)	(200,806)
Proceeds from issuance of common stock	35,235	11,896
Dividends paid	(66,115)	(65,295)
Acquisition of treasury stock	(92,531)	-

Net cash used by financing activities	(235,014)	(306,348)

Increase in cash and cash equivalents	76,018	20,725
Cash and cash equivalents at beginning of period	698,713	820,272

Cash and cash equivalents at end of period	$ 774,731	$ 840,997

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

        The following table summarizes the purchase accounting intangible assets subject to amortization.

(in thousands)	September 30, 2002			September 30, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Purchase Accounting Intangibles	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit	$ 36,151	$ 28,712	$ 7,439	$ 36,151	$ 25,086	$ 11,065
Trust	17,059	9,008	8,051	17,059	6,851	10,208
Insurance expirations	4,194	842	3,352	3,884	403	3,481

Total	$ 57,404	$ 38,562	$ 18,842	$ 57,094	$ 32,340	$ 24,754

        The amortization expense of the purchase accounting intangibles for the three months ended September 30, 2002 and 2001 was $1,453,000 and $1,780,000, respectively, and for the nine months ended September 30, 2002 and 2001 was $4,550,000 and $5,671,000, respectively. Amortization expense for the remainder of 2002 is estimated to be $1,390,000. Estimated future amortization expense is as follows: 2003 - $5,039,000; 2004 - $4,366,000; 2005 - $3,772,000; 2006 -$2,248,000; 2007 - $750,000 and thereafter - $1,277,000. These estimates do not assume the addition of any new purchase accounting intangibles.

        Also included in intangible assets are capitalized mortgage servicing rights with net carrying amounts of $109,414,000 and $85,601,000 at September 30, 2002 and 2001, respectively. The carrying amounts are net of a reserve for temporary impairment of $30,500,000 and $7,811,000 at September 30, 2002 and 2001, respectively. Amortization expense of mortgage servicing rights totaled $21,527,000 and $8,214,000 for the three months ended September 30, 2002 and 2001, respectively, and $33,901,000 and $13,998,000 for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense includes additions to the temporary impairment reserve of $13,499,000 and $4,586,000 in the third quarter of 2002 and 2001, respectively, and $15,199,000 and $4,811,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

        The following tables summarize the option activity in the plans during the third quarter of 2002. During 1997, the 1987 Stock Option Plan was terminated; therefore, at September 30, 2002 there are no shares available for grant under this plan. The termination did not impact options outstanding under the 1987 Stock Option Plan. At September 30, 2002, all options outstanding are nonqualified. There are no shares available for grant under the 2001 Nonqualified Stock Option Plan.

		Weighted
		Average
	Options	Exercise Price

1987 Stock Option Plan:
Outstanding, June 30, 2002	20,000	$8.31

Outstanding, September 30, 2002	20,000	$8.31

Exercisable, September 30, 2002	20,000	$8.31

Long-Term Incentive Plan:
Outstanding, June 30, 2002	12,440,482	$14.47
Cancelled	(120,861)	15.19
Exercised	(470,935)	12.32

Outstanding, September 30, 2002	11,848,686	$14.55

Exercisable, September 30, 2002	5,008,782	$14.05

Available for grant, September 30, 2002	1,202,595

1993 Director Stock Option Plan:
Outstanding, June 30, 2002	461,250	$13.97
Exercised	(7,500)	11.92

Outstanding, September 30, 2002	453,750	$14.01

Exercisable, September 30, 2002	278,750	$12.70

Available for grant, September 30, 2002	322,500

2001 Nonqualified Stock Option Plan:
Outstanding, June 30, 2002	250,000	$13.84

Outstanding, September 30, 2002	250,000	$13.84

Exercisable, September 30, 2002	250,000	$13.84

        There were no shares of restricted stock awarded under the Long-Term Incentive Plan during the third quarter of 2002.

Note 4
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

($ in thousands, except per-share data)	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2002	2001	2002	2001

Numerator:
Net income	$ 63,156	$ 57,172	$ 184,927	$ 162,407
Preferred stock dividends	-	1,500	-	4,500

Numerator for net income per common share	63,156	55,672	184,927	157,907
Effect of dilutive securities	-	-	-	-

Numerator for net income per common
share - assuming dilution	$ 63,156	$ 55,672	$ 184,927	$ 157,907

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	156,337,020	156,600,220	157,160,361	155,986,838
Effect of dilutive securities:
Stock options	2,511,602	2,914,633	3,210,211	2,847,271
Restricted stock awards	84,177	164,585	84,177	164,585
Purchase warrants	275,416	203,353	255,799	132,108

Denominator for net income per common
share - assuming dilution	159,208,215	159,882,791	160,710,548	159,130,802

Net income per common share	$ 0.40	$ 0.36	$ 1.18	$ 1.01

Net income per common share - assuming dilution	$ 0.40	$ 0.35	$ 1.15	$ 0.99

        Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,914,182 and 2,261,924 for the three months ended September 30, 2002 and 2001, respectively and 1,991,105 and 2,336,365 for the nine months ended September 30, 2002 and 2001, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended September 30, 2002 and 2001 there were 65,000 antidilutive options outstanding (which had exercise prices ranging from $20.22 to $21.72 per option share), and 1,590,662 antidilutive options outstanding (which had exercise prices ranging from $18.28 to $21.72 per option share), respectively. During the nine months ended September 30, 2002 and 2001 there were 218,500 antidilutive options outstanding (which had exercise prices ranging from $19.50 to $21.72 per option share), and 3,521,736 antidilutive options outstanding (which had exercise prices ranging from $15.78 to $21.72 per option share), respectively.

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

        The following table presents selected financial information for each segment.

Investments
		Small		and Public		Segment
($ in thousands)	Consumer	Business	Commercial	Funds	Other	Total

Nine months ended September 30, 2002
Average loans	$ 5,928,700	$ 2,464,400	$ 2,829,400	$ 1,500	$ 10,900	$ 11,234,900
Average assets	$ 8,676,900	$ 2,470,900	$ 2,915,200	$ 3,450,000	$ 653,600	$ 18,166,600
Average deposits	$ 7,357,100	$ 1,893,400	$ 1,075,200	$ 2,099,500	$ 17,900	$ 12,443,100

Net interest income	$ 250,668	$ 125,264	$ 82,402	$ 83,439	$ (10,867)	$ 530,906
Noninterest income	$ 180,136	$ 24,174	$ 44,829	$ 2,285	$ 6,450	$ 257,874
Net income	$ 89,296	$ 35,320	$ 18,753	$ 50,930	$ (12,298)	$ 182,001

Nine months ended September 30, 2001
Average loans	$ 6,092,600	$ 2,426,600	$ 3,206,200	$ 1,300	$ 20,500	$ 11,747,200
Average assets	$ 8,690,700	$ 2,431,300	$ 3,276,900	$ 3,226,400	$ 701,800	$ 18,327,100
Average deposits	$ 7,354,000	$ 1,853,300	$ 1,121,000	$ 1,917,900	$ 26,700	$ 12,272,900

Net interest income	$ 225,998	$ 121,706	$ 89,953	$ 65,304	$ (7,321)	$ 495,640
Noninterest income	$ 163,605	$ 21,518	$ 43,184	$ 893	$ 4,430	$ 233,630
Net income	$ 80,054	$ 34,228	$ 17,067	$ 38,629	$ (8,144)	$ 161,834

        The following is a reconciliation of segment totals to consolidated totals.

	Average	Average	Average	Net Interest	Noninterest
($ in thousands)	Loans	Assets	Deposits	Income	Income	Net Income

Nine months ended September 30, 2002
Segment total	$ 11,234,900	$ 18,166,600	$ 12,443,100	$ 530,906	$ 257,874	$ 182,001
Excess funds invested	-	(2,087,600)	-	-	-	-
Reclassification of cash items
in process of collection	-	339,900	339,900	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(3,092)	-	(2,010)
Income tax expense	-	-	-	-	-	4,936

Consolidated total	$ 11,234,900	$ 16,418,900	$ 12,783,000	$ 527,814	$ 257,874	$ 184,927

Nine months ended September 30, 2001
Segment total	$ 11,747,200	$ 18,327,100	$ 12,272,900	$ 495,640	$ 233,630	$ 161,834
Excess funds invested	-	(2,113,500)	-	-	-	-
Reclassification of cash items
in process of collection	-	313,900	313,900	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(3,371)	-	(2,191)
Income tax expense	-	-	-	-	-	2,764

Consolidated total	$ 11,747,200	$ 16,527,500	$ 12,586,800	$ 492,269	$ 233,630	$ 162,407

Note 6
Impact of Recently Issued Accounting Standards

        In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Obligations Associated with Disposal Activities.” Under SFAS No. 146, a liability for a disposal obligation is recognized and measured at fair value when it is incurred. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the financial condition or operating results of the Company.

        In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” FASB Interpretation No. 9,“Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “ Business Combinations” and SFAS No. 142, “ Goodwill and Other Intangible Assets.” SFAS No. 147 addresses the financial accounting and reporting requirements for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises, and provides guidance on accounting for the impairment and disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. SFAS No. 147 is effective October 1, 2002 and is not expected to have a material impact on the financial condition or operating results of the Company.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries

	Three Months Ended			Nine Months Ended

	Sept. 30	June 30	Sept. 30	Sept. 30	Sept. 30
($ in thousands, except per-share data)	2002	2002	2001	2002	2001

Interest income	$ 252,682	$ 247,494	$ 283,424	$ 746,415	$ 897,231
Interest expense	70,517	72,763	117,803	218,601	404,962

Net interest income	182,165	174,731	165,621	527,814	492,269
Provision for loan losses	18,125	20,000	23,000	65,625	68,000

Net interest income after
provision for loan losses	164,040	154,731	142,621	462,189	424,269

Noninterest income:
Noninterest income	90,526	90,556	81,541	269,244	242,975
Securities losses, net	(1,399)	(6,563)	23	(11,370)	(9,345)

Noninterest income	89,127	83,993	81,564	257,874	233,630
Noninterest expense	157,339	142,664	137,417	436,902	407,100

Income before taxes	95,828	96,060	86,768	283,161	250,799
Income tax expense	32,672	33,525	29,596	98,234	88,392

Net income	$ 63,156	$ 62,535	$ 57,172	$ 184,927	$ 162,407

Net income applicable to common shareholders	$ 63,156	$ 62,535	$ 55,672	$ 184,927	$ 157,907

Adjusted net income(2)	$ 63,156	$ 62,535	$ 60,054	$ 184,927	$ 171,104

Adjusted net income applicable to common shareholders(2)	$ 63,156	$ 62,535	$ 58,554	$ 184,927	$ 166,604

Per common share information:
Net income	$ 0.40	$ 0.40	$ 0.36	$ 1.18	$ 1.01
Net income - assuming dilution	$ 0.40	$ 0.39	$ 0.35	$ 1.15	$ 0.99
Adjusted net income(2)	$ 0.40	$ 0.40	$ 0.37	$ 1.18	$ 1.07
Adjusted net income - assuming dilution(2)	$ 0.40	$ 0.39	$ 0.37	$ 1.15	$ 1.05
Cash dividends declared	$ 0.14	$ 0.14	$ 0.13	$ 0.42	$ 0.39
Average shares outstanding (000s)	156,337	157,548	156,600	157,160	155,987
Average shares outstanding - assuming dilution (000s)	159,208	160,570	159,883	160,711	159,131
Dividend payout ratio	35.00%	35.00%	36.11%	35.59%	38.61%

Selected quarter-end balances (in millions)
Loans	$ 11,418.4	$ 11,345.5	$ 11,360.8
Deposits	13,072.1	12,781.5	12,929.0
Federal Home Loan Bank advances	1,002.4	1,042.6	1,143.2
Equity	1,647.8	1,614.4	1,618.7
Total assets	16,633.2	16,285.7	16,615.3

Selected average balances (in millions)
Loans	$ 11,379.3	$ 11,189.1	$ 11,329.0	$ 11,234.9	$ 11,747.2
Deposits	12,808.5	12,834.6	12,792.9	12,783.0	12,586.8
Federal Home Loan Bank advances	1,040.7	1,042.7	1,143.3	1,042.1	1,137.6
Equity	1,629.1	1,602.7	1,596.7	1,606.1	1,550.5
Total assets	16,454.7	16,423.4	16,430.6	16,418.9	16,527.5

Selected ratios
Net interest margin (taxable-equivalent)	4.79%	4.63%	4.37%	4.67%	4.32%
Return on assets	1.54%	1.52%	1.39%	1.50%	1.31%
Return on common equity	15.51%	15.61%	14.75%	15.35%	14.39%
Return on total equity	15.51%	15.61%	14.32%	15.35%	13.97%
Efficiency ratio	57.28%	53.36%	55.07%	54.39%	54.83%
Adjusted efficiency ratio(2)	57.28%	53.36%	53.80%	54.39%	53.54%
Average equity/average assets	9.90%	9.76%	9.72%	9.78%	9.38%
Tier 1 risk-based capital ratio	10.67%	10.61%	10.50%
Total risk-based capital ratio	11.92%	11.87%	11.75%
Leverage ratio	8.50%	8.37%	8.37%

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

THIRD-QUARTER 2002 HIGHLIGHTS

Solid operating results and revenue growth characterized Hibernia Corporation's financial results for the third quarter of 2002.

•	Net income for the third quarter of 2002 totaled $63.2 million ($.40 per common share), up 10% compared to $57.2 million ($.36 per common share) for the third quarter of 2001. Net income for the first nine months of 2002 totaled $184.9 million ($1.18 per common share), up 14% compared to $162.4 million ($1.01 per common share) for the first nine months of 2001. Excluding a $13.5 million non-cash provision for the temporary impairment of mortgage servicing rights, securities losses of $1.4 million and a $3.9 million prepayment fee on a commercial loan, net income for the third quarter of 2002 would have been $70.3 million ($.44 per common share). Net income excluding amortization of goodwill in 2001 increased 5% and 8% for the third quarter and first nine months of 2002, respectively, compared to year-earlier periods.

•	On a taxable-equivalent basis and excluding securities transactions, revenues for the third quarter of 2002 totaled $274.7 million, a $25.2 million (10%) increase from the third quarter 2001 level of $249.5 million. Year-to-date revenues of $803.3 million grew $60.8 million (8%) from the same period in 2001. Excluding the third quarter 2002 commercial loan prepayment fee of $3.9 million, revenues grew 9% from the third quarter of 2001. On the same basis and excluding the net gain from the securitization of indirect auto loans in the second quarter of 2001, revenues for the first nine months of 2002 totaled $799.4 million, a $67.2 million (9%) increase from the first nine months of 2001.

•	Net interest income increased $16.5 million (10%) to $182.2 million for the third quarter of 2002 compared to the third quarter of 2001. Net interest income increased $35.5 million (7%) to $527.8 million for the first nine months of 2002 compared to the first nine months of 2001. The net interest margin was 4.79% for the third quarter of 2002 compared to 4.37% for the third quarter of 2001 and 4.67% for the first nine months of 2002 compared to 4.32% for the first nine months of 2001. Excluding the $3.9 million commercial loan prepayment fee, the net interest margin for the third quarter of 2002 was 4.68%.

•	Noninterest income increased $7.6 million (9%) to $89.1 million for the third quarter of 2002 and $24.2 million (10%) to $257.9 million for the first nine months of 2002 compared to the same periods in 2001. Noninterest income, excluding securities transactions and adjusted for the net indirect auto securitization gain in the second quarter of 2001, increased $9.0 million (11%) to $90.5 million for the third quarter of 2002 compared to the third quarter of 2001 and $36.7 million (16%) to $269.2 million for the first nine months of 2002 compared to the same period in 2001. Excluding securities transactions, the third quarter 2002 commercial loan prepayment fee, and the 2001 net securitization gain, noninterest income as a percentage of revenues grew to 34% for the first nine months of 2002 compared to 32% for the same period a year earlier.

•	The provision for loan losses for the three months and nine months ended September 30, 2002 totaled $18.1 million and $65.6 million respectively, compared to $23.0 million and $68.0 million for the same periods in 2001. At September 30, 2002, reserves as a percentage of total loans were 1.86%, and reserves as a percentage of nonperforming loans were 361% compared to 1.60% and 261%, respectively, at September 30, 2001. The nonperforming asset ratio at the end of the third-quarter 2002 was 0.57% compared to 0.69% a year earlier.

•	Average noninterest-bearing deposits for the three months and nine months ended September 30, 2002 totaled $2.5 billion and $2.4 billion, respectively, up $242.2 million (11%) compared to the third quarter of 2001 and $251.9 million (12%) for the first nine months of 2001. The introduction of high performance consumer checking in March 2002 and a similar program for small business accounts in August 2002 contributed to this increase.

•	Hibernia’s Board of Directors declared a quarterly cash dividend of 15 cents per common share in October 2002, a 7% increase from 14 cents per common share declared in October 2001.

MERGER ACTIVITY

        On April 1, 2002, the Company enhanced its expertise in life insurance and financial planning by consummating the purchase of Friedler/LaRocca Financial Partners, L.L.C. (Friedler/LaRocca). Friedler/LaRocca, a New Orleans based firm specializing in life insurance and other financial services for wealthy clients, serves customers in shipping, financial services, legal and other key regional industries. It now operates as part of Hibernia’s Private Client Group and will continue to serve the needs of clients in such areas as life insurance, incentive-compensation and deferred compensation planning, estate and financial planning, retirement planning and other investment products. The Company did not consummate any mergers in 2001.

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $15.3 billion in the third quarter of 2002, relatively unchanged from the third-quarter 2001 average. Year-to-date average earning assets at September 30, 2002 totaled $15.3 billion, down $148.4 million (1%) from $15.4 billion at September 30, 2001. The decrease in year-to-date average earning assets is primarily due to decreases in commercial loans, consumer loans and securities held to maturity, partially offset by increases in securities available for sale and mortgage loans held for sale.

        Loans. Average loans for the third quarter of 2002 of $11.4 billion were up $190.2 million (2%) from the second quarter of 2002 and relatively unchanged from the third quarter of 2001. For the first nine months of 2002 compared to the same period in 2001, average loans were down $512.3 million (4%) to $11.2 billion. In the second quarter of 2001, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio. This transaction further diversified the loan portfolio and reduced short-term borrowings.

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

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at September 30, 2002, June 30, 2002 and September 30, 2001. Total loans increased $72.9 million (1%) during the third quarter of 2002 compared to June 30, 2002 and $57.6 million (1%) compared to September 30, 2001.

        Consumer loans increased $80.2 million (1%) compared to June 30, 2002 and $144.6 million (2%) compared to September 30, 2001. The increase from the same period a year ago reflects the growth in the indirect loan and revolving credit portions of the consumer portfolio, partially offset by a decrease in first mortgage loans. While Hibernia originated $1.4 billion mortgage loans in the third quarter of 2002, the majority of these loans were fixed rate mortgages and were sold with servicing rights retained.

        Small business loans increased $39.0 million (2%) compared to June 30, 2002 and $30.5 million (1%) compared to September 30, 2001. The small business portfolio continued to be impacted by slow demand for loans as a result of the soft economy.

        Commercial loans decreased $46.3 million (2%) compared to June 30, 2002 and $117.5 million (4%) compared to September 30, 2001. The decrease in commercial loans from the same period last year was primarily the result of management’s strategy to achieve more granularity in the commercial portfolio and to decrease participation in shared national credits. This strategy focuses on lending to customers that operate in the Company’s markets, particularly those that use other Company services, and on retaining a smaller piece of the credit relationship. Shared national credits totaled 7.2% of total loans at September 30, 2002, compared to 7.1% at June 30, 2002 and 8.3% at September 30, 2001.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	September 30, 2002		June 30, 2002		September 30, 2001

($ in millions)	Loans	Percent	Loans	Percent	Loans	Percent

Commercial:
Commercial and industrial	$ 978.6	8.6%	$ 1,021.1	9.0%	$ 1,123.9	9.9%
Services industry	625.3	5.4	610.3	5.4	662.1	5.8
Real estate	432.2	3.8	466.1	4.1	392.4	3.5
Health care	226.9	2.0	243.1	2.1	268.4	2.4
Transportation, communications
and utilities	160.8	1.4	149.7	1.3	160.0	1.4
Energy	296.8	2.6	277.4	2.5	239.9	2.1
Other	82.5	0.7	81.7	0.7	73.9	0.6

Total commercial	2,803.1	24.5	2,849.4	25.1	2,920.6	25.7

Small Business:
Commercial and industrial	778.6	6.9	772.1	6.8	799.3	7.0
Services industry	631.3	5.6	628.2	5.5	626.9	5.5
Real estate	460.5	4.0	437.4	3.9	428.7	3.8
Health care	161.5	1.4	154.6	1.4	146.9	1.3
Transportation, communications
and utilities	104.0	0.9	108.3	1.0	109.8	1.0
Energy	27.2	0.2	26.5	0.2	34.5	0.3
Other	378.7	3.3	375.7	3.3	365.2	3.2

Total small business	2,541.8	22.3	2,502.8	22.1	2,511.3	22.1

Consumer:
Residential mortgages:
First mortgages	2,546.8	22.3	2,613.0	23.0	2,770.5	24.4
Junior liens	532.3	4.7	528.7	4.7	487.0	4.3
Indirect	1,838.8	16.1	1,733.5	15.3	1,541.1	13.6
Revolving credit	627.9	5.5	582.3	5.1	490.5	4.3
Other	527.7	4.6	535.8	4.7	639.8	5.6

Total consumer	6,073.5	53.2	5,993.3	52.8	5,928.9	52.2

Total loans	$ 11,418.4	100.0%	$11,345.5	100.0%	$11,360.8	100.0%

        Securities Available for Sale. Average securities available for sale increased $295.6 million (10%) in the third quarter of 2002 compared to the third quarter of 2001, and were up $386.5 million (14%) for the first nine months of 2002 compared to the same period in 2001. These increases were partially due to increased purchases of securities used to collateralize certain public fund deposits and repurchase agreements. Further, as the Company experienced slower loan growth, additional purchases of securities available for sale helped enhance its earning assets yields. Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the third quarter of 2002 totaled $192.3 million, down $112.2 million (37%) from the third quarter of 2001. Average securities held to maturity for the first nine months of 2002 totaled $215.1 million, down $115.5 million (35%) from the same period in 2001. These decreases are due to increased prepayments of the mortgage loans securitized.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest-only strip receivable resulting from the securitization of indirect auto loans in the second quarter of 2001. The interest-only strip receivable, which totaled $9.8 million at September 30, 2002, is classified as a trading account asset. Federal funds sold and reverse repurchase agreements are considered to be cash equivalents.

        Average short-term investments for the three months ended September 30, 2002 totaled $180.8 million, down $314.0 million (63%) compared to $494.8 million for the third quarter of 2001. The decrease in short-term investments from the third quarter of 2001 was primarily the result of increased purchases of higher-yielding securities available for sale. For the first nine months of 2002 compared to the same period in 2001, average short-term investments decreased $1.6 million (1%) to $263.3 million.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the third quarter of 2002 increased $74.6 million (24%) compared to the third quarter of 2001, and increased $94.5 million (37%) for the first nine months of 2002 compared to the same period in 2001. As a result of lower interest rates, the Company experienced an increase in the level of fixed-rate mortgage loans originated. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total managed delinquencies decreased $2.1 million (3%) from September 30, 2001 and increased $10.4 million (19%) from June 30, 2002. Accruing loans past due 90 days or more are primarily consumer loans.

TABLE 2 - LOAN DELINQUENCIES

	Sept. 30	June 30	March 31	Dec. 31	Sept. 30
($ in millions)	2002	2002	2002	2001	2001

Days past due:
30 to 89 days	$ 51.3	$ 42.0	$ 43.5	$ 57.8	$ 52.9
90 days or more	9.1	7.8	7.5	8.0	6.9

Total delinquencies	60.4	49.8	51.0	65.8	59.8
Securitized indirect auto delinquencies	4.1	4.3	4.0	5.7	6.8

Total managed delinquencies	$ 64.5	$ 54.1	$ 55.0	$ 71.5	$ 66.6

Total delinquencies as a percentage of loans:
Commercial	0.11%	0.05%	0.10%	0.25%	0.05%
Small business	0.54%	0.36%	0.46%	0.41%	0.44%
Consumer	0.72%	0.66%	0.63%	0.84%	0.80%
Total held loans	0.53%	0.44%	0.46%	0.59%	0.53%
Managed consumer	0.75%	0.69%	0.66%	0.87%	0.84%
Total managed loans	0.55%	0.46%	0.48%	0.61%	0.56%

        Managed consumer delinquencies include delinquencies related to indirect auto loans securitized. Total managed delinquencies as a percentage of total managed loans at September 30, 2002 were 0.55%, down from 0.56% a year ago and up from 0.46% at June 30, 2002. Small business delinquencies increased $4.7 million in the third quarter of 2002 to $13.8 million. Managed consumer delinquencies increased $4.0 million in the same period to $47.7 million. The increase in managed consumer delinquencies was across most loan products. The increase from the prior quarter was due, in part, to the negative impact of two major storms on collection efforts during September 2002.

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $58.9 million at September 30, 2002, down from $69.8 million at September 30, 2001 and $63.4 million at June 30, 2002. The decrease from a year ago was primarily due to a net decline in commercial nonaccrual loans which was partially offset by a net increase in small business nonaccrual loans. The decrease from the prior quarter was primarily driven by a net decline in commercial nonaccrual loans. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

TABLE 3 - NONPERFORMING ASSETS

	Sept. 30	June 30	March 31	Dec. 31	Sept. 30
($ in thousands)	2002	2002	2002	2001	2001

Nonaccrual loans:
Commercial	$ 16,133	$ 20,941	$ 28,027	$ 28,361	$ 33,292
Small business	32,481	32,274	33,301	31,448	25,817
Consumer	10,270	10,193	10,814	11,079	10,737

Total nonperforming loans	58,884	63,408	72,142	70,888	69,846

Foreclosed assets	5,470	6,406	5,921	5,782	7,217
Excess bank-owned property	978	978	1,450	1,482	1,076

Total nonperforming assets	$ 65,332	$ 70,792	$ 79,513	$ 78,152	$ 78,139

Reserve for loan losses	$ 212,343	$ 212,343	$ 205,237	$ 195,766	$ 182,203
Nonperforming loan ratio:
Commercial loans	0.58%	0.73%	1.00%	0.96%	1.14%
Small business loans	1.28%	1.29%	1.35%	1.26%	1.03%
Consumer loans	0.17%	0.17%	0.19%	0.19%	0.18%
Total loans	0.52%	0.56%	0.65%	0.63%	0.61%
Nonperforming asset ratio	0.57%	0.62%	0.72%	0.69%	0.69%
Reserve for loan losses as a
percentage of nonperforming loans	360.61%	334.88%	284.49%	276.16%	260.86%

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $5.5 million at September 30, 2002, down $1.7 million from a year earlier, and $0.9 from June 30, 2002. Excess bank-owned property at September 30, 2002 was down $0.1 million from September 30, 2001, and was unchanged from June 30, 2002.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At September 30, 2002 the Company’s nonperforming asset ratio was 0.57%, down from 0.69% at September 20, 2001 and 0.62% at June 30, 2002. The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

        At September 30, 2002 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $48.6 million. The related portion of the reserve for loan losses was $7.4 million. The comparable amounts at September 30, 2001 were $59.1 million and $11.1 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $12.6 million were added to nonperforming loans during the third quarter of 2002, up from $9.7 million in the prior quarter. The additions in the third quarter of 2002 were primarily in the small business loan portfolio. Payments and charge-offs totaling $14.4 million reduced nonperforming loans and more than offset the additions during the quarter. To the extent that nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2002			2001

	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming loans
at beginning of period	$ 63,408	$ 72,142	$ 70,888	$ 69,846	$ 61,179
Additions	12,591	9,725	22,548	19,806	37,780
Charge-offs, gross	(8,044)	(7,059)	(4,608)	(6,192)	(10,812)
Transfers to foreclosed assets	(1,741)	(1,749)	(1,019)	(1,757)	(1,112)
Returns to performing status	(950)	(580)	(859)	(1,030)	(368)
Payments	(6,335)	(8,685)	(6,664)	(9,478)	(6,493)
Sales	(45)	(386)	(8,144)	(307)	(10,328)

Nonperforming loans
at end of period	$ 58,884	$ 63,408	$ 72,142	$ 70,888	$ 69,846

        In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming or past due 90 days and still accruing totaled $32.8 million at September 30, 2002.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded an $18.1 million provision for loan losses in the third quarter of 2002 compared to $23.0 million in the third quarter of 2001 and $20.0 million in the prior quarter. The provision for loan losses for the third quarter of 2002 matched net charge-offs.

        Net charge-offs totaled $18.1 million in the third quarter of 2002 compared to $19.4 million in the third quarter of 2001 and $12.9 million in the prior quarter. These net charge offs included recoveries of $2.3 million in the year ago quarter and $2.2 million in the prior quarter as a result of payments on previously charged off commercial loans. Net charge-offs for the first nine months of 2002 totaled $49.0 million compared to $56.8 million for the first nine months of 2001. As a percentage of average loans, annualized net charge-offs were 0.64% in the third quarter of 2002, down from 0.69% in the third quarter of 2001 and up from 0.46% in the prior quarter. Commercial net charge-offs decreased to $3.1 million in the third quarter of 2002 from $6.5 million in the same period of 2001, and increased from $0.8 million in the prior quarter. Net charge-offs of $6.0 million in the small business portfolio for the third quarter of 2002 increased from $4.4 million in the third quarter of 2001 and $5.5 million in the prior quarter. Consumer net charge-offs increased to $9.1 million in the third quarter of 2002, up from $8.5 million in the third quarter of 2001 and $6.6 million in the prior quarter. The increase in consumer net charge-offs from the prior year and the prior quarter was primarily driven by the indirect auto portfolio.

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

        There were no significant changes in the composition of the loan portfolio during the third quarter of 2002. The Company continued to proactively manage its problem loan exposure in the third quarter of 2002. The reserve coverage of total loans at September 30, 2002 was virtually unchanged from the prior quarter and increased from a year ago primarily due to an increase in the reserve. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating system and based on consistent application of the Company’s reserve methodology.

Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2002		2001

	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$212,343	$205,237	$195,766	$182,203	$178,618
Loans charged off:
Commercial	(3,400)	(3,261)	(2,720)	(4,176)	(9,242)
Small business	(7,257)	(6,780)	(7,343)	(5,169)	(5,608)
Consumer	(11,266)	(9,073)	(11,232)	(9,870)	(10,793)
Recoveries:
Commercial	339	2,441	187	338	2,706
Small business	1,261	1,298	994	1,199	1,229
Consumer	2,198	2,481	2,085	1,991	2,293

Net loans charged off	(18,125)	(12,894)	(18,029)	(15,687)	(19,415)
Provision for loan losses	18,125	20,000	27,500	29,250	23,000

Balance at end of period	$212,343	$212,343	$205,237	$195,766	$182,203

Reserve for loan losses
as a percentage of loans	1.86%	1.87%	1.85%	1.74%	1.60%
Annualized net charge-offs as a
percentage of average loans:
Commercial	0.44%	0.12%	0.35%	0.53%	0.88%
Small business	0.95%	0.89%	1.03%	0.64%	0.70%
Consumer	0.60%	0.45%	0.63%	0.54%	0.58%
Total loans	0.64%	0.46%	0.65%	0.56%	0.69%

        The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to the commercial portfolio decreased slightly in the quarter and declined significantly from a year ago, while the allocations to the consumer and small business portfolios increased. The unallocated reserves decreased somewhat from the prior quarter but increased from a year ago reflecting the higher level of provisioning as the Company strengthened reserves from a year ago in view of current economic conditions and indications of credit deterioration, primarily in the consumer and small business portfolios. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio.

        The reserve coverage of annualized net charge-offs was 293% at September 30, 2002 compared to 412% at June 30, 2002 and 235% at September 30, 2001. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        The reserve for loan losses totaled $212.3 million, or 1.86% of total loans at September 30, 2002, compared to $182.2 million, or 1.60% of total loans at September 30, 2001 and $212.3 million, or 1.87% of total loans at June 30, 2002. The reserve for loan losses as a percentage of nonperforming loans was 361% at September 30, 2002, compared to 261% at September 30, 2001 and 335% at June 30, 2002. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy for 2002 predict continued weak economic conditions as a result of continued slow demand, weakened investor confidence and anticipated declines in consumer expenditures. However, management expects that the Company will be only modestly impacted as the local economy in which it operates is not expected to be significantly affected by these factors. The Company will continue to evaluate these levels and trends and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $12.8 billion in the third quarter of 2002, relatively unchanged from the third quarter of 2001. For the first nine months of 2002 compared to the same period in 2001, average deposits increased $196.2 million (2%) to $12.8 billion. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	Third Quarter 2002		Second Quarter 2002		Third Quarter 2001

	Average	% of	Average	% of	Average	% of
($ in millions)	Balances	Deposits	Balances	Deposits	Balances	Deposits

Noninterest-bearing	$2,474.2	19.3%	$ 2,417.7	18.8%	$ 2,232.0	17.4%
NOW accounts	332.3	2.6	321.8	2.5	360.5	2.8
Money market deposit accounts	2,500.1	19.5	2,544.9	19.8	2,299.1	18.0
Savings accounts	2,585.5	20.2	2,623.8	20.5	2,645.5	20.7
Other consumer time deposits	2,542.0	19.8	2,557.2	19.9	2,742.1	21.4

Total core deposits	10,434.1	81.4	10,465.4	81.5	10,279.2	80.3

Public fund certificates of
deposit of $100,000 or more	903.2	7.1	955.8	7.5	827.0	6.5
Certificates of deposit of
$100,000 or more	906.8	7.1	872.4	6.8	1,078.5	8.4
Foreign time deposits	564.4	4.4	541.0	4.2	608.2	4.8

Total deposits	$12,808.5	100.0%	$ 12,834.6	100.0%	$ 12,792.9	100.0%

        Average core deposits totaled $10.4 billion in the third quarter of 2002, a $154.9 million (2%) increase from the third quarter of 2001. Average noninterest-bearing deposits grew $242.2 million and average savings deposits decreased $60.0 million in the third quarter of 2002 compared to the third quarter of 2001. NOW account average balances were down $28.2 million and average money market deposit accounts were up $201.0 million in the third quarter of 2002 compared to the third quarter of 2001. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $279.7 million and average money market deposit accounts were down $106.9 million. Average consumer time deposits decreased $200.1 million in the third quarter of 2002 compared to the third quarter of 2001. The decrease in consumer time deposits was primarily due to the lower interest rate environment in 2002 which caused the movement of longer-term deposit funds into more liquid deposit products. Contributing to the increase in average core deposits was Hibernia’s emphasis on attracting new deposits through its Completely Free Checking programs and expanding current banking relationships.

        Following the successful introduction of free checking for consumers in the first quarter of 2002, Hibernia launched Completely Free Small Business CheckingSM in August of 2002. The Completely Free Small Business CheckingSM program, much like the consumer version, eliminates monthly cycle service charges, offers free gifts for new accounts and buys back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and revenues through cross-selling opportunities. The campaign includes an extensive advertising and marketing program that is focused on Hibernia’s Completely Free Small Business CheckingSM product and Hibernia’s Completely Free CheckingSM product as well as other high performance checking products. The introduction of high performance checking products has exceeded the Company’s expectations for new accounts opened and is anticipated to grow core deposits for the rest of 2002 and beyond.

        Average noncore deposits were down $139.3 million from the third quarter of 2001 to $2.4 billion or 19% of total deposits. Average large denomination certificates of deposit decreased $95.5 million compared to the third quarter of 2001 as a result of competitive pricing in the market. Average foreign time deposits decreased $43.8 million due to a decrease in Eurodollar deposits by some larger commercial customers as compared to the same period in 2001.

        Total deposits at September 30, 2002 were $13.1 billion, up $143.1 million (1%) from September 30, 2001.

BORROWINGS

        Average borrowings (which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan account; and Federal Home Loan Bank (FHLB) advances) decreased $154.2 million (8%) to $1.7 billion for the third quarter of 2002 compared to the third quarter of 2001. For the first nine months of 2002 compared to the first nine months of 2001, average borrowings decreased $480.1 million (22%) to $1.7 billion. This decrease in borrowings reflects the reduction of federal funds purchased in June 2001 resulting from proceeds of $570.0 million from the securitization and sale of a portion of the indirect auto loan portfolio, discussed earlier. Borrowings at September 30, 2002 totaled $1.6 billion, down $300.2 million (16%) from $1.9 billion at September 30, 2001.

        Average FHLB advances for the third quarter of 2002 totaled $1.0 billion, down from $1.1 billion in the third quarter of 2001. The FHLB may demand payment of $200 million in callable advances at quarterly intervals. An additional $200 million becomes callable at quarterly intervals beginning June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

        Of the $1.0 billion in FHLB advances outstanding at September 30, 2002, $600 million accrues interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on its variable rate debt by entering into interest rate swap agreements in the first and second quarters of 2001 whereby Hibernia will receive quarterly variable rate (LIBOR) payments and pay a fixed rate on a notional amount of $600 million. The estimated negative fair value of these interest rate swap agreements totaled $33.2 million at September 30, 2002, and is recorded on the balance sheet as a liability, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreement are accrued monthly, effectively converting $600 million of FHLB advances from a variable rate to a fixed rate.

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

        Hibernia routinely runs various interest rate scenarios in order to measure and control the impact on earnings of changes in interest rates. The Company develops scenarios to simulate immediate and sustained parallel interest rate shocks and compares the resulting net interest income to the results of a flat rate scenario. Policy limits the after tax changes in net interest income to 15% of projected 12-month net income. Based on the results of a simulation of a 200-basis-point increase in interest rates at September 30, 2002, the Company would expect a decrease in after-tax net interest income of $2.4 million. In a 100-basis-point decrease shock scenario (utilized in place of a 200-basis-point drop scenario due to the current low interest rate environment) after tax net interest income would decrease $8.5 million. The projected decline in net interest income (regardless of the direction rates might move) results from the limited flexibility to further reduce rates on interest bearing liabilities, in the current low interest rate environment, should rates continue to decline. Results of both scenarios are within the limits of Hibernia’s policy objective. In addition, the Company projects a decrease in after-tax net interest income of $0.5 million and $1.5 million if interest rates gradually decrease or increase, respectively, by 100 basis points over the next year.

        Based on the results of the simulation models at September 30, 2001, the Company would have expected an increase in after-tax net interest income of $7.3 million in the event of an immediate and sustained 200-basis point parallel interest rate increase, and a decrease in after-tax net interest income of $12.5 million in the event of an immediate and sustained 200-basis point parallel interest rate decrease. At September 30, 2001, the Company projected an increase in after-tax net interest income of $1.1 million and $10.1 million if interest rates gradually increased or decreased, respectively, by 100 basis points over the next year.

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

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $356.3 million and an estimated negative fair value of $9.1 million were designated as fair value hedges at September 30, 2002. The related hedged mortgage loans held for sale had a principal balance of $356.3 million and were increased by a positive change in fair value of $9.1 million at September 30, 2002, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At September 30, 2002 interest rate lock commitments had a notional amount of $745.9 million with a positive fair value of $9.9 million. The related forward sales contracts had a notional amount of $745.9 million and a negative fair value of $9.0 million at September 30, 2002.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.8 billion at September 30, 2002, with positive fair values of $44.8 million and negative fair values of $41.2 million.

        Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $7.9 million at September 30, 2002, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $600 million. The estimated negative fair value of derivative financial instruments designated as cash flow hedges totaled $33.2 million at September 30, 2002.

RESULTS OF OPERATIONS:

NET INTEREST INCOME

        Taxable-equivalent net interest income for the third quarter of 2002 totaled $184.2 million, a $16.2 million (10%) increase from the third quarter of 2001. Taxable-equivalent net interest income for the first nine months of 2002 totaled $534.1 million, a $34.5 million (7%) increase from the first nine months of 2001. Included in net interest income for the third quarter of 2002 is a $3.9 million prepayment fee on a commercial loan. Excluding the prepayment fee, net interest income for the third quarter and first nine months of 2002 would have increased $12.3 million (7%) to $180.3 million and $30.6 million (6%) to $530.2 million, respectively, compared to the same periods in 2001.

        The increase in net interest income for the third quarter of 2002 over the third quarter of 2001 was primarily due to a reduction of interest-bearing liabilities, the change in the mix of earning assets and the impact of changes in interest rates on the Company’s balance sheet. The average yield on earning assets declined 81 basis points while the average cost on interest-bearing liabilities decreased 145 basis points. As interest rates have significantly decreased over the past year, Hibernia’s net interest margin has benefited as liabilities repriced quicker than assets. As of September 30, 2002, the Company’s balance sheet was much less liability-sensitive when compared to the same period a year ago.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2002		2001

	Third	Second	First	Fourth	Third
(Percentage of average balances)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial loans	18.4%	18.7%	19.0%	19.0%	19.5%
Small business loans	16.4	16.1	16.2	16.5	16.3
Consumer loans	39.5	38.3	37.9	38.6	38.2

Total loans	74.3	73.1	73.1	74.1	74.0

Securities available for sale	20.8	21.0	21.3	20.1	18.8
Securities held to maturity	1.2	1.4	1.6	1.8	2.0

Total securities	22.0	22.4	22.9	21.9	20.8

Short-term investments	1.2	2.3	1.7	0.9	3.2
Mortgage loans held for sale	2.5	2.2	2.3	3.1	2.0

Total interest-earning assets	100.0%	100.0%	100.0%	100.0%	100.0%

         Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2002			2001

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Yield on earning assets	6.61%	6.54%	6.59%	6.93%	7.42%
Rate on interest-bearing liabilities	2.33	2.41	2.53	2.96	3.78

Net interest spread	4.28	4.13	4.06	3.97	3.64
Contribution of
noninterest-bearing funds	0.51	0.50	0.53	0.61	0.73

Net interest margin	4.79%	4.63%	4.59%	4.58%	4.37%

Noninterest-bearing funds
supporting earning assets	21.65%	20.92%	20.68%	20.75%	19.20%

        The net interest margin was 4.79% for the third quarter of 2002, an increase of 42 basis points from the third quarter of 2001 and 16 basis points from the second quarter of 2002. Excluding the $3.9 million commercial loan prepayment fee noted earlier, the net interest margin for third-quarter 2002 was 4.68%. The increase in the net interest margin from the third quarter of 2001 reflects the lower interest rate environment, a significantly steeper yield curve, an increase in broad-based low-cost deposit funding and the accelerated downward repricing of liabilities in comparison to assets.

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 2002 and the second quarter of 2002 and between the third quarter of 2002 and the third quarter of 2001.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	Third Quarter 2002 Compared to:

	Second Quarter 2002			Third Quarter 2001

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent
interest earned on:
Commercial loans	$ (639)	$ 4,230	$ 3,591	$(2,858)	$(8,143)	$(11,001)
Small business loans	987	(737)	250	557	(9,061)	(8,504)
Consumer loans	3,569	(1,464)	2,105	3,997	(9,347)	(5,350)

Loans	3,917	2,029	5,946	1,696	(26,551)	(24,855)

Securities available for sale	(502)	715	213	4,229	(5,946)	(1,717)
Securities held to maturity	(328)	(97)	(425)	(1,606)	(244)	(1,850)

Securities	(830)	618	(212)	2,623	(6,190)	(3,567)

Short-term investments	(1,079)	215	(864)	(2,336)	(1,013)	(3,349)
Mortgage loans held for sale	738	(501)	237	1,165	(499)	666

Total	2,746	2,361	5,107	3,148	(34,253)	(31,105)

Interest paid on:
NOW accounts	31	(35)	(4)	(161)	(1,074)	(1,235)
Money market
deposit accounts	(124)	(85)	(209)	987	(6,313)	(5,326)
Savings accounts	(123)	63	(60)	(430)	(10,624)	(11,054)
Other consumer time deposits	(146)	(1,386)	(1,532)	(2,410)	(9,541)	(11,951)
Public fund certificates of
deposit of $100,000 or more	(313)	(51)	(364)	737	(4,035)	(3,298)
Certificates of deposit
of $100,000 or more	317	(448)	(131)	(2,137)	(4,853)	(6,990)
Foreign deposits	90	26	116	(331)	(2,394)	(2,725)
Federal funds purchased	48	(11)	37	(143)	(343)	(486)
Repurchase agreements	(113)	(1)	(114)	(248)	(2,492)	(2,740)
Federal Home Loan Bank advances	(24)	39	15	(1,313)	(168)	(1,481)

Total	(357)	(1,889)	(2,246)	(5,449)	(41,837)	(47,286)

Taxable-equivalent
net interest income	$ 3,103	$ 4,250	$ 7,353	$ 8,597	$ 7,584	$ 16,181

(1) Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

        The analysis of Consolidated Average Balances, Interest and Rates on pages 26 and 27 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended September 30, 2002, June 30, 2002 and September 30, 2001 and the first nine months of 2002 and 2001.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)	Third Quarter 2002			Second Quarter 2002

(Average balances $ in millions,	Average			Average
interest $ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,814.8	$ 40,729	5.74%	$ 2,863.3	$ 37,138	5.20%
Small business loans	2,520.6	45,987	7.24	2,466.9	45,737	7.44
Consumer loans	6,043.9	116,174	7.64	5,858.9	114,069	7.80

Total loans (2)	11,379.3	202,890	7.08	11,189.1	196,944	7.06

Securities available for sale	3,181.3	42,059	5.29	3,219.7	41,846	5.20
Securities held to maturity	192.3	2,732	5.68	215.2	3,157	5.87

Total securities	3,373.6	44,791	5.31	3,434.9	45,003	5.24

Short-term investments	180.8	1,205	2.65	345.9	2,069	2.40
Mortgage loans held for sale	380.4	5,783	6.08	333.4	5,546	6.65

Total interest-earning assets	15,314.1	$ 254,669	6.61%	15,303.3	$ 249,562	6.54%

Reserve for loan losses	(211.8)			(211.2)
Noninterest-earning assets:
Cash and due from banks	525.2			517.6
Other assets	827.2			813.7

Total noninterest-earning assets	1,352.4			1,331.3

Total assets	$ 16,454.7			$ 16,423.4

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 332.3	$ 971	1.16%	$ 321.8	$ 975	1.22%
Money market deposit accounts	2,500.1	6,864	1.09	2,544.9	7,073	1.11
Savings accounts	2,585.5	8,301	1.27	2,623.8	8,361	1.28
Other consumer time deposits	2,542.0	23,121	3.61	2,557.2	24,653	3.87
Public fund certificates of deposit
of $100,000 or more	903.2	5,366	2.36	955.8	5,730	2.40
Certificates of deposit of $100,000 or more	906.8	8,105	3.55	872.4	8,236	3.79
Foreign time deposits	564.4	2,184	1.53	541.0	2,068	1.53

Total interest-bearing deposits	10,334.3	54,912	2.11	10,416.9	57,096	2.20

Short-term borrowings:
Federal funds purchased	64.5	253	1.56	52.4	216	1.66
Repurchase agreements	558.3	2,041	1.45	589.4	2,155	1.47
Federal Home Loan Bank advances	1,040.7	13,311	5.07	1,042.7	13,296	5.11

Total interest-bearing liabilities	11,997.8	$ 70,517	2.33%	12,101.4	$ 72,763	2.41%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,474.2			2,417.7
Other liabilities	353.6			301.6

Total noninterest-bearing liabilities	2,827.8			2,719.3

Total shareholders' equity	1,629.1			1,602.7

Total liabilities and shareholders' equity	$ 16,454.7			$ 16,423.4

SPREAD AND NET YIELD
Interest rate spread			4.28%			4.13%
Cost of funds supporting interest-earning assets			1.82%			1.91%
Net interest income/margin		$ 184,152	4.79%		$ 176,799	4.63%

(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)	Third Quarter 2001

(Average balances $ in millions,	Average
interest $ in thousands)	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,987.2	$ 51,730	6.88%
Small business loans	2,494.8	54,491	8.67
Consumer loans	5,847.0	121,524	8.26

Total loans (2)	11,329.0	227,745	7.98

Securities available for sale	2,885.7	43,776	6.07
Securities held to maturity	304.5	4,582	6.02

Total securities	3,190.2	48,358	6.06

Short-term investments	494.8	4,554	3.65
Mortgage loans held for sale	305.8	5,117	6.70

Total interest-earning assets	15,319.8	$ 285,774	7.42%

Reserve for loan losses	(181.2)
Noninterest-earning assets:
Cash and due from banks	505.0
Other assets	787.0

Total noninterest-earning assets	1,292.0

Total assets	$ 16,430.6

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 360.5	$ 2,206	2.43%
Money market deposit accounts	2,299.1	12,190	2.10
Savings accounts	2,645.5	19,355	2.90
Other consumer time deposits	2,742.1	35,072	5.07
Public fund certificates of deposit
of $100,000 or more	827.0	8,664	4.16
Certificates of deposit of $100,000 or more	1,078.5	15,095	5.55
Foreign time deposits	608.2	4,909	3.20

Total interest-bearing deposits	10,560.9	97,491	3.66

Short-term borrowings:
Federal funds purchased	83.9	739	3.49
Repurchase agreements	590.5	4,781	3.21
Federal Home Loan Bank advances	1,143.3	14,792	5.13

Total interest-bearing liabilities	12,378.6	$ 117,803	3.78%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,232.0
Other liabilities	223.3

Total noninterest-bearing liabilities	2,455.3

Total shareholders' equity	1,596.7

Total liabilities and shareholders' equity	$ 16,430.6

SPREAD AND NET YIELD
Interest rate spread			3.64%
Cost of funds supporting interest-earning assets			3.05%
Net interest income/margin		$ 167,971	4.37%

(1) Based on the statutory income tax rate of 35%.
(2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries	Nine Months Ended			Nine Months Ended
Taxable-equivalent basis (1)	September 30, 2002			September 30, 2001

(Average balances $ in millions,	Average			Average
interest $ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,860.7	$ 115,335	5.39%	$ 3,208.6	$ 183,140	7.63%
Small business loans	2,484.8	138,242	7.44	2,450.0	167,174	9.13
Consumer loans	5,889.4	342,077	7.76	6,088.6	386,058	8.47

Total loans (2)	11,234.9	595,654	7.09	11,747.2	736,372	8.38

Securities available for sale	3,213.4	126,054	5.23	2,826.9	131,727	6.21
Securities held to maturity	215.1	9,390	5.82	330.6	15,117	6.10

Total securities	3,428.5	135,444	5.27	3,157.5	146,844	6.20

Short-term investments	263.3	4,809	2.44	264.9	8,251	4.16
Mortgage loans held for sale	353.3	16,760	6.32	258.8	13,063	6.73

Total interest-earning assets	15,280.0	$ 752,667	6.58%	15,428.4	$ 904,530	7.83%

Reserve for loan losses	(207.5)			(180.2)
Noninterest-earning assets:
Cash and due from banks	533.9			506.6
Other assets	812.5			772.7

Total noninterest-earning assets	1,346.4			1,279.3

Total assets	$ 16,418.9			$ 16,527.5

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 341.8	$ 3,164	1.24%	$ 351.9	$ 7,055	2.68%
Money market deposit accounts	2,517.0	20,986	1.11	2,274.9	40,624	2.39
Savings accounts	2,629.0	25,577	1.30	2,454.0	64,685	3.52
Other consumer time deposits	2,551.6	74,203	3.89	2,828.3	113,540	5.37
Public fund certificates of deposit
of $100,000 or more	898.8	16,340	2.43	841.6	32,158	5.11
Certificates of deposit of $100,000 or more	873.1	24,811	3.80	1,088.9	47,906	5.88
Foreign time deposits	555.5	6,471	1.56	582.9	17,912	4.11

Total interest-bearing deposits	10,366.8	171,552	2.21	10,422.5	323,880	4.15

Short-term borrowings:
Federal funds purchased	78.4	905	1.54	445.4	17,398	5.22
Repurchase agreements	570.0	6,306	1.48	587.6	18,140	4.13
Federal Home Loan Bank advances	1,042.1	39,838	5.11	1,137.6	45,544	5.35

Total interest-bearing liabilities	12,057.3	$ 218,601	2.42%	12,593.1	$ 404,962	4.30%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,416.2			2,164.3
Other liabilities	339.3			219.6

Total noninterest-bearing liabilities	2,755.5			2,383.9

Total shareholders' equity	1,606.1			1,550.5

Total liabilities and shareholders' equity	$ 16,418.9			$ 16,527.5

SPREAD AND NET YIELD
Interest rate spread			4.16%			3.53%
Cost of funds supporting interest-earning assets			1.91%			3.51%
Net interest income/margin		$ 534,066	4.67%		$ 499,568	4.32%

(1)Based on the statutory income tax rate of 35%.
(2)Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the third quarter of 2002 was up $7.6 million (9%) to $89.1 million compared to the same period of 2001. For the first nine months of 2002 compared to the same period in 2001, noninterest income was up $24.2 million (10%) to $257.9 million. Excluding securities transactions and the $10.4 million net gain on the indirect auto loan securitization in the second quarter of 2001, noninterest income increased $9.0 million (11%) to $90.5 million in the third quarter of 2002 and $36.7 million (16%) to $269.2 million in the first nine months of 2002 compared to the same periods in 2001. The major categories of noninterest income for the three and nine months ended September 30, 2002 and 2001 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended			Nine Months Ended

			Percentage			Percentage
	Sept. 30	Sept. 30	Increase	Sept. 30	Sept. 30	Increase
($ in thousands)	2002	2001	(Decrease)	2002	2001	(Decrease)

Service charges on deposits	$ 35,998	$ 28,666	26%	$ 101,713	$ 84,885	20%
Mortgage loan origination and servicing fees	9,288	7,568	23	26,163	21,087	24
Retail investment fees	8,028	6,758	19	24,288	20,459	19
Trust fees	6,027	6,402	(6)	18,701	19,779	(5)
Investment banking	2,965	2,692	10	11,724	9,995	17
Insurance	4,289	3,362	28	12,277	10,362	18
Other service, collection and exchange charges:
ATM fees	4,070	3,712	10	11,698	10,961	7
Debit/credit card fees	6,249	4,584	36	17,390	13,133	32
Other	4,707	5,231	(10)	14,977	13,729	9

Total other service, collection
and exchange charges	15,026	13,527	11	44,065	37,823	17

Gain on sales of mortgage loans	3,498	6,602	(47)	15,598	12,270	27
Other operating income:
Gain on indirect auto loan securitization	-	-	-	-	11,417	(100)
Mortgage loan derivative income	359	100	259	501	489	2
Derivative income from interest rate contracts	619	1,102	(44)	1,600	2,556	(37)
Other income	4,429	4,762	(7)	12,614	11,853	6

Total other operating income	5,407	5,964	(9)	14,715	26,315	(44)

Securities gains (losses), net	(1,399)	23	N/M	(11,370)	(9,345)	(22)

Total noninterest income	$ 89,127	$ 81,564	9%	$ 257,874	$ 233,630	10%

        Service charges on deposits increased $7.3 million (26%) for the third quarter of 2002 and $16.8 million (20%) for the first nine months of 2002 over the comparable periods in 2001. This change was primarily the result of growth in transaction-based fees, especially in high performance checking products and increased treasury management products and services. Contributing to the increase in service charges was the implementation of a new fee structure in the fourth quarter of 2001.

        Mortgage loan origination and servicing fees increased $1.7 million (23%) in the third quarter and $5.1 million (24%) for the first nine months of 2002 compared to the same periods in 2001. The increase in mortgage fees resulted primarily from increased mortgage activity due to favorable interest rates during the first nine months of 2002. The volume of mortgage loans serviced increased to $10.3 billion at September 30, 2002 compared to $8.2 billion at September 30, 2001. Included in these amounts were $8.5 billion at September 30, 2002 and $6.3 billion at September 30, 2001 of mortgage loans serviced for others. In the third quarter and first nine months of 2002, Hibernia originated approximately $1.4 billion and $3.5 billion residential first mortgages, respectively.

        Retail investment fees increased $1.3 million (19%) in the third quarter and $3.8 million (19%) for the first nine months of 2002 over the comparable periods in 2001. The increase was primarily due to market conditions which resulted in an increase in sales of fixed and variable annuity products.

        Trust fees decreased $0.4 million (6%) for the third quarter of 2002 and $1.1 million (5%) for the first nine months over the comparable periods in 2001. This change was primarily due to decreases in fees on certain accounts that are sensitive to stock market performance.

        Investment banking increased $0.3 million (10%) in the third quarter and $1.7 million (17%) for the first nine months of 2002 compared to the same periods in 2001. The increase in the third quarter of 2002 was primarily due to increased underwriting fees. Contributing to the increase for the first nine months of 2002 was an increase in the number of investment banking transactions closed in 2002.

        Insurance income increased $0.9 million (28%) in the third quarter and $1.9 million (18%) for the first nine months of 2002 compared to the same periods in 2001. This increase was due to a combination of higher commission rates and the growth in volume of insurance policies written, primarily in property and casualty policies. The addition of Friedler/LaRocca also contributed to this increase.

        Other service, collection and exchange charges were up $1.5 million (11%) in the third quarter and $6.2 million (17%) for the first nine months of 2002 compared to the same periods in 2001. Fees generated by Hibernia’s CheckMateSM debit card and Capital AccessSM credit card for small businesses, including annual card fees from the high performance checking products, led to a $1.7 million (36%) increase in debit/credit card fees in the third quarter and a $4.3 million (32%) increase in the first nine months of 2002 compared to the same periods in 2001.

        Gains on sales of mortgage loans decreased $3.1 million (47%) in the third quarter and increased $3.3 million (27%) in the first nine months of 2002 compared to the same periods in 2001. The decrease in the third quarter of 2002 reflects a less favorable price spread in the securities market when compared to the same quarter last year, as the Company sells its fixed-rate mortgage loans while retaining the servicing rights on these loans. The increase in the first nine months was primarily due to the lower interest rate environment, resulting in an increase in the volume of fixed-rate loans.

        On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the adoption of SFAS No. 133 (as amended), $0.6 million was recognized in noninterest income due to the cumulative effect of the accounting change. The after-tax cumulative effect of the change in accounting of $0.4 million was considered immaterial and therefore is not separately presented in the Consolidated Income Statements. Derivative income associated with interest rate contracts decreased $0.5 million in the third quarter and $1.0 million for the first nine months of 2002 compared to the same periods in 2001.

        Net securities losses totaled $1.4 million in the third quarter and $11.4 million for the first nine months of 2002, compared to a slight gain in the third quarter and a $9.3 million loss for the first nine months of 2001. These securities losses are primarily due to the writedown for permanent impairment of private-equity investments. While the Company does not plan any new direct private-equity investments, there may be instances when additional funding of existing investments will be required. The private-equity portfolio totaled $24.5 million at September 30, 2002, of which $14.5 million was energy-related. There have been no losses incurred in energy-related private-equity investments in 2002 or 2001. Unfunded private-equity commitments were $5.5 million at the end of the third quarter.

NONINTEREST EXPENSE

        For the third quarter of 2002, noninterest expense totaled $157.3 million, a $19.9 million (14%) increase from the third quarter of 2001. For the first nine months of 2002 compared to the same period in 2001, noninterest expense was up $29.8 million (7%) to $436.9 million. After adjusting to exclude goodwill amortization in 2001 and excluding provisions for temporary impairment of mortgage servicing rights, noninterest expense increased 11% and 7% for the third quarter and first nine months of 2002 compared to the same periods in the prior year. Noninterest expense for the three months and nine months ended September 30, 2002 and 2001 is presented by major category in Table 11.

TABLE 11 - NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended

			Percentage			Percentage
	Sept. 30	Sept. 30	Increase	Sept. 30	Sept. 30	Increase
($ in thousands)	2002	2001	(Decrease)	2002	2001	(Decrease)

Salaries	$ 61,207	$ 58,051	5%	180,868	$ 173,456	4%
Benefits	11,400	10,286	11	35,798	34,277	4

Total staff costs	72,607	68,337	6	216,666	207,733	4

Occupancy, net	9,349	9,504	(2)	27,524	28,526	(4)
Equipment	7,704	7,644	1	23,547	23,066	2

Total occupancy and equipment	17,053	17,148	(1)	51,071	51,592	(1)

Data processing	8,459	7,855	8	25,315	23,673	7
Advertising and promotional expenses	6,035	3,613	67	16,434	12,328	33
Foreclosed property expense, net	397	108	268	636	570	12
Amortization of goodwill	-	3,172	(100)	-	9,566	(100)
Amortization of other intangibles	22,980	9,994	130	38,451	19,669	95
Telecommunications	2,330	2,305	1	6,856	7,035	(3)
Postage	1,956	2,032	(4)	5,707	6,135	(7)
Stationery and supplies	2,096	2,092	-	6,291	6,270	-
Professional fees	2,542	2,283	11	7,215	5,705	26
State taxes on equity	4,073	3,505	16	11,702	10,842	8
Regulatory expense	1,019	1,074	(5)	3,137	3,206	(2)
Loan collection expense	2,608	2,303	13	7,210	6,432	12
Other	13,184	11,596	14	40,211	36,344	11

Total noninterest expense	$ 157,339	$ 137,417	14%	$ 436,902	$ 407,100	7%

Efficiency ratio (1)	57.28%	55.07%		54.39%	54.83%
Adjusted efficiency ratio (2)	57.28%	53.80%		54.39%	53.54%

(1)Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).
(2) Excluding amortization of goodwill.

        Staff costs, which represent the largest component of noninterest expense, increased $4.3 million (6%) in the third quarter of 2002 and $8.9 million (4%) for the first nine months of 2002 compared to the same periods a year ago. The increase in staff costs for the third quarter of 2002 compared to the same period in the prior year related to wage increases, higher incentive accruals relating to fee generating businesses and increased medical insurance expense. The increase in the first nine months of 2002 compared to the same period in 2001, related primarily to wage increases and higher incentives.

        Advertising and promotional expenses increased $2.4 million (67%) to $6.0 million for the third quarter of 2002 and $4.1 million (33%) to $16.4 million for the first nine months of 2002 compared to the same periods in 2001. The increase from the prior year was primarily due to increased marketing expenses associated with the promotion of the high performance checking products for consumers introduced in the first quarter of 2002 and for small businesses introduced in the third quarter of 2002.

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, in which intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The Company’s goodwill qualifies for the nonamortization provisions of this statement, and therefore, no goodwill amortization expense was recorded in 2002. The Company has not recorded any impairment of goodwill in 2002.

        Amortization of other intangibles, a noncash expense, increased $13.0 million (130%) to $23.0 million for the third quarter of 2002 and $18.8 million (95%) to $38.5 million for the first nine months of 2002 compared to the same periods a year ago. The increase is primarily the result of a $13.5 million and $15.2 million provision expense for the temporary impairment of mortgage servicing rights recorded in the third quarter and first nine months of 2002, respectively, compared to $4.6 million and $4.8 million for the same periods in 2001. The dramatic increase in the expected speed of mortgage loan repayments resulting from the low interest rates in the third quarter of 2002 necessitated the increase in the impairment reserve. At September 30, 2002, this temporary impairment reserve totaled $30.5 million. Future increases in interest rates and slower expected prepayment speeds could result in a reversal of the temporary impairment reserve. Conversely, future decreases in interest rates and faster expected prepayment speeds would necessitate an increase in the temporary impairment reserve. In addition to the temporary impairment charge, amortization of mortgage servicing rights increased in 2002 as a result of the higher volume of mortgage loans serviced and increased expected future prepayments.

        Professional fees increased $0.3 million (11%) to $2.5 million for the third quarter of 2002 and $1.5 million (26%) to $7.2 million for the first nine months of 2002 as compared to the same periods a year ago. These increases in 2002 were primarily the result of a contingency fee associated with certain revenue enhancement initiatives and higher consulting fees related to the launch of the high performance checking products.

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio, adjusted to exclude amortization of goodwill from 2001, was 57.28% at September 30, 2002 compared to 53.80% at September 30, 2001. On that same basis and excluding the commercial loan prepayment fee discussed earlier, the 2001 indirect auto loan securitization net gain and the non-cash provisions for the temporary impairment of mortgage servicing rights, the efficiency ratios for the third quarter and first nine months of 2002 were 53.13% and 52.75%, respectively, compared to 51.97% and 53.64% for the same periods of 2001. The 2002 efficiency ratios were negatively impacted by increased marketing expense relating to the high-performance checking products. These marketing expenses are intended to build revenue over the long term.

INCOME TAXES

        The Company recorded $32.7 million in income tax expense in the third quarter of 2002, a $3.1 million (10%) increase from $29.6 million in the third quarter of 2001, as pre-tax income rose 10%. For the first nine months of 2002, income tax expense totaled $98.2 million, a $9.8 million (11%) increase from $88.4 million for the first nine months of 2001. Included in tax expense for the third quarter of 2001 is a $1.7 million credit resulting from a revision in the formula used to calculate state tax expense. The Company’s effective tax rate for the third quarter of 2002 was 34.1% unchanged from the third quarter of 2001. For the first nine months of 2002 the Company’s effective tax rate was 34.7% as compared to 35.2% for the same period of 2001. The 2002 year-to-date effective tax rate declined primarily due to the elimination of non-deductible goodwill expense in 2002 as a result of the adoption of a new accounting standard, discussed earlier.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of certain subsidiaries of the Company and Hibernia National Bank are also subject to Texas franchise tax.

CAPITAL

        Shareholders’ equity totaled $1,647.8 million at September 30, 2002 compared to $1,618.7 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $241.3 million and the issuance of $38.5 million of common stock, partially offset by the acquisition of $92.5 million of treasury stock, $88.0 million in dividends declared on common stock and the redemption of $87.0 million of preferred stock.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 12 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 12 - CAPITAL

	Sept. 30	June 30	March 31	Dec. 31	Sept. 30
($ in millions)	2002	2002	2002	2001	2001

Risk-based capital:
Tier 1	$ 1,376.5	$ 1,353.6	$ 1,344.5	$ 1,307.7	$ 1,352.8
Total	1,538.5	1,513.8	1,503.1	1,469.3	1,514.1

Assets:
Quarterly average assets (1)	16,187.4	16,169.1	16,123.8	16,062.9	16,170.5
Net risk-adjusted assets	12,903.7	12,756.1	12,633.7	12,894.7	12,887.5

Ratios:
Tier 1 risk-based capital	10.67%	10.61%	10.64%	10.14%	10.50%
Total risk-based capital	11.92%	11.87%	11.90%	11.39%	11.75%
Leverage	8.50%	8.37%	8.34%	8.14%	8.37%

(1) Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        In the third quarter of 2002, the Company repurchased approximately 1.3 million shares of its common stock at a cumulative weighted average price of $19.35 under terms of the stock buyback program implemented in April 2002. During the first nine months of 2002, the Company repurchased 4.7 million shares at a weighted average price of $19.30.

        Hibernia’s Board of Directors authorized the Company to begin another buyback program in October 2002 under terms that allow for the repurchase of up to 3.5 million additional shares of its common stock over a 12 month period.

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

        Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $10.7 billion at September 30, 2002, a $275.6 million (3%) increase from September 30, 2001. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of attractive deposit products. Management expects the volume of core deposits to continue to increase as a result of the promotion of the high performance checking products, discussed earlier. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

        The loan-to-deposit ratio, one measure of liquidity, was 87.3% at September 30, 2002, 88.8% at June 30, 2002, and 87.9% at September 30, 2001. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 18.6% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 2002, up from 17.8% and 18.2% in the second quarter of 2002 and the third quarter of 2001, respectively. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.5 billion residential first mortgage portfolio and $1.8 billion indirect consumer portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates. As previously discussed, the Company securitized and sold $592.2 million of indirect auto loans from its consumer portfolio in the second quarter of 2001 and used the proceeds to substantially reduce the balance of federal funds purchased.

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

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

10.49                   Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                            June 30, 2002, filed with the Commission by the Registrant (Commission File No.
                            1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for
Executive and Certain Senior Officers of the Registrant)

10.50 Amendment No. 1 to Consulting Agreement by and between Hibernia National Bank and Donald J. Nalty effective September 30, 2002

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

(b) Reports on Form 8-K*

The following reports on Form 8-K were furnished pursuant to Regulation FD:

A report on Form 8-K dated July 15, 2002 reporting Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated July 31, 2002, as amended on July 31, 2002, reporting Item 9 Regulation FD Disclosure.

A report on Form 8-K dated August 14, 2002 reporting Item 7 (c) Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated October 4, 2002 reporting Item 7 (c) Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated October 16, 2002 reporting Item 7 (c) Exhibits and Item 9 Regulation FD Disclosure.

*Exhibits and Reports on Form 8-K have been separately filed with or furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

HIBERNIA CORPORATION (Registrant)

Date: November 8, 2002	By: /s/ Ron E. Samford, Jr.
Ron E. Samford, Jr.
Executive Vice President and Controller
Chief Accounting Officer
(in his capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)

CERTIFICATION

I, J. Herbert Boydstun, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hibernia Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ J.Herbert Boydstun J.Herbert Boydstun President and Chief Executive Officer

CERTIFICATION

I, Marsha M. Gassan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hibernia Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Marsha M. Gassan Marsha M. Gassan Senior Executive Vice President and Chief Financial Officer