Form 10-K
period 2002-12-31
HIBERNIA CORP
filed 2003-03-07
CIK 47288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002                                                                                Commission file No. 1-10294

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   X          NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).     [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2003.

Class A Common Stock, no par value $ 2,735,825,731

State the aggregate number of shares outstanding of each of
the Registrant's classes of common stock as of February 28, 2003.

Class A Common Stock, no par value - 156,893,981

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s annual report to shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I and II of this Report.

Portions of the Registrant’s definitive proxy statement for its 2003 Annual Meeting, which will be filed within 120 days of December 31, 2002, are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

        Certain information required by Form 10-K is incorporated by reference to the Annual Report as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
Item 1	Business	*
Item 2	Properties	*
Item 3	Legal Proceedings	*
Item 4	Submission of Matters to a Vote of Security Holders	None
Item X	Identification of Executive Officers	*

PART II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters	Inside Front Cover
Item 6	Selected Financial Data	18
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-47
Item 7a	Quantitative and Qualitative Disclosures About Market Risk	31-33
Item 8	Financial Statements and Supplementary Data	48-84
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

PART III
Item 10 (1)	Directors and Executive Officers of the Registrant
Item 11 (1)	Executive Compensation
Item 12 (1)	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters
Item 13 (1)	Certain Relationships and Related Transactions
Item 14	Controls and Procedures

PART IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Financial Statements
	Report of Independent Auditors	48
Hibernia Corporation and Subsidiaries:
	Consolidated Balance Sheets - December 31, 2002 and 2001	49
Consolidated Income Statements - Years Ended December 31,
	2002, 2001 and 2000	50
Consolidated Statements of Changes in Shareholders' Equity -
	Years Ended December 31, 2002, 2001 and 2000	51
Consolidated Statements of Cash Flows - Years Ended
	December 31, 2002, 2001 and 2000	52
	Notes to Consolidated Financial Statements	53-84

	(b) Reports on Form 8-K	**
The following reports on Form 8-K were furnished pursuant to Regulation FD
A report on form 8-K reporting item 7(c) Exhibits and
	Item 9 Regulation FD Disclosure	October 4, 2002
A report on form 8-K reporting item 7(c) Exhibits and
	Item 9 Regulation FD Disclosure	October 16, 2002
A report on form 8-K reporting item 7(c) Exhibits and
	Item 9 Regulation FD Disclosure	November 13, 2002
A report on form 8-K reporting item 7(c) Exhibits and
	Item 9 Regulation FD Disclosure	January 15, 2003

	(c) Exhibits	**

* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.
** Reports on Form 8-K and Exhibits have been separately filed with or furnished to the the Commission.

(1) The material required by Items 10 through 13 is incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting which will be filed with the Commission within 120 days of December 31, 2002; however, the “Executive Compensation Committee Report” and the “Stock Performance Graph” contained therein are not incorporated herein by reference.

PART I

ITEM 1. BUSINESS

        Hibernia Corporation (Company) is a Louisiana business corporation organized in 1972. The Company became a bank holding company in 1973 and a financial holding company in 2000. As of December 31, 2002, the Company was the largest publicly traded bank and financial holding company headquartered in Louisiana with assets of $17.4 billion and deposits of $13.5 billion. Hibernia National Bank (Bank), the Company’s sole depository institution subsidiary, was chartered as a national banking association in 1933 and can trace its origins back to 1870. As a financial holding company the Company can offer a broad range of products and services that are financial in nature. In addition to the Bank, the Company also owns nonbank subsidiaries which engage in insurance brokerage and investment banking businesses.

        As of December 31, 2002, the Company operated 261 locations in 34 Louisiana parishes and 17 Texas counties and two mortgage loan production and retail brokerage services offices in southern Mississippi. In 2002, the Company enhanced its expertise in life insurance and financial planning by purchasing Friedler/LaRocca Financial Partners, L.L.C., a New Orleans based firm specializing in life insurance and other financial services for wealthy clients. In 2000, the Company purchased three banking offices in East Texas from Compass Bank, which added approximately $115 million in deposits. Additionally in 2000, the Company expanded services by completing the purchases of Southcoast Capital L.L.C., a full-service investment banking firm, and Rosenthal Agency, Inc., Louisiana’s largest independent insurance brokerage firm. At December 31, 2002 the Company and its subsidiaries had 5,588 full-time equivalent employees.

        The Company offers a broad array of financial products and services, including retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; insurance; trust and investment management; retail brokerage; and alternative investments, including mutual funds and annuities. The Company also performs mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments.

        The Company provides financial risk management products and advisory services to customers. These products are designed to assist customers in managing their exposure in the areas of interest rate and currency risks. The Company offers repurchase agreements, bankers acceptances, Eurodollar deposits, safekeeping of securities, U.S. government and government agency obligations, tax-free municipal obligations, reverse repurchase agreements, letters of credit, interest-rate contracts and collection and foreign exchange transactions.

        Information on the Company’s various segments is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The reportable operating segments are Consumer, Small Business, Commercial, and Investments and Public Funds. Further segment information is included in Note 28 of the consolidated financial statements in the Company’s Annual Report. For a discussion of operating results, see “Segment Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report. The portion of the Company’s revenue derived from foreign customers is not a material portion of its overall revenues.

        The Company’s primary assets are loans. At December 31, 2002, loans represented 66% of the Company’s total assets.

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

SUPERVISION AND REGULATION

        The financial services industry is extensively regulated under both federal and state law. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the Federal Reserve Bank of Atlanta. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). The small business investment company subsidiary is regulated by the Small Business Administration. Insurance agency subsidiaries are regulated by state agencies in the states in which they operate. Hibernia Investments, L.L.C., a subsidiary of the Bank, and Hibernia Southcoast Capital, Inc., a subsidiary of the Company, are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions, through the Deputy Commissioner of Securities. The Company is subject to the Bank Holding Company Act (BHCA), which requires the Company to obtain the prior approval of the FRB to acquire a significant equity interest in any additional banks or bank holding companies. Under the provisions of the Gramm-Leach-Bliley Act (GLBA), the Company is eligible to engage in nonbanking activities which are financial in nature by notifying, or in certain cases obtaining the prior approval of, the FRB. Under the GLBA, subsidiaries of financial holding companies engaged in nonbank activities would be supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context. Although the FRB continues to be the primary “umbrella” regulator of financial holding companies, the GLBA limits the ability of the FRB to order a financial holding company subsidiary which is regulated by the SEC or a state insurance authority to provide funds or assets to an affiliated depository institution under the FRB’s “source of strength” doctrine.

        The Bank is subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991, which expanded the regulatory and enforcement powers of the federal bank regulatory agencies, required that these agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Bank is also subject to a number of consumer protection laws and regulations of general applicability, including the USA Patriot Act, which is designed to identify, prevent and deter international money laundering and terrorist financing.

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

        On July 30, 2002, the Sarbanes–Oxley Act of 2002 was signed into law. The Act addresses many aspects of financial accounting, corporate governance and public company disclosure. Among other things, it establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and audit committees. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the auditors. The non-audit services that can be provided to a company by its auditor are limited. Audit committee members are subject to new rules addressing their independence. The Act also requires enhanced and accelerated financial disclosures, and it establishes various responsibility measures (including, for example, requiring the chief executive officer and chief financial officer to certify to the quality of a company’s financial reporting). The Act imposes new restrictions on and accelerated reporting requirements for certain insider trading activities. It imposes a variety of new penalties for fraud and other violations and creates a new federal felony for securities fraud. Various sections of the Act are applicable to the Company. Portions of the Act were effective immediately; others became effective or are in the process of becoming effective through rulings by the SEC, based on timelines set forth in the law.

LOAN PORTFOLIO

        The amounts and percentages of loans outstanding by type are as follows:

December 31

($ in thousands)	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial, financial
and agricultural	$2,487,741	22%	$2,598,148	23%	$3,125,067	26%	$3,213,764	30%	$3,219,516	33%
Real estate - construction	557,432	5	577,824	5	158,429	1	155,200	1	178,389	2
Real estate - mortgage	5,332,519	46	5,290,059	47	5,816,524	48	4,979,180	46	4,328,788	44
Consumer	2,508,340	22	2,187,775	19	2,515,462	21	1,978,303	18	1,628,714	16
Lease financing	190,288	2	183,178	2	167,406	1	102,677	1	32,869	-
All other	415,892	3	403,998	4	341,790	3	427,552	4	518,918	5

	$11,492,212	100%	$11,240,982	100%	$12,124,678	100%	$10,856,676	100%	$9,907,194	100%

SELECTED LOAN MATURITIES

        The following table shows selected categories of loans outstanding as of December 31, 2002, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.

Maturing

After One
	Within	But Within	After
($ in thousands)	One Year	Five Years	Five Years	Total

Commercial, financial and agricultural	$ 1,191,035	$ 1,111,141	$ 185,565	$ 2,487,741
Real estate - construction	286,865	165,741	104,826	557,432

	$ 1,477,900	$ 1,276,882	$ 290,391	$ 3,045,173

Interest Sensitivity

	Fixed	Variable
($ in thousands)	Rate	Rate

Due after one but within five years	$ 348,109	$ 928,773
Due after five years	171,140	119,251

	$ 519,249	$ 1,048,024

SUMMARY OF LOAN LOSS EXPERIENCE

        The following is a summary of activity in the reserve for loan losses:

	Year Ended December 31

($ in thousands)	2002	2001	2000	1999	1998

Balance of reserve for loan losses
at beginning of period	$ 195,766	$ 178,253	$ 156,072	$ 130,347	$ 126,557
Addition due to purchase transactions	-	-	450	3,035	-
Transfer due to auto securitization	-	(7,168)	-	-	-
Transfer due to mortgage securitizations	-	(123)	(68)	(182)	-
Loans charged off:
Commercial, financial and agricultural	(29,101)	(47,246)	(65,277)	(53,427)	(11,262)
Real estate - construction	(359)	(665)	(1)	(7)	(151)
Real estate - mortgage	(10,030)	(6,194)	(17,173)	(3,995)	(4,404)
Consumer	(38,036)	(35,165)	(28,761)	(22,988)	(24,917)
Lease financing	(2,261)	(1,739)	(1,034)	(172)	-
All other	(48)	(616)	(207)	(2,777)	(154)

Total charge offs	(79,835)	(91,625)	(112,453)	(83,366)	(40,888)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	5,925	6,900	3,915	4,154	3,031
Real estate - construction	70	23	58	292	470
Real estate - mortgage	1,925	4,003	2,523	6,618	6,542
Consumer	7,964	8,153	7,055	7,326	7,120
Lease financing	240	39	3	-	-
All other	85	61	48	48	289

Total recoveries	16,209	19,179	13,602	18,438	17,452

Net loans charged off	(63,626)	(72,446)	(98,851)	(64,928)	(23,436)
Additions to reserve charged to operating expense	80,625	97,250	120,650	87,800	27,226

Balance at end of period	$ 212,765	$ 195,766	$ 178,253	$ 156,072	$ 130,347

Ratio of net charge-offs to average loans outstanding	0.56%	0.62%	0.86%	0.62%	0.26%

ALLOCATION OF RESERVE FOR LOAN LOSSES

        The reserve for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for probable credit losses inherent in the loan portfolio within the categories of loans set forth in the following table. See “Reserve and Provision for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a discussion of the factors used in determining the adequacy of the reserve for loan losses.

($ in thousands)	2002	2001	2000	1999	1998

Reserve at end of period:
Commercial, financial and agricultural (1)	$ 55,867	$ 68,390	$ 59,618	$ 46,136	$ 27,797
Real estate - construction	4,580	5,376	1,728	1,419	952
Real estate - mortgage	37,163	28,080	31,390	21,783	13,709
Consumer	60,635	46,170	56,994	47,234	50,215
Not allocated	54,520	47,750	28,523	39,500	37,674

	$ 212,765	$ 195,766	$ 178,253	$ 156,072	$ 130,347

(1) Includes lease financings

MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

        The following table shows large-denomination certificates of deposit as of December 31, 2002 by remaining maturity.

($ in thousands)	Domestic	Foreign

3 months or less	$ 998,347	$ 530,943
Over 3 months through 6 months	282,211	-
Over 6 months through 12 months	145,006	-
Over 12 months through 5 years	460,959	-
Over 5 years	41,299	-

Total	$ 1,927,822	$ 530,943

AVAILABLE INFORMATION

        The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s web site as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. The Company’s web site address is www.hibernia.com.

FORWARD-LOOKING STATEMENTS

        Statements in this Form 10-K that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, prepayment speeds, loan demand, changes in business or consumer spending, borrowing or savings habits, competition, stock price volatility, government monetary policy, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, changes in real estate and construction costs and availability, and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

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

        On December 31, 2002 the Company reported miscellaneous property with a net book value of $6,821,000. These properties include $5,919,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $902,000 of duplicate or excess bank-owned premises. See “Asset Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a further discussion of these properties.

ITEM 3. LEGAL PROCEEDINGS

        The Company and its subsidiaries are parties to certain pending legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

        Following is a list of executive officers of the Company as of March 1, 2003. Each executive officer of the Company is elected annually by the Board of Directors and holds his or her position until the earlier of (a) the next annual meeting of the Board of Directors and the election and qualification of his or her successor or (b) his or her removal or resignation from office.

        PAUL J. BONITATIBUS, 53, is Chief Community Banking Executive of the Company and Hibernia National Bank, a position he assumed in February 2001. Prior to that and since June 2000, Mr. Bonitatibus was Chairman of the Greater New Orleans Region. Prior to that he was President of the Greater New Orleans Market area.

        J. HERBERT BOYDSTUN, 56, became President and Chief Executive Officer of the Company and Hibernia National Bank as of December 17, 2000. Prior to that, since June 2000, Mr. Boydstun was Chief Community Banking Officer of the Company and Hibernia National Bank. Before that, since 1996, Mr. Boydstun was Chairman of the Southwest Region of the Company and Hibernia National Bank. Mr. Boydstun served as Southcentral/Northeast Regional Chairman from 1995 to 1996 and as Northeast Regional Chairman from August 1994 until 1995. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

         KIRK DOMINGOS III, 61, Senior Executive Vice President/Retail Arena and Technology of the Company and Hibernia National Bank, assumed those responsibilities in September 1997. Mr. Domingos is responsible for the consumer and business banking product lines and various business lines, primarily consumer related. He also has responsibility for certain administrative and support functions of the Company. Mr. Domingos has been employed by the Company and/or its subsidiaries since August 1975 and assumed the position of Senior Executive Vice President responsible for Support Services in August 1994 and the position of Executive Vice President and Administrative Executive of the Company and Hibernia National Bank in August 1991.

        MARSHA M. GASSAN, 50, serves as Senior Executive Vice President and Chief Financial Officer of the Company and Hibernia National Bank, positions that she assumed in April 1996. During 1998 and a portion of 1999, Ms. Gassan also served as Treasurer of the Company and Hibernia National Bank. Prior to April 1996, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to 1994).

        RUSSELL S. HOADLEY, 58, serves as Executive Vice President/Employee and Public Relations for the Company and Hibernia National Bank, a position he assumed in 1994. From the time he joined the Company in July 1993 until his promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company and Hibernia National Bank.

        RANDALL E. HOWARD, 55, serves as Chief Commercial Banking Executive of the Company and Hibernia National Bank, a position he assumed in June 2000. Prior to that and since February 1998, Mr. Howard was Chairman of the Southeast Region for the Company and Hibernia National Bank. Prior to that time, from 1987 to February 1998, Mr. Howard served as President and Chief Executive Officer of ArgentBank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into Hibernia National Bank in early 1998. Mr. Howard was elected to the Boards of Directors of the Company and Hibernia National Bank on December 20, 2000 to fill a vacancy on the Board.

        RONALD E. SAMFORD, JR., 50, serves as Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company, which positions he has held since November 1992.

        RICHARD G. WRIGHT, 53, serves as Senior Executive Vice President and Chief Credit Officer of the Company and Hibernia National Bank, a position that he assumed in March 1996. Mr. Wright is also responsible for credit services, which includes loan operations. From August 1994 until March 1996, Mr. Wright served as Executive Vice President/Credit Policy and Analysis of the Company and Hibernia National Bank, and from the time he joined the Company in May 1992 until August 1994, he served as Senior Vice President in the Credit and Asset Quality area of the Company and Hibernia National Bank.

PART III.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV.

ITEM 15. EXHIBITS

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

10.38                   Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31,
                            1999, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement between E. R. "Bo" Campbell and
Hibernia National Bank)

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

10.50                   Exhibit 10.50 to the Quarterly Report on Form 10-Q for the fiscal quarter ended
                            September 30, 2002, filed with the Commission by the Registrant (Commission File No.
                            1-10294) is hereby incorporated by reference (Amendment No. 1 to Consulting Agreement by and between Hibernia National Bank and Donald J. Nalty effective September 30, 2002)

10.51 Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation

10.52 Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002

10.53 Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002

10.54 Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002

10.55 Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002

10.56 Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002

10.57 Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003

10.58 Amendment No. 1 to Agreement by and between E.R. “Bo” Campbell and Hibernia National Bank executed on February 25, 2003

13 2002 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report)

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 6, 2003 on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

By: /s/ J. Herbert Boydstun J. Herbert Boydstun President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Marsha M. Gassan	/s/ Ronald E. Samford, Jr.
Marsha M. Gassan	Ronald E. Samford, Jr.
Senior Executive Vice President	Executive Vice President & Controller
Chief Financial Officer	Chief Accounting Officer

Robert H. Boh*, Director	Elton R. King*, Director
J. Herbert Boydstun*, Director	Sidney W. Lassen*, Director
E.R. "Bo" Campbell*, Director	Janee “Gee” Mercadel-Tucker*, Director
Paul Candies*, Director	Donald J. Nalty*, Director
Richard W. Freeman, Jr.*, Director	Ray B. Nesbitt*, Director
Dick H. Hearin*, Director	William C. O'Malley*, Director
Robert T. Holleman*, Director	James R. Peltier*, Director
Randall E. Howard*, Director	Robert T. Ratcliff*,Director

*By:     /s/ Cathy E. Chessin
              Cathy E. Chessin
              Attorney-in-fact

CERTIFICATION

I, J. Herbert Boydstun, certify that:

1.	I have reviewed this annual report on Form 10-K of Hibernia Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ J. Herbert Boydstun
J. Herbert Boydstun
President and Chief Executive Officer

CERTIFICATION

I, Marsha M. Gassan, certify that:

1.	I have reviewed this annual report on Form 10-K of Hibernia Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/Marsha M. Gassan
Marsha M. Gassan
Senior Executive Vice President
Chief Financial Officer