Form 10-Q
period 2003-03-31
HIBERNIA CORP
filed 2003-05-14
CIK 47288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003                                                                           Commission file No. 1-10294

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
incorporation or organization)                                                                                                                               Identification No.)

313 Carondelet Street, New Orleans, Louisiana 70130
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:     (504) 533-2831

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES   X          NO ____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

   YES   X          NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at April 30, 2003 156,985,752 Shares

HIBERNIA CORPORATION

INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Item 4. Controls and Procedures	***

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets
Hibernia Corporation and Subsidiaries	March 31	December 31	March 31
Unaudited ($ in thousands)	2003	2002	2002

Assets
Cash and cash equivalents	$876,685	$1,103,694	$927,442
Trading account assets	6,667	8,561	14,534
Securities available for sale	4,015,164	3,511,153	3,180,376
Securities held to maturity (estimated fair value of $121,057, $146,369 and $228,805 at March 31, 2003, December 31, 2002 and
March 31, 2002, respectively)	116,580	140,525	224,752
Mortgage loans held for sale	496,022	526,288	347,697
Loans, net of unearned income	11,549,962	11,492,212	11,080,353
Reserve for loan losses	(212,882)	(212,765)	(205,237)

Loans, net	11,337,080	11,279,447	10,875,116

Bank premises and equipment	208,717	209,974	204,738
Customers' acceptance liability	61	--	15
Goodwill	209,114	209,114	206,625
Other intangible assets	122,782	131,915	127,116
Other assets	263,314	271,990	264,766

Total assets	$17,652,186	$17,392,661	$16,373,177

Liabilities
Deposits:
Noninterest-bearing	$2,963,956	$2,867,307	$2,326,601
Interest-bearing	10,832,583	10,613,715	10,445,386

Total deposits	13,796,539	13,481,022	12,771,987

Short-term borrowings	526,648	575,448	665,102
Liability on acceptances	61	--	15
Other liabilities	422,479	553,088	307,950
Federal Home Loan Bank advances	1,202,091	1,102,241	1,042,773

Total liabilities	15,947,818	15,711,799	14,787,827

Shareholders' equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 166,470,964,
166,252,171 and 164,523,208 at March 31, 2003,
December 31, 2002 and March 31, 2002, respectively	319,624	319,204	315,885
Surplus	492,469	490,057	468,614
Retained earnings	1,043,538	1,010,710	887,417
Treasury stock at cost: 9,607,418, 8,840,005 and
4,628,405 shares at March 31, 2003, December 31, 2002
and March 31, 2002, respectively	(157,217)	(142,931)	(60,098)
Accumulated other comprehensive income	27,519	25,387	15
Unearned compensation	(21,565)	(21,565)	(26,483)

Total shareholders' equity	1,704,368	1,680,862	1,585,350

Total liabilities and shareholders' equity	$17,652,186	$17,392,661	$16,373,177

See notes to consolidated financial statements.

Consolidated Income Statements
Hibernia Corporation and Subsidiaries
Three months ended March 31

Unaudited ($ in thousands, except per-share data)	2003	2002

Interest income
Interest and fees on loans	$183,075	$194,877
Interest on securities available for sale	39,029	40,895
Interest on securities held to maturity	1,798	3,501
Interest on short-term investments	1,377	1,535
Interest on mortgage loans held for sale	5,479	5,431

Total interest income	230,758	246,239

Interest expense
Interest on deposits	43,320	59,544
Interest on short-term borrowings	1,500	2,546
Interest on Federal Home Loan Bank advances	14,207	13,231

Total interest expense	59,027	75,321

Net interest income	171,731	170,918
Provision for loan losses	17,750	27,500

Net interest income after provision for loan losses	153,981	143,418

Noninterest income
Service charges on deposits	35,861	31,664
Card-related fees	11,076	8,789
Mortgage banking	(4,943)	11,245
Retail investment fees	6,520	8,089
Trust fees	6,068	6,343
Insurance	4,754	4,059
Investment banking	2,831	2,996
Other service, collection and exchange charges	5,020	5,184
Other operating income	5,282	4,638
Securities gains (losses), net	9	(3,408)

Total noninterest income	72,478	79,599

Noninterest expense
Salaries and employee benefits	74,606	70,558
Occupancy expense, net	9,319	9,195
Equipment expense	7,929	7,849
Data processing expense	9,418	8,380
Advertising and promotional expense	6,962	5,321
Amortization of intangibles	1,339	1,584
Foreclosed property expense, net	86	20
Other operating expense	30,504	28,837

Total noninterest expense	140,163	131,744

Income before income taxes	86,296	91,273
Income tax expense	30,096	32,037

Net income	$56,200	$59,236

Net income per common share	$0.36	$0.38

Net income per common share - assuming dilution	$0.36	$0.37

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Other	Comprehensive Income

Balances at December 31, 2002	$319,204	$490,057	$1,010,710	$25,387	$(164,496)
Net income	--	--	56,200	--	--	$ 56,200
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	106	--	106
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	2,026	--	2,026

Comprehensive income						$ 58,332

Issuance of common stock:
Stock option plans	370	1,782	--	--	--
Restricted stock awards	14	121	--	--	--
Directors' compensation	--	284	--	--	375
Cash dividends declared on
common ($.15 per share)	--	--	(23,372)	--	--
Acquisition of treasury stock	--	--	--	--	(14,661)
Net tax benefit related to
stock option plans and ESOP	--	318	--	--	--
Other	36	(93)	--	--	--

Balances at March 31, 2003	$319,624	$492,469	$1,043,538	$ 27,519	$(178,782)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Other	Comprehensive Income

Balances at December 31, 2001	$311,715	$446,900	$850,295	$ 13,279	$(62,410)
Net income	--	--	59,236	--	--	$ 59,236
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	(14,790)	--	(14,790)
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	1,526	--	1,526

Comprehensive income						$ 45,972

Issuance of common stock:
Stock option plans	4,151	14,953	--	--	--
Restricted stock awards	19	156	--	--	--
Cash dividends declared on
common ($.14 per share)	--	--	(22,114)	--	--
Acquisition of treasury stock	--	--	--	--	(24,171)
Net tax benefit related to
stock option plans and ESOP	--	6,760	--	--	--
Other	--	(155)	--	--	--

Balances at March 31, 2002	$315,885	$468,614	$887,417	$ 15	$(86,581)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Hibernia Corporation and Subsidiaries
Three Months Ended March 31

Unaudited ($ in thousands)	2003	2002

Operating activities
Net income	$ 56,200	$ 59,236
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	17,750	27,500
Amortization of intangibles and deferred charges	27,938	6,734
Depreciation and amortization	8,015	7,558
Non-cash derivative instruments gains, net	(819)	(221)
Premium amortization, net	4,857	245
Realized securities losses (gains), net	(9)	3,408
Gains on sales of assets, net	(235)	(329)
Provision for losses on foreclosed and other assets	222	75
Decrease in mortgage loans held for sale	26,560	226,380
Increase in deferred income tax asset	(87)	--
Net tax benefit related to stock option plans and ESOP	318	6,760
Increase in interest receivable and other assets	(15,865)	(759)
Increase in interest payable and other liabilities	14,108	10,272

Net cash provided by operating activities	138,953	346,859

Investing activities
Purchases of securities available for sale	(1,318,337)	(2,484,001)
Proceeds from maturities and principal repayments of securities available for sale	518,369	2,463,560
Proceeds from maturities and principal repayments of securities held to maturity	23,895	25,070
Proceeds from sales of securities available for sale	173,973	48,737
Net decrease (increase) in loans	(35,575)	186,430
Proceeds from sales of loans	5,870	9,742
Purchases of loans	(48,020)	(54,618)
Purchases of premises, equipment and other assets	(18,626)	(18,714)
Proceeds from sales of foreclosed assets and excess bank-owned property	1,593	1,012
Proceeds from sales of premises, equipment and other assets	210	813

Net cash provided (used) by investing activities	(696,648)	178,031

Financing activities
Net increase (decrease) in deposits	315,517	(181,125)
Net decrease in short-term borrowings	(48,800)	(87,645)
Proceeds from Federal Home Loan Bank advances	100,000	--
Payments on Federal Home Loan Bank advances	(150)	(210)
Proceeds from issuance of common stock	2,152	19,104
Dividends paid	(23,372)	(22,114)
Acquisition of treasury stock	(14,661)	(24,171)

Net cash provided (used) by financing activities	330,686	(296,161)

Increase (decrease) in cash and cash equivalents	(227,009)	228,729
Cash and cash equivalents at beginning of period	1,103,694	698,713

Cash and cash equivalents at end of period	$ 876,685	$ 927,442

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited

Note 1
Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2
Goodwill and Other Intangible Assets

        Effective January 1, 2002 the Company adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the provisions of SFAS No. 142. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules regarding accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

        The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and its annual impairment tests as of September 30, 2002. The results of these tests did not indicate impairment of the Company’s recorded goodwill. The carrying amount of goodwill not subject to amortization totaled $206,625,000 at January 1, 2002, which was net of accumulated amortization of $66,914,000. On April 1, 2002, goodwill of $2,489,000 was recorded and added to the Consumer segment as a result of the purchase of Friedler/LaRocca Financial Partners, L.L.C. At March 31, 2003, goodwill totaled $209,114,000 and is included in the Company’s reportable segments as follows: Consumer — $102,490,000; Small Business — $48,340,000; Commercial — $58,276,000 and Investments and Public Funds — $8,000.

        The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

(in thousands)	March 31, 2003			March 31, 2002

Purchase Accounting Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit	$ 36,151	$ 30,153	$ 5,998	$ 36,151	$ 27,041	$ 9,110
Trust	17,059	10,082	6,977	17,059	7,935	9,124
Insurance expirations	4,254	1,057	3,197	3,884	620	3,264

Total	$ 57,464	$ 41,292	$ 16,172	$ 57,094	$ 35,596	$ 21,498

        The amortization expense of the purchase accounting intangibles for the three months ended March 31, 2003 and 2002 was $1,339,000 and $1,584,000, respectively. Amortization expense for the remainder of 2003 is estimated to be $3,705,000. Estimated future amortization expense is as follows: 2004 — $4,372,000; 2005 — $3,778,000; 2006 — $2,254,000; 2007 -$756,000; 2008 — $590,000 and thereafter — $717,000. These estimates do not assume the addition of any new purchase accounting intangibles.

        Also included in intangible assets are capitalized mortgage servicing rights with net carrying amounts of $106,610,000 and $105,618,000 at March 31, 2003 and 2002, respectively. The carrying amounts are net of a reserve for temporary impairment of $53,000,000 and $15,301,000 at March 31, 2003 and 2002, respectively. Amortization expense of mortgage servicing rights totaled $12,104,000 and $5,155,000 for the three months ended March 31, 2003 and 2002, respectively. The provision for temporary impairment of mortgage servicing rights totaled $14,500,000 for the three months ended March 31, 2003. There was no provision for the three months ended March 31, 2002.

Note 3
Employee Benefit Plans

        The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. Options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest in six months. Until October 1997, those options were granted under the 1987 Stock Option Plan; after October 1997 through January 2003, those options were granted under the 1993 Directors’ Stock Option Plan. Other options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors’ Stock Option Plan generally become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan.

        Options granted to employees and directors generally become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted unless the holder leaves the employ of the Company other than through retirement, death or disability, in which case the options expire at the date of termination. Options granted under the Long-Term Incentive Plan and the 1993 Directors’ Stock Option Plan generally expire 10 years from the date of grant, although they may expire earlier if the holder dies, retires, becomes permanently disabled or leaves the employ of the Company (in which case the options expire at various times ranging from 90 days to 12 months). The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the death (but not later than January 31, 2006). All options vest immediately upon a change of control of the Company. Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company’s treasury stock.

        The following tables summarize the option activity in the plans during the first quarter of 2003. In the first quarter of 2003, the 1993 Directors’ Stock Option Plan was terminated in accordance with the terms of the plan. During 1997, the 1987 Stock Option Plan was terminated in accordance with the terms of the plan. There are no shares available for grant under these plans at March 31, 2003. The terminations did not impact options outstanding under these plans. At March 31, 2003, all options outstanding are nonqualified. There are no shares available for grant under the 2001 Nonqualified Stock Option Plan.

	Options	Weighted Average Exercise Price

1987 Stock Option Plan:
Outstanding, December 31, 2002	20,000	$ 8.31

Outstanding, March 31, 2003	20,000	$ 8.31

Exercisable, March 31, 2003	20,000	$ 8.31

Long-Term Incentive Plan:
Outstanding, December 31, 2002	11,746,828	$ 14.56
Granted (weighted-average fair value $4.15 per share)	2,957,760	18.52
Cancelled	(83,754)	15.89
Exercised	(168,375)	11.78

Outstanding, March 31, 2003	14,452,459	$ 15.39

Exercisable, March 31, 2003	6,978,118	$ 13.82

Available for grant, March 31, 2003	751,777

1993 Directors' Stock Option Plan:
Outstanding, December 31, 2002	453,750	$ 14.01
Exercised	(25,000)	7.43

Outstanding, March 31, 2003	428,750	$ 14.39

Exercisable, March 31, 2003	258,750	$ 13.35

2001 Nonqualified Stock Option Plan:
Outstanding, December 31, 2002	250,000	$ 13.84

Outstanding, March 31, 2003	250,000	$ 13.84

Exercisable, March 31, 2003	250,000	$ 13.84

        In addition to the above option activity in the plans, 3,000 shares of restricted stock were awarded under the Long-Term Incentive Plan during the first quarter of 2003.

        The following pro forma information was determined as if the Company had accounted for stock options using the fair-value-based method as defined in SFAS No. 123, in which the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The fair value of the options was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions for options granted in the first quarter of 2003 and 2002, respectively: risk-free interest rates of 3.25% and 4.68%; expected dividend yields of 3.24% and 3.12%; expected volatility factors of the market price of the Hibernia Class A Common Stock of 30% and 33%; and a six year expected life of the options.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

($ in thousands, except per-share data)	Three Months Ended March 31

	2003	2002

Reported net income	$ 56,200	$ 59,236
Deduct: Stock option compensation expense under
the fair value method, net of related tax effect	(1,605)	(1,551)

Pro forma net income	$ 54,595	$ 57,685

Reported net income per common share	$ 0.36	$ 0.38
Pro forma net income per common share	$ 0.35	$ 0.37

Reported net income per common share - assuming dilution	$ 0.36	$ 0.37
Pro forma net income per common share - assuming dilution	$ 0.35	$ 0.36

Note 4
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share — assuming dilution.

($ in thousands, except per-share data)	Three Months Ended March 31

	2003	2002

Numerator:
Net income - Numerator for net income per common share	$ 56,200	$ 59,236
Effect of dilutive securities	--	--

Numerator for net income per common
share - assuming dilution	$ 56,200	$ 59,236

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	155,409,575	157,609,599
Effect of dilutive securities:
Stock options	1,703,521	3,000,056
Restricted stock awards	79,942	156,968
Purchase warrants	223,280	222,191

Denominator for net income per common
share - assuming dilution	157,416,318	160,988,814

Net income per common share	$ 0.36	$ 0.38

Net income per common share - assuming dilution	$ 0.36	$ 0.37

        Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,704,088 and 2,069,163 for the three months ended March 31, 2003 and 2002, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share — assuming dilution. During the three months ended March 31, 2003 and 2002 there were 4,429,424 antidilutive options outstanding (which had exercise prices ranging from $18.28 to $21.72 per option share), and 1,553,579 antidilutive options outstanding (which had exercise prices ranging from $18.28 to $21.72 per option share), respectively.

Note 5
Segment Information

        The Company’s segment information is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with that described in the December 31, 2002 Annual Report to Shareholders. There are no significant intersegment revenues.

        The following table presents selected financial information for each segment.

($ in thousands)	Consumer	Small Business	Commercial	Investments and Public Funds	Other	Segment Total

Three months ended March 31, 2003
Average loans	$ 6,146,800	$ 2,465,500	$ 2,859,100	$ 300	$ 1,000	$ 11,472,700
Average assets	$ 8,998,900	$ 2,474,600	$ 2,955,500	$ 4,111,300	$ 664,500	$ 19,204,800
Average deposits	$ 7,558,200	$ 1,853,800	$ 1,185,100	$ 2,415,800	$ 20,500	$ 13,033,400
Net interest income	$ 92,535	$ 41,194	$ 28,135	$ 16,614	$ (5,789)	$ 172,689
Noninterest income	$ 59,018	$ 8,397	$ 18,431	$ (13,786)	$ 418	$ 72,478
Net income	$ 36,927	$ 9,513	$ 9,665	$ 34	$ (570)	$ 55,569

Three months ended March 31, 2002
Average loans	$ 5,807,300	$ 2,446,600	$ 2,865,100	$ 1,100	$ 13,700	$ 11,133,800
Average assets	$ 8,598,600	$ 2,452,500	$ 2,945,700	$ 3,511,700	$ 651,900	$ 18,160,400
Average deposits	$ 7,303,700	$ 1,864,500	$ 1,049,800	$ 2,115,900	$ 11,300	$ 12,345,200
Net interest income	$ 79,192	$ 40,914	$ 26,926	$ 30,058	$ (5,102)	$ 171,988
Noninterest income	$ 55,178	$ 7,815	$ 14,520	$ 751	$ 1,335	$ 79,599
Net income	$ 29,130	$ 8,315	$ 3,811	$ 18,284	$ (866)	$ 58,674

         The following is a reconciliation of segment totals to consolidated totals.

($ in thousands)	Average Loans	Average Assets	Average Deposits	Net Interest Income	Noninterest Income	Net Income

Three months ended March 31, 2003
Segment total	$ 11,472,700	$ 19,204,800	$ 13,033,400	$ 172,689	$ 72,478	$ 55,569
Excess funds invested	--	(2,113,900)	--	--	--	--
Reclassification of cash items
in process of collection	--	369,500	369,500	--	--	--
Taxable-equivalent adjustment on
tax exempt loans	--	--	--	(958)	--	--
Income tax expense	--	--	--	--	--	631

Consolidated total	$ 11,472,700	$ 17,460,400	$ 13,402,900	$ 171,731	$ 72,478	$ 56,200

Three months ended March 31, 2002
Segment total	$ 11,133,800	$ 18,160,400	$ 12,345,200	$ 171,988	$ 79,599	$ 58,674
Excess funds invested	--	(2,142,200)	--	--	--	--
Reclassification of cash items
in process of collection	--	359,500	359,500	--	--	--
Taxable-equivalent adjustment on
tax exempt loans	--	--	--	(1,070)	--	--
Income tax expense	--	--	--	--	--	562

Consolidated total	$ 11,133,800	$ 16,377,700	$ 12,704,700	$ 170,918	$ 79,599	$ 59,236

Note 6
Impact of Recently Issued Accounting Standards

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation requires additional disclosure of obligations under certain guarantees and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements were effective for financial statements ending after December 15, 2002. The recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and were applied beginning January 1, 2003.

        The Company issues letters of credit and financial guarantees (standby letters of credit) whereby it agrees to honor certain financial commitments in the event its customers are unable to perform. The majority of the standby letters of credit consist of performance guarantees. Collateral requirements are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for loan losses. Management does not anticipate any material losses related to these instruments. The Company had contractual amounts of standby letters of credit of $462,686,000 and $382,273,000 at March 31, 2003 and 2002, respectively. The fair value of the liability undertaken in issuing guarantees since January 1, 2003 was $269,000 at March 31, 2003. At March 31, 2003, standby letters of credit had expiration dates ranging from 2003 through 2010.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)
Hibernia Corporation and Subsidiaries

	Three Months Ended

($ in thousands, except per-share data)	March 31 2003	December 31 2002	March 31 2002

Interest income	$230,758	$240,679	$246,239
Interest expense	59,027	64,256	75,321

Net interest income	171,731	176,423	170,918
Provision for loan losses	17,750	15,000	27,500

Net interest income after
provision for loan losses	153,981	161,423	143,418

Noninterest income:
Noninterest income	72,469	78,945	83,007
Securities gains (losses), net	9	(1,983)	(3,408)

Noninterest income	72,478	76,962	79,599
Noninterest expense	140,163	138,726	131,744

Income before taxes	86,296	99,659	91,273
Income tax expense	30,096	34,729	32,037

Net income	$56,200	$64,930	$59,236

Per common share information:
Net income	$0.36	$0.42	$0.38
Net income - assuming dilution	$0.36	$0.41	$0.37
Cash dividends declared	$0.15	$0.15	$0.14
Average shares outstanding (000s)	155,410	155,762	157,610
Average shares outstanding - assuming dilution (000s)	157,416	158,053	160,989
Dividend payout ratio	41.67%	35.71%	36.84%

Selected quarter-end balances (in millions)
Loans	$11,550.0	$11,492.2	$11,080.3
Deposits	$13,796.5	$13,481.0	$12,772.0
Federal Home Loan Bank advances	$1,202.1	$1,102.2	$1,042.8
Equity	$1,704.4	$1,680.9	$1,585.4
Total assets	$17,652.2	$17,392.7	$16,373.2

Selected average balances (in millions)
Loans	$11,472.7	$11,393.5	$11,133.8
Deposits	$13,402.9	$13,115.1	$12,704.7
Federal Home Loan Bank advances	$1,193.3	$1,033.8	$1,042.8
Equity	$1,698.5	$1,658.1	$1,586.0
Total assets	$17,460.4	$16,983.4	$16,377.7

Selected ratios
Net interest margin (taxable-equivalent)	4.42%	4.60%	4.63%
Return on assets	1.29%	1.53%	1.45%
Return on equity	13.24%	15.66%	14.94%
Efficiency ratio	56.97%	53.91%	51.44%
Average equity/average assets	9.73%	9.76%	9.68%
Tier 1 risk-based capital ratio	10.56%	10.57%	10.64%
Total risk-based capital ratio	11.82%	11.82%	11.90%
Leverage ratio	8.34%	8.45%	8.34%

(1)     Prior periods have been conformed to current-period presentation.

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

FIRST-QUARTER 2003 HIGHLIGHTS

        Strong balance sheet and capital position characterize Hibernia Corporation’s financial condition for the first quarter of 2003.

•	Net income for the first quarter of 2003 totaled $56.2 million ($.36 per common share), down 5% compared to $59.2 million ($.38 per common share) for the first quarter of 2002. Earnings per common share assuming dilution were $0.36, down 3% from $0.37 a year ago. Results for the first quarter 2003 were significantly impacted by a $14.5 million, or $9.4 million after tax, non cash expense for the temporary impairment of mortgage servicing rights, which represents an after-tax per-share charge of $0.06.

•	Net interest income was up slightly to $171.7 million for the first quarter of 2003 compared to the first quarter of 2002. The net interest margin was 4.42% for the first quarter of 2003 compared to 4.63% for the first quarter of 2002.

•	Noninterest income for the first quarter of 2003 totaled $72.5 million, a $7.1 million (9%) decrease from the first quarter 2002 level of $79.6 million. Included in noninterest income is the $14.5 million provision expense for temporary impairment of mortgage servicing rights recorded in the first quarter of 2003. No such provision was recorded in the first quarter of 2002.

•	The provision for loan losses for the three months ended March 31, 2003 totaled $17.8 million, compared to $27.5 million for the same period in 2002. At March 31, 2003, reserves as a percentage of total loans were 1.84% compared to 1.85% at March 31, 2002. At March 31, 2003, reserves as a percentage of nonperforming loans were 410% compared to 284% at March 31, 2002.

•	Nonperforming assets at March 31, 2003 were down $20.0 million (25%) to $59.6 million from $79.5 million at March 31, 2002. Nonperforming loans were down $20.2 million (28%) to $52.0 million from $72.1 million at March 31, 2002. The nonperforming asset ratio improved to 0.52% from the March 31, 2002 level of 0.72%. The nonperforming loan ratio improved to 0.45% from the March 31, 2002 level of 0.65%.

•	Total deposits grew $1.0 billion (8%) from March 31, 2002 to $13.8 billion at March 31, 2003. Noninterest-bearing deposits at March 31, 2003 were up $637.4 million (27%) compared to March 31, 2002. The Company’s consumer high performance checking program, introduced in March 2002, and a similar program for small businesses, introduced in August 2002, contributed to this increase over the prior year.

•	Total loans at March 31, 2003 were up $469.7 million (4%) to $11.5 billion from $11.1 billion at March 31, 2002.

•	Total assets at March 31, 2003 were $17.7 billion up $1.3 billion (8%) from $16.4 billion at March 31, 2002.

•	During the first quarter of 2003, Hibernia repurchased 800,000 shares of its common stock under a 12-month buyback plan authorized by the Board of Directors in October 2002. Approximately 1.5 million shares have been repurchased under this plan.

•	Hibernia’s capital remains strong with a leverage ratio of 8.34% at March 31, 2003, unchanged from March 31, 2002.

•	In April 2003, Hibernia’s Board of Directors declared a quarterly cash dividend of 15 cents per common share, a 7% increase from 14 cents per common share declared in April 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The Company’s management exercises judgment in choosing and applying the most appropriate accounting policies and methodologies in many different areas. These choices are important; not only to ensure compliance with generally accepted accounting principles, but also to reflect the exercise of management’s judgment in determining the most appropriate manner in which to record Hibernia’s financial performance. For Hibernia, these key areas include the accounting for the reserve for loan losses, the valuations of goodwill and mortgage servicing rights, and the accounting for stock options.

        The reserve for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The reserve is comprised of three components: specific reserves on certain problem loans, general reserves determined from historical loss allocation factors applied to pools of loans and an unallocated portion. The reserve is calculated using both objective and subjective information. The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. For further discussion on this calculation and assumptions and methods used, see the “Reserve and Provision for Loan Losses” section of this analysis.

        The Company is required to perform valuations of assets in accordance with various generally accepted accounting principles. Impairment testing of goodwill requires the Company to determine its fair value by reporting unit. Impairment testing is a two step process that first compares the fair value of a reporting unit with its carrying amount, and second, if necessary, measures impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units are operating segments as defined by Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reporting units are based on lines of business. Assets and liabilities are allocated to reporting units using the Company’s internal management reporting system. Goodwill is allocated directly to these reporting units, when applicable, or based on the allocation of loans to the reporting segments for each region in which the goodwill originated. When quoted market prices are not available for assets and liabilities, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. However, management uses assumptions that it considers to be conservative in its impairment testing. The Company has recorded no impairment of goodwill in 2002 or 2003.

        The Company records a servicing asset when the right to service mortgage loans for others is acquired through a purchase or retained upon the sale of loans. Based upon current fair values, servicing rights are periodically assessed for impairment. For this valuation, the mortgage servicing portfolio is stratified on the basis of certain risk characteristics including loan type and interest rate. A discounted cash flow analysis is performed using various assumptions including prepayment speeds, discount rates and servicing costs. The Company uses national prepayment speed assumptions and adjusts them based on actual prepayment behavior of its own portfolio with information obtained from an independent third party. To the extent that temporary impairment exists, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. Permanent impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. Changes in these assumptions could materially affect the operating results of the Company, however, management considers the assumptions used to be appropriate. For a discussion of the sensitivity of significant assumptions, see the “Interest Rate Sensitivity” section of this analysis. For additional third-party mortgage servicing portfolio data, see the “Noninterest Income” section of this analysis.

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, net income would have been reduced by $1.6 million for both first quarter 2003 and 2002. Net income per common share would have been $0.35 and $0.37 for the quarters ended March 31, 2003 and 2002, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for options issued in the first quarter of 2003 and 2002, respectively: risk-free interest rates of 3.25% and 4.68%; expected dividend yields of 3.24% and 3.12%; expected volatility factors of the market price of Hibernia Class A Common Stock of 30% and 33%; and a six year expected life of the options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to these policies.

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $15.9 billion in the first quarter of 2003, a $794.4 million (5%) increase from the first-quarter 2002 average of $15.1 billion. The increase in first quarter 2003 average earning assets is primarily due to increases in consumer loans and securities available for sale.

        Beginning first quarter 2003, securities that have been purchased but are not yet settled (trade-date securities purchased) were reclassified as noninterest-earning assets. Trade-date securities purchased were previously classified as securities in interest-earning assets. Prior periods have been restated to conform to the current presentation.

        Loans.    Average loans for the first quarter of 2003 of $11.5 billion were up $79.2 million (1%) and $338.9 million (3%) compared to the fourth quarter of 2002 and first quarter of 2002, respectively.

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at March 31, 2003, December 31, 2002 and March 31, 2002. Total loans increased $57.8 million (1%) during the first quarter of 2003 compared to December 31, 2002 and $469.7 million (4%) compared to March 31, 2002.

        Consumer loans increased $70.4 million (1%) and $362.3 million (6%) compared to December 31, 2002 and March 31, 2002, respectively. The increase from the same period a year ago reflects the growth in indirect loans and secured revolving credit, partially offset by a decrease in first mortgage loans. While Hibernia originated $1.6 billion mortgage loans in the first quarter of 2003 compared to $1.0 billion in the same period of 2002, the majority of these loans were fixed rate mortgages and sold with servicing rights retained.

        Small business loans decreased $14.9 million (1%) compared to December 31, 2002 and increased $34.1 million (1%) compared to March 31, 2002. The small business portfolio continued to be impacted by slow demand for loans as a result of the soft economy.

        Commercial loans remained relatively unchanged compared to December 31, 2002 and increased $73.3 million (3%) compared to March 31, 2002. The commercial portfolio was also impacted by lower demand for credit in light of current economic conditions and reflected management’s strategy to maintain the granularity of the commercial portfolio by retaining smaller exposures to individual credits. Shared national credits were down 1% and 2% from the fourth quarter 2002 and the same period last year, respectively. The Company’s strategy related to shared national credits focuses on lending to customers who operate in Hibernia’s markets, particularly those who use other Company services.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO
	March 31, 2003		December 31, 2002		March 31, 2002

($ in millions)	Loans	Percent	Loans	Percent	Loans	Percent

Commercial:
Commercial and industrial	$1,059.4	9.2%	$1,030.5	9.0%	$1,049.6	9.5%
Services industry	607.2	5.3	663.9	5.8	616.7	5.6
Real estate	419.0	3.6	405.8	3.5	422.1	3.8
Health care	234.9	2.0	219.9	1.9	247.4	2.2
Transportation, communications
and utilities	133.1	1.2	160.6	1.4	136.6	1.2
Energy	315.7	2.7	291.9	2.5	251.4	2.3
Other	109.5	0.9	103.9	0.9	81.7	0.7

Total commercial	2,878.8	24.9	2,876.5	25.0	2,805.5	25.3

Small Business:
Commercial and industrial	720.0	6.2	737.1	6.4	752.5	6.8
Services industry	620.3	5.4	634.3	5.5	621.8	5.6
Real estate	496.8	4.3	478.8	4.2	426.7	3.8
Health care	162.6	1.4	161.9	1.4	148.4	1.3
Transportation, communications
and utilities	99.1	0.9	97.5	0.8	107.6	1.0
Energy	27.5	0.2	27.1	0.2	30.6	0.3
Other	366.6	3.2	371.1	3.3	371.2	3.4

Total small business	2,492.9	21.6	2,507.8	21.8	2,458.8	22.2

Consumer:
Residential mortgages:
First mortgages	2,385.5	20.7	2,445.3	21.3	2,577.6	23.3
Junior liens	555.9	4.8	536.9	4.7	509.0	4.6
Indirect	2,050.7	17.7	1,957.1	17.0	1,635.5	14.8
Revolving credit:
Secured	574.3	5.0	550.9	4.8	432.8	3.9
Unsecured	103.1	0.9	105.9	0.9	103.3	0.9
Other:
Secured	357.6	3.1	366.0	3.2	415.1	3.7
Unsecured	151.2	1.3	145.8	1.3	142.7	1.3

Total consumer	6,178.3	53.5	6,107.9	53.2	5,816.0	52.5

Total loans	$11,550.0	100.0%	$11,492.2	100.0%	$11,080.3	100.0%

        Securities Available for Sale. Average securities available for sale increased $388.9 million (13%) in the first quarter of 2003 compared to the fourth quarter of 2002 and $373.2 million (12%) compared to the first quarter of 2002. These increases were primarily due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements. Further, as the Company continued to experience higher deposit growth compared to loan growth, additional purchases of securities available for sale helped to increase income on earning assets. These securities generally have relatively short average lives which exhibit limited extension risk should interest rates begin to rise. Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits.

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the first quarter of 2003 totaled $130.6 million, down $29.9 million (19%) from the fourth quarter of 2002 and $107.6 million (45%) from the first quarter of 2002. These decreases are due to increased prepayments on mortgage-backed securities.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest only strip receivable resulting from the securitization of indirect auto loans in the second quarter of 2001. The interest only strip receivable, which totaled $6.5 million at March 31, 2003, is classified as a trading account asset. All other short-term investments are considered to be cash equivalents.

        Average short-term investments for the three months ended March 31, 2003 totaled $383.7 million, up $97.2 million (34%) compared to $286.5 million in the fourth quarter of 2002 and up $119.5 million (45%) compared to $264.2 million in the first quarter of 2002. The increase in short-term investments from the fourth and first quarters of 2002 is primarily due to an increase in federal funds sold due to excess funds available during the first quarter of 2003.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the first quarter of 2003 decreased $112.5 million (21%) compared to the fourth quarter of 2002, and increased $70.4 million (20%) compared to the first quarter of 2002. As a result of lower interest rates in the first quarter of 2003 the Company experienced an increase in the level of fixed-rate mortgage loans originated as compared to the same period in 2002. The decrease as compared to the fourth quarter of 2002 is due to the decreased volume of mortgage loans originated in the first quarter of 2003. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total managed delinquencies decreased $1.2 million (2%) from March 31, 2002 and $7.3 million (12%) from December 31, 2002. Accruing loans past due 90 days or more, which are primarily consumer loans, were $8.5 million at March 31, 2003 compared to $7.5 million at March 31, 2002 and $10.8 million at December 31, 2002.

TABLE 2 - LOAN DELINQUENCIES
($ in millions)	March 31 2003	Dec. 31 2002	Sept. 30 2002	June 30 2002	March 31 2002
Days past due:
30 to 89 days	$ 42.9	$ 46.9	$ 51.3	$ 42.0	$ 43.5
90 days or more	8.5	10.8	9.1	7.8	7.5

Total delinquencies	51.4	57.7	60.4	49.8	51.0
Securitized indirect auto delinquencies	2.4	3.4	4.1	4.3	4.0

Total managed delinquencies	$ 53.8	$ 61.1	$ 64.5	$ 54.1	$ 55.0

Total delinquencies as a percentage of loans:
Commercial	0.06%	0.05%	0.11%	0.05%	0.10%
Small business	0.35%	0.41%	0.54%	0.36%	0.46%
Consumer	0.66%	0.75%	0.72%	0.66%	0.63%
Total held loans	0.45%	0.50%	0.53%	0.44%	0.46%
Managed consumer	0.68%	0.78%	0.75%	0.69%	0.66%
Total managed loans	0.46%	0.52%	0.55%	0.46%	0.48%

        Managed consumer delinquencies include delinquencies related to indirect auto loans securitized. Total managed delinquencies as a percentage of total managed loans at March 31, 2003 were 0.46%, down from 0.48% a year ago and 0.52% at December 31, 2002. Delinquencies as a percentage of held loans at March 31, 2003 were 0.45%, down from 0.46% at March 31, 2002 and 0.50% at December 31, 2002. Small business delinquencies declined from March 31, 2002 primarily due to lower delinquencies in the factoring portfolio, a business line which the Company is in the process of exiting. The decrease in consumer delinquencies from the prior quarter was primarily in the other secured and unsecured portfolios while the increase from a year ago was primarily driven by the residential mortgage and indirect auto portfolios.

TABLE 3 - NONPERFORMING ASSETS

($ in thousands)	March 31 2003	Dec. 31 2002	Sept. 30 2002	June 30 2002	March 31 2002

Nonaccrual loans:
Commercial	$ 12,115	$ 15,905	$ 16,133	$ 20,941	$ 28,027
Small business	28,514	28,668	32,481	32,274	33,301
Consumer	11,349	10,307	10,270	10,193	10,814

Total nonperforming loans	51,978	54,880	58,884	63,408	72,142

Foreclosed assets	6,671	5,919	5,470	6,406	5,921
Excess bank-owned property	902	902	978	978	1,450

Total nonperforming assets	$ 59,551	$ 61,701	$ 65,332	$ 70,792	$ 79,513

Reserve for loan losses	$ 212,882	$ 212,765	$ 212,343	$ 212,343	$ 205,237
Nonperforming loan ratio:
Commercial loans	0.42%	0.55%	0.58%	0.73%	1.00%
Small business loans	1.14%	1.14%	1.28%	1.29%	1.35%
Consumer loans	0.18%	0.17%	0.17%	0.17%	0.19%
Total loans	0.45%	0.48%	0.52%	0.56%	0.65%
Nonperforming asset ratio	0.52%	0.54%	0.57%	0.62%	0.72%
Reserve for loan losses as a
percentage of nonperforming loans	409.56%	387.69%	360.61%	334.88%	284.49%

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $52.0 million at March 31, 2003, down from $72.1 million at March 31, 2002 and $54.9 million at December 31, 2002. Commercial and small business nonperforming loans declined from March 31, 2002 primarily due to payments, charge offs and sales, which more than offset any new additions. The decrease in nonperforming loans from the prior quarter was primarily driven by the charge off of a nonperforming commercial loan. The majority of nonperforming consumer loans are residential mortgage loans on which no significant losses are expected.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $6.7 million at March 31, 2003, up $0.8 million from both a year earlier and December 31, 2002. Excess bank-owned property at March 31, 2003 was down $0.5 million from March 31, 2002, and unchanged from December 31, 2002.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At March 31, 2003 the Company’s nonperforming asset ratio was 0.52%, down from 0.72% at March 31, 2002 and 0.54% at December 31, 2002.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

        At March 31, 2003 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $40.6 million. The related portion of the reserve for loan losses was $6.8 million. The comparable amounts at March 31, 2002 were $61.3 million and $10.1 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $14.3 million were added to nonperforming loans during the first quarter of 2003, up from $11.4 million in the prior quarter. These inflows were primarily in the small business and commercial portfolios. This increase was more than offset by sales, payments and charge-offs which reduced nonperforming loans by $14.0 million. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2003	2002

($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Nonperforming loans
at beginning of period	$ 54,880	$ 58,884	$ 63,408	$ 72,142	$ 70,888
Additions	14,288	11,377	12,591	9,725	22,548
Charge-offs, gross	(5,811)	(2,675)	(8,044)	(7,059)	(4,608)
Transfers to foreclosed assets	(2,217)	(2,509)	(1,741)	(1,749)	(1,019)
Returns to performing status	(1,000)	(642)	(950)	(580)	(859)
Payments	(5,868)	(8,929)	(6,335)	(8,685)	(6,664)
Sales	(2,294)	(626)	(45)	(386)	(8,144)

Nonperforming loans
at end of period	$ 51,978	$ 54,880	$ 58,884	$ 63,408	$ 72,142

        In addition to the nonperforming loans discussed above, other commercial loans that are subject to potential future classification as nonperforming or past due 90 days and still accruing totaled $48.9 million at March 31, 2003.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $17.8 million provision for loan losses in the first quarter of 2003 compared to $27.5 million in the first quarter of 2002, and $15.0 million in the prior quarter.

        Net charge-offs totaled $17.6 million in the first quarter of 2003 compared to $18.0 million in the first quarter of 2002 and $14.6 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.61% in the first quarter of 2003, down from 0.65% in the first quarter of 2002, and up from 0.51% in the fourth quarter of 2002. Commercial net charge-offs increased to $2.7 million in the first quarter of 2003 from $2.5 million in the same period of 2002, and a net recovery of $0.2 million in the fourth quarter of 2002. The commercial net charge-offs for the first quarter of 2003 were primarily driven by a charge-off on a shared national credit which is expected to be paid out in the second quarter. Net charge-offs of $4.4 million in the small business portfolio for the first quarter of 2003 decreased from $6.3 million in the first quarter of 2002, and $4.8 million in the fourth quarter of 2002. Consumer net charge-offs increased to $10.6 million in the first quarter of 2003, up from $9.1 million in the first quarter of 2002 and $9.9 million in the prior quarter. The increases in consumer net charge-offs from the prior year and the prior quarter were primarily driven by increased charge-offs in the indirect automobile lending portfolio.

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

        There were no significant changes in the composition of the loan portfolio from the first quarter of 2002. The Company continued to proactively manage its problem loan exposure in the first quarter of 2003. The reserve coverage of total loans at March 31, 2003 was virtually unchanged from the prior quarter and from a year ago. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating system and based on consistent application of the Company’s reserve methodology.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2003	2002

($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Balance at beginning of period	$212,765	$212,343	$212,343	$205,237	$195,766
Loans charged off:
Commercial	(3,245)	--	(3,400)	(3,261)	(2,720)
Small business	(5,790)	(5,864)	(7,257)	(6,780)	(7,343)
Consumer	(12,170)	(11,639)	(11,266)	(9,073)	(11,232)
Recoveries:
Commercial	541	160	339	2,441	187
Small business	1,425	1,026	1,261	1,298	994
Consumer	1,606	1,739	2,198	2,481	2,085

Net loans charged off	(17,633)	(14,578)	(18,125)	(12,894)	(18,029)
Provision for loan losses	17,750	15,000	18,125	20,000	27,500

Balance at end of period	$212,882	$212,765	$212,343	$212,343	$205,237

Reserve for loan losses
as a percentage of loans	1.84%	1.85%	1.86%	1.87%	1.85%
Annualized net charge-offs as a
percentage of average loans:
Commercial	0.38%	(0.02)%	0.44%	0.12%	0.35%
Small business	0.70%	0.76%	0.95%	0.89%	1.03%
Consumer	0.69%	0.65%	0.60%	0.45%	0.63%
Total loans	0.61%	0.51%	0.64%	0.46%	0.65%

        The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to the commercial portfolio decreased in the quarter and from a year ago, while the allocations to the consumer and small business portfolios increased in line with recent higher losses experienced in those portfolios. The unallocated reserves were virtually unchanged from year-end 2002 and decreased from a year ago. This decrease was more than offset by previously discussed allocations to the consumer and small business portfolios. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the portfolio.

        The reserve coverage of annualized net charge-offs was 302% at March 31, 2003 compared to 365% at December 31, 2002 and 285% at March 31, 2002. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        The reserve for loan losses totaled $212.9 million, or 1.84% of total loans at March 31, 2003, compared to $205.2 million, or 1.85% of total loans at March 31, 2002 and $212.8 million, or 1.85% of total loans at December 31, 2002. The reserve for loan losses as a percentage of nonperforming loans was 410% at March 31, 2003, compared to 284% at March 31, 2002 and 388% at December 31, 2002. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $13.4 billion in the first quarter of 2003, a $698.2 million (5%) increase from the first quarter of 2002. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	First Quarter 2003		Fourth Quarter 2002		First Quarter 2002

($ in millions)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits

Noninterest-bearing	$2,693.0	20.1%	$2,709.0	20.7%	$2,355.4	18.6%
NOW accounts	399.0	3.0	358.5	2.7	371.8	2.9
Money market deposit accounts	2,961.9	22.1	2,658.5	20.3	2,506.3	19.7
Savings accounts	2,580.6	19.3	2,603.0	19.8	2,678.5	21.1
Other consumer time deposits	2,392.8	17.8	2,464.0	18.8	2,555.7	20.1

Total core deposits	11,027.3	82.3	10,793.0	82.3	10,467.7	82.4

Public fund certificates of
deposit of $100,000 or more	916.3	6.8	843.1	6.4	836.7	6.6
Certificates of deposit of
$100,000 or more	929.0	6.9	905.0	6.9	839.3	6.6
Foreign time deposits	530.3	4.0	574.0	4.4	561.0	4.4

Total deposits	$13,402.9	100.0%	$13,115.1	100.0%	$12,704.7	100.0%

        Average core deposits totaled $11.0 billion in the first quarter of 2003, a $559.6 million (5%) increase from the first quarter of 2002. Average noninterest-bearing deposits grew $337.6 million and average savings deposits decreased $97.9 million in the first quarter of 2003 compared to the first quarter of 2002. NOW account average balances were up $27.2 million and average money market deposit accounts were up $455.6 million in the first quarter of 2003 compared to the first quarter of 2002. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $559.9 million and average money market deposit accounts were down $77.1 million. Increases in average noninterest-bearing and NOW account balances were due in part to the introduction and marketing of new deposit products during 2002, discussed below. Average consumer time deposits decreased $162.9 million in the first quarter of 2003 compared to the first quarter of 2002. The decrease in consumer time deposits was primarily the result of the movement of longer-term deposits into more liquid deposit products as interest rates remained low in 2003.

        In March 2002, Hibernia launched a high performance checking campaign, a simplified consumer-checking program that includes Hibernia’s Completely Free CheckingSM product. This program offers gifts to customers who open new personal checking accounts or refer prospects who then open new personal checking accounts. Following the successful introduction of the free checking program for consumers, Hibernia launched Completely Free Small Business CheckingSM in August of 2002. The Completely Free Small Business CheckingSM program, much like the consumer version, eliminates monthly cycle service charges, offers free gifts for new accounts and buys back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These campaigns include extensive advertising and marketing programs that continue today and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. These campaigns have substantially increased the number of new account openings, with new consumer checking account openings up more than 50% and new small business checking account openings up more than 60% when compared to the same quarter last year. The high performance checking products are anticipated to continue to grow core deposits in 2003 and beyond.

        Average noncore deposits were up $138.6 million from the first quarter of 2002 to $2.4 billion or 18% of total deposits. Average large denomination certificates of deposit increased $169.3 million compared to the first quarter of 2002 as a result of a more competitive pricing environment. Average foreign time deposits decreased $30.7 million from first quarter 2002 due to the declining rate environment.

        Total deposits at March 31, 2003 were $13.8 billion, up $1.0 billion (8%) from March 31, 2002. Total noninterest-bearing deposits at March 31, 2003 were $3.0 billion, up $637.3 million (27%) from March 31, 2002.

BORROWINGS

        Average borrowings — which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; and Federal Home Loan Bank (FHLB) advances — remained unchanged at $1.7 billion for the first quarter of 2003 compared to the first quarter of 2002. Borrowings at March 31, 2003, totaled $1.7 billion, up 1% from the level a year ago.

        Average FHLB advances for the first quarter of 2003 totaled $1.2 billion, up from $1.0 billion in the first quarter of 2002. FHLB advances at March 31, 2003 were $1.2 billion, up $159.3 million (15%) compared to March 31, 2002. The increase is primarily due to the funding of advances in December 2002, totaling $100 million and additional advances in January 2003, also totaling $100 million. These advances were partially offset by the maturity of a $40 million advance in September 2002.

        The FHLB may demand payment of $200 million in callable advances at quarterly intervals. An additional $200 million becomes callable at quarterly intervals beginning June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

        Of the $1.2 billion in FHLB advances outstanding at March 31, 2003, $800 million accrues interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate debt by entering into a total of $700 million in interest rate swap agreements. The interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay a fixed rate on a notional amount of $700 million. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The estimated negative fair value of these interest rate swap agreements totaled $33.3 million at March 31, 2003, and is recorded on the balance sheet as a liability, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreements are accrued monthly, effectively converting $700 million of FHLB advances from a variable rate to a fixed rate.

        In anticipation of increased loan growth, the Company entered into agreements to borrow a total of $200 million in variable-rate advances from the FHLB to be received in June 2003.

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

        Hibernia routinely runs various interest rate scenarios in order to measure and control the impact on earnings of changes in interest rates. The Company develops scenarios to simulate immediate and sustained parallel interest rate shocks and compares the resulting net interest income to the results of a flat rate scenario. Policy limits the after tax changes in net interest income to 15% of projected 12-month net income. Based on the results of a simulation of a 200-basis-point increase in interest rates at March 31, 2003, the Company would expect an increase in after-tax net interest income of $3.0 million. In the event of a 100-basis-point decrease (utilized in place of a 200-basis-point drop scenario due to the current low interest rate environment) after tax net interest income would decrease $25.7 million. This projected decline in net interest income results from the limited flexibility to further reduce rates on interest bearing liabilities, in the current low interest rate environment, should rates continue to decline. Results of both scenarios are within the limits of Hibernia’s policy objective. In addition, the Company projects an increase in after-tax net interest income of $0.2 million and a decrease of $7.2 million if interest rates gradually increase or decrease, respectively, by 100 basis points over the next year.

        Based on the results of the simulation models at March 31, 2002, the Company would have expected a decrease in after-tax net interest income of $8.4 million in the event of an immediate and sustained 200-basis point parallel interest rate increase, and an increase in after-tax net interest income of $3.7 million in the event of an immediate and sustained 100-basis point parallel interest rate decrease (utilized in place of a 200-basis-point drop scenario due to the low interest rate environment experienced in 2002). At March 31, 2002, the Company projected an increase in after-tax net interest income of $2.5 million if interest rates both gradually increased or decreased by 100 basis points over the next year.

        The level of interest rates also affects the prepayment assumptions used in the valuation of mortgage servicing rights. As an indication of the sensitivity of the fair value of mortgage-servicing rights, at March 31, 2003, an immediate 10% and 25% adverse change in the prepayment speed assumptions would decrease after-tax net income by $3.0 million and $6.9 million, respectively. At March 31, 2003, an immediate 10% and 25% adverse change in the discount rate assumptions would decrease after-tax net income by $1.4 million and $2.9 million, respectively. These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of mortgage servicing rights is calculated without changing any other assumptions; in actuality, changes of one factor may result in changes in another which could magnify or counteract the sensitivities.

        On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts, and forward sales contracts, to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on its own behalf and for customers.

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $308.4 million and an estimated negative fair value of $4.5 million were designated as fair value hedges at March 31, 2003. The related hedged mortgage loans held for sale had a principal balance of $308.4 million and were increased by a positive change in fair value of $4.5 million at March 31, 2003, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At March 31, 2003 interest rate lock commitments had a notional amount of $983.9 million with a negative fair value of $2.0 million. The related forward sales contracts had a notional amount of $983.9 million and a positive fair value of $3.1 million at March 31, 2003.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.8 billion at March 31, 2003, with positive fair values of $42.0 million and negative fair values of $38.0 million.

        Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $6.8 million at March 31, 2003, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $700 million. The estimated negative fair value of derivative financial instruments designated as cash flow hedges totaled $33.3 million at March 31, 2003.

RESULTS OF OPERATIONS:

NET INTEREST INCOME

        Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the first quarter of 2003 totaled $173.6 million, a $0.4 million increase from the first quarter of 2002 and a $4.8 million (3%) decrease from the fourth quarter of 2002.

        The slight increase in net interest income for the first quarter of 2003 over the first quarter of 2002 was primarily due to the increased volume of earning assets, offset by the yields on interest-earning assets decreasing more than the rates on interest-bearing liabilities. The average yield on earning assets declined 73 basis points while the average cost on interest-bearing liabilities decreased 60 basis points from the first quarter of 2002 to the same period in 2003. The decrease in net interest income for the first quarter of 2003 from the fourth quarter of 2002 was primarily due to earning asset yields decreasing more than rates on interest-bearing liabilities. The decreases in the Company’s earning asset yields were caused by the continued downward repricing of loans and the decreasing yields on the investment portfolio as higher rate securities mature and are replaced by lower-yielding securities in this current low rate environment.

        Beginning in the first quarter of 2003, trade-date securities were reclassified as noninterest-earning assets. Trade-date securities were previously classified as securities in interest-earning assets. Prior periods have been restated to conform to the new presentation. Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2003	2002

(Percentage of average balances)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Commercial loans	17.9%	18.0%	18.5%	18.8%	19.3%
Small business loans	15.7	16.3	16.6	16.2	16.4
Consumer loans	38.8	39.5	39.7	38.6	38.2

Total loans	72.4	73.8	74.8	73.6	73.9

Securities available for sale	21.8	19.8	20.2	20.5	20.4
Securities held to maturity	0.8	1.1	1.3	1.4	1.6

Total securities	22.6	20.9	21.5	21.9	22.0

Short-term investments	2.4	1.9	1.2	2.3	1.8
Mortgage loans held for sale	2.6	3.4	2.5	2.2	2.3

Total interest-earning assets	100.0%	100.0%	100.0%	100.0%	100.0%

        The net interest margin was 4.42% for the first quarter of 2003, a decrease of 21 basis points from the first quarter of 2002 and 18 basis points from the fourth quarter of 2002. The decrease in the net interest margin from the first and fourth quarters of 2002 reflects a significant decline in interest rates, the increased rate of prepayments on mortgage-backed securities and the replacement of maturing securities with lower-yielding, shorter-term instruments.

        Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2003	2002

	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Yield on earning assets	5.93%	6.25%	6.66%	6.58%	6.66%
Rate on interest-bearing liabilities	1.93	2.12	2.33	2.41	2.53

Net interest spread	4.00	4.13	4.33	4.17	4.13
Contribution of
noninterest-bearing funds	0.42	0.47	0.49	0.49	0.50

Net interest margin	4.42%	4.60%	4.82%	4.66%	4.63%

Noninterest-bearing funds
supporting earning assets	21.56%	22.24%	21.09%	20.36%	19.82%

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 2003 and the fourth quarter of 2002 and between the first quarter of 2003 and the first quarter of 2002.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	First Quarter 2003 Compared to:

	Fourth Quarter 2002			First Quarter 2002

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent
interest earned on:
Commercial loans	$736	$(2,779)	$(2,043)	$(858)	$(4,497)	$(5,355)
Small business loans	(588)	(2,515)	(3,103)	428	(5,383)	(4,955)
Consumer loans	965	(5,161)	(4,196)	7,185	(8,833)	(1,648)

Loans	1,113	(10,455)	(9,342)	6,755	(18,713)	(11,958)

Securities available for sale	4,667	(3,207)	1,460	4,769	(6,848)	(2,079)
Securities held to maturity	(412)	25	(387)	(1,494)	(209)	(1,703)

Securities	4,255	(3,182)	1,073	3,275	(7,057)	(3,782)

Short-term investments	393	(365)	28	550	(708)	(158)
Mortgage loans held for sale	(1,493)	(311)	(1,804)	1,006	(958)	48

Total	4,268	(14,313)	(10,045)	11,586	(27,436)	(15,850)

Interest paid on:
NOW accounts	89	(180)	(91)	83	(538)	(455)
Money market
deposit accounts	659	(1,147)	(488)	1,134	(2,475)	(1,341)
Savings accounts	(61)	(1,511)	(1,572)	(315)	(3,083)	(3,398)
Other consumer time deposits	(585)	(1,742)	(2,327)	(1,598)	(6,481)	(8,079)
Public fund certificates of
deposit of $100,000 or more	382	(754)	(372)	465	(1,415)	(950)
Certificates of deposit
of $100,000 or more	198	(679)	(481)	838	(2,153)	(1,315)
Foreign deposits	(141)	(273)	(414)	(116)	(570)	(686)
Federal funds purchased	(11)	(34)	(45)	(169)	(109)	(278)
Repurchase agreements	(73)	(177)	(250)	(318)	(450)	(768)
Federal Home Loan Bank advances	1,956	(1,145)	811	1,826	(850)	976

Total	2,413	(7,642)	(5,229)	1,830	(18,124)	(16,294)

Taxable-equivalent
net interest income	$1,855	$(6,671)	$(4,816)	$9,756	$(9,312)	$444

(1) Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

        The analysis of Consolidated Average Balances, Interest and Rates on pages 28 and 29 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	First Quarter 2003

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,837.1	$ 32,113	4.59%
Small business loans	2,489.3	41,563	6.77
Consumer loans	6,146.3	110,186	7.25

Total loans (2)	11,472.7	183,862	6.49

Securities available for sale	3,449.1	40,070	4.65
Securities held to maturity	130.6	1,798	5.51

Total securities	3,579.7	41,868	4.68

Short-term investments	383.7	1,377	1.46
Mortgage loans held for sale	416.2	5,479	5.27

Total interest-earning assets	15,852.3	$ 232,586	5.93%

Reserve for loan losses	(212.9)
Noninterest-earning assets:
Cash and due from banks	597.3
Trade-date securities available for sale	378.6
Other assets	845.1

Total noninterest-earning assets	1,821.0

Total assets	$ 17,460.4

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 399.0	$ 763	0.78%
Money market deposit accounts	2,961.9	5,708	0.78
Savings accounts	2,580.6	5,517	0.87
Other consumer time deposits	2,392.8	18,350	3.11
Public fund certificates of deposit
of $100,000 or more	916.3	4,294	1.90
Certificates of deposit of $100,000 or more	929.0	7,155	3.12
Foreign time deposits	530.3	1,533	1.17

Total interest-bearing deposits	10,709.9	43,320	1.64

Short-term borrowings:
Federal funds purchased	62.3	158	1.03
Repurchase agreements	468.3	1,342	1.16
Federal Home Loan Bank advances	1,193.3	14,207	4.83

Total interest-bearing liabilities	12,433.8	$ 59,027	1.93%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,693.0
Other liabilities	635.1

Total noninterest-bearing liabilities	3,328.1

Total shareholders' equity	1,698.5

Total liabilities and shareholders' equity	$ 17,460.4

SPREAD AND NET YIELD
Interest rate spread			4.00%
Cost of funds supporting interest-earning assets			1.51%
Net interest income/margin		$ 173,559	4.42%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Fourth Quarter 2002			First Quarter 2002

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,776.2	$ 34,156	4.88%	$ 2,905.0	$ 37,468	5.23%
Small business loans	2,522.8	44,666	7.02	2,466.4	46,518	7.65
Consumer loans	6,094.5	114,382	7.46	5,762.4	111,834	7.85

Total loans (2)	11,393.5	193,204	6.73	11,133.8	195,820	7.12

Securities available for sale	3,060.2	38,610	5.05	3,075.9	42,149	5.48
Securities held to maturity	160.5	2,185	5.45	238.2	3,501	5.88

Total securities	3,220.7	40,795	5.07	3,314.1	45,650	5.51

Short-term investments	286.5	1,349	1.87	264.2	1,535	2.36
Mortgage loans held for sale	528.7	7,283	5.51	345.8	5,431	6.28

Total interest-earning assets	15,429.4	$ 242,631	6.25%	15,057.9	$ 248,436	6.66%

Reserve for loan losses	(212.1)			(199.5)
Noninterest-earning assets:
Cash and due from banks	574.6			559.3
Trade-date securities available for sale	350.9			164.0
Other assets	840.6			796.0

Total noninterest-earning assets	1,766.1			1,519.3

Total assets	$ 16,983.4			$ 16,377.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 358.5	$ 854	0.95%	$ 371.8	$ 1,218	1.33%
Money market deposit accounts	2,658.5	6,196	0.92	2,506.3	7,049	1.14
Savings accounts	2,603.0	7,089	1.08	2,678.5	8,915	1.35
Other consumer time deposits	2,464.0	20,677	3.33	2,555.7	26,429	4.19
Public fund certificates of deposit
of $100,000 or more	843.1	4,666	2.20	836.7	5,244	2.54
Certificates of deposit of $100,000 or more	905.0	7,636	3.35	839.3	8,470	4.09
Foreign time deposits	574.0	1,947	1.35	561.0	2,219	1.60

Total interest-bearing deposits	10,406.1	49,065	1.87	10,349.3	59,544	2.33

Short-term borrowings:
Federal funds purchased	66.0	203	1.22	119.1	436	1.49
Repurchase agreements	491.8	1,592	1.28	562.3	2,110	1.52
Federal Home Loan Bank advances	1,033.8	13,396	5.14	1,042.8	13,231	5.15

Total interest-bearing liabilities	11,997.7	$ 64,256	2.12%	12,073.5	$ 75,321	2.53%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,709.0			2,355.4
Other liabilities	618.6			362.8

Total noninterest-bearing liabilities	3,327.6			2,718.2

Total shareholders' equity	1,658.1			1,586.0

Total liabilities and shareholders' equity	$ 16,983.4			$ 16,377.7

SPREAD AND NET YIELD
Interest rate spread			4.13%			4.13%
Cost of funds supporting interest-earning assets			1.65%			2.03%
Net interest income/margin		$ 178,375	4.60%		$ 173,115	4.63%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the first quarter of 2003 was down $7.1 million (9%) to $72.5 million compared to the same period of 2002. The major categories of noninterest income for the three months ended March 31, 2003 and 2002 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended

($ in thousands)	March 31 2003	March 31 2002	Percentage Increase (Decrease)

Service charges on deposits	$35,861	$31,664	13%
Card-related fees	11,076	8,789	26
Mortgage banking:
Mortgage loan origination and servicing fees	9,398	8,186	15
Amortization of mortgage servicing rights	(12,104)	(5,155)	135
Provision for temporary impairment of
mortgage servicing rights	(14,500)	--	--
Gain on sales of mortgage loans	12,263	8,214	49

Total mortgage banking	(4,943)	11,245	(144)

Retail investment fees	6,520	8,089	(19)
Trust fees	6,068	6,343	(4)
Insurance	4,754	4,059	17
Investment banking	2,831	2,996	(6)
Other service, collection and exchange charges	5,020	5,184	(3)
Other operating income:
Mortgage loan derivative income	498	119	318
Derivative income from interest rate contracts	660	409	61
Other income	4,124	4,110	--

Total other operating income	5,282	4,638	14

Securities gains (losses), net	9	(3,408)	100

Total noninterest income	$72,478	$79,599	(9)%

        Service charges on deposits increased $4.2 million (13%) for the first quarter of 2003 over the comparable period in 2002. This change was primarily the result of growth in transaction-based fees due to an increased number of accounts resulting from the high performance checking campaigns launched in 2002 and increased overdraft fees resulting from a new fee policy for sustained overdraft balances. Fees from treasury management products and services also increased compared to the prior year.

        Card-related fees increased $2.3 million (26%) for the first quarter of 2003 over the same period in 2002. This increase resulted from fees generated by Hibernia’s debit and credit cards and annual card fees from the consumer and small business high performance checking campaigns launched in 2002.

        Effective in the first quarter of 2003, mortgage loan origination and servicing fees, gain on sales of mortgage loans, amortization of mortgage servicing rights and the provision for temporary impairment of mortgage servicing rights are listed collectively in noninterest income under “mortgage banking.” In previous financial statements, amortization of mortgage servicing rights and the provision for temporary impairment of mortgage servicing rights were classified in “amortization of other intangibles” in noninterest expense. The reclassification is consistent with industry practice and did not affect net income. Prior periods have been reclassified to conform to the new presentation.

        Total mortgage banking decreased $16.2 million (144%) in the first quarter of 2003 compared to the same period in 2002.

TABLE 11 - THIRD PARTY MORTGAGE SERVICING PORTFOLIO DATA

	2003		2002

($ in thousands)	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter

Third party servicing portfolio	$ 9,370,907		$ 8,971,247		$ 8,476,363		$ 8,031,779		$ 7,495,073
Weighted average annual note rate	6.56%		6.80%		6.87%		6.91%		6.94%
Capitalized mortgage servicing rights, net	$ 106,610		$ 114,403		$ 109,414		$ 113,223		$ 105,618
Mortgage servicing rights as a percentage
of servicing portfolio	1.14%		1.28%		1.29%		1.41%		1.41%
Average annual servicing fee (basis points)	27.8		28.0		28.1		28.2		28.1
Mortgage servicing rights as a multiple
of average annual servicing fee	4.09	x	4.55	x	4.59	x	5.00	x	5.01	x
Weighted average annual
constant prepayment rate	29.1%		26.0%		19.9%		14.3%		13.9%
Weighted average annual discount rate	9.3%		9.3%		9.9%		9.9%		9.9%
Weighted average life (months)	39		44		58		78		80

        Mortgage loan origination and servicing fees increased $1.2 million (15%) in the first quarter of 2003 compared to the same period in 2002. The increase in these mortgage fees resulted primarily from increased mortgage activity due to favorable interest rates during the first quarter of 2003. In the first quarter of 2003, Hibernia originated over $1.6 billion in residential first mortgages compared to $1.0 billion in the first quarter of 2002. The volume of mortgage loans serviced for third parties increased to $9.4 billion at March 31, 2003 compared to $7.5 billion at March 31, 2002.

        Amortization of mortgage servicing rights, a non-cash expense, increased $6.9 million (135%) to $12.1 million in the first quarter of 2003 from the same period in 2002. The increase is the result of higher volume of mortgage loans serviced and increased assumed future prepayments. A $14.5 million non-cash expense for temporary impairment for mortgage servicing rights was recorded in the first quarter of 2003. This non-cash provision was due primarily to an increase in the expected speed of mortgage loan prepayments resulting from the low interest rate environment. No provision for temporary impairment was required in the first quarter of 2002. At March 31, 2003, the impairment reserve totaled $53.0 million. Future increases in interest rates and slower expected prepayment speeds could result in a reversal of the temporary impairment reserve. Conversely, future decreases in interest rates and faster than expected prepayment speeds would necessitate an increase in the temporary reserve.

        Amortization of mortgage servicing rights and the provision for temporary impairment of mortgage servicing rights are calculated using the present value of expected future cash flows. This cash flow analysis is performed using various assumptions including prepayment speeds, discount rates and servicing costs. The Company uses national prepayment speed assumptions and adjusts these assumptions to meet actual prepayment behavior of its own portfolio with information obtained from an independent third party. Table 11 provides selected third party mortgage servicing portfolio data for the most recent five quarters.

        In measuring the impairment of mortgage servicing rights, loans in Hibernia’s servicing portfolio are grouped in tranches stratified on the basis of certain risk characteristics, including loan type, rate type (fixed vs. adjustable) and interest rate. Impairment is measured by estimating the fair value of each tranche. An impairment allowance for a tranche is recorded when, and in the amount by which, its fair value is less that its carrying value. Table 12 details the stratification of mortgage servicing rights, including the related prepayment speed assumptions, at March 31, 2003.

TABLE 12 - STRATIFICATION OF MORTGAGE SERVICING RIGHTS

($ in thousands)	March 31, 2003

Loan type	Rate Band	Gross Book Value	Impairment Reserve	Estimated Fair Value	Weighted Average Life (months)	Weighted Average Annual Constant Prepayment Rate

Adjustable	All loans	$ 2,196	$ (532)	$ 1,664	33	29.6%
Conventional	6.75% and lower	80,081	(15,039)	65,042	50	24.2%
Conventional	6.76% to 8.25%	57,794	(32,240)	25,554	25	41.3%
Conventional	8.26% and higher	1,852	(1,228)	624	24	37.2%
Governmental	6.75% and lower	5,569	(442)	5,127	51	23.9%
Governmental	6.76% to 8.25%	11,093	(3,149)	7,944	26	38.5%
Governmental	8.26% and higher	1,025	(370)	655	29	33.1%

		$ 159,610	$ (53,000)	$ 106,610	39	29.1%

        Table 13 presents a sensitivity analysis of the fair value of mortgage servicing rights of an immediate 10% and 25% adverse change in key assumptions. These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of mortgage servicing rights is calculated without changing any other assumptions; in actuality, changes of one factor may result in changes in another which could magnify or counteract the sensitivities.

TABLE 13 - SENSITIVITY ANALYSIS OF MORTGAGE SERVICING RIGHTS

($ in thousands)	March 31, 2003

Fair value of mortgage servicing rights	$106,610
Weighted average life (months)	39
Weighted average annual constant prepayment rate assumption	29.1%
Weighted average annual discount rate	9.3%
Impact on fair value of 10% adverse change in prepayment rate assumptions	$(4,608)
Impact on fair value of 25% adverse change in prepayment rate assumptions	$(10,629)
Impact on fair value of 10% adverse change in discount rate assumptions	$(2,142)
Impact on fair value of 25% adverse change in discount rate assumptions	$(4,430)

        Gain on sales of mortgage loans increased $4.0 million (49%) in the first quarter of 2003 compared to the same period in 2002. These increases were primarily due to the declining interest rate environment, resulting in an increase in fixed-rate loans, which are generally sold with servicing rights retained.

        Retail investment service fees decreased $1.6 million (19%) in the first quarter of 2003 over the comparable period in 2002. The decrease was primarily due to market conditions which resulted in a reduction in the volume of sales of fixed annuities, mutual funds and discount brokerage services.

        Fees from insurance increased $0.7 million (17%) in the first quarter of 2003 compared to the same period in 2002. This increase was primarily due to increased property and casualty commissions, as well as higher life and health commission income in 2003.

        Other operating income increased $0.6 million (14%) in the first quarter of 2003 compared to the same period in 2002. Mortgage loan derivative income increased $0.4 million (318%) in the first quarter of 2003 compared to the same period in 2002. Derivative income associated with interest rate contracts increased $0.3 million (61%) in the first quarter of 2003 as compared to same period in 2002.

        Net securities gains were $9,000 for the first three months of 2003 compared to net securities losses of $3.4 million for the same period in 2002. The net securities loss in 2002 was primarily due to writedowns for permanent impairment of private equity investments.

NONINTEREST EXPENSE

        For the first quarter of 2003, noninterest expense totaled $140.2 million, an $8.4 million (6%) increase from the first quarter of 2002. Noninterest expense for the three months ended March 31, 2003 and 2002 is presented by major category in Table 14.

        Staff costs, which represent the largest component of noninterest expense, increased $4.0 million (6%) in the first quarter of 2003 as compared to the first quarter of 2002 as a result of wage increases, increased number of employees in connection with the high performance checking campaigns, higher incentive accruals and increased medical insurance expense.

        Data processing expenses increased $1.0 million (12%) to $9.4 million for the first quarter of 2003 compared to the same period in 2002. This increase is due to higher outside data processing expenses and increased software maintenance expenses in the first quarter of 2003 as compared to the year ago period.

        Advertising and promotional expenses increased $1.6 million (31%) to $7.0 million for the first quarter of 2003 compared to the same period in 2002. The increase from the prior year was primarily due to increased marketing expenses associated with the promotion of the high performance checking products and the sponsorship of the New Orleans Hornets professional basketball team.

        Professional fees decreased $0.5 million (19%) for the first quarter of 2003 compared to the same period a year ago. This decrease in 2003 was primarily the result of consulting fees paid in the first quarter of 2002 related to the launch of the high performance checking products.

        State taxes on equity increased $0.5 million (14%) for the first quarter of 2003 compared to the first quarter of 2002, primarily due to the Company’s increased level of equity.

TABLE 14 - NONINTEREST EXPENSE

	Three Months Ended

($ in thousands)	March 31 2003	March 31 2002	Percentage Increase (Decrease)

Salaries	$ 60,601	$ 58,103	4%
Benefits	14,005	12,455	12

Total staff costs	74,606	70,558	6

Occupancy, net	9,319	9,195	1
Equipment	7,929	7,849	1

Total occupancy and equipment	17,248	17,044	1

Data processing	9,418	8,380	12
Advertising and promotional expenses	6,962	5,321	31
Amortization of intangibles	1,339	1,584	(15)
Foreclosed property expense, net	86	20	330
Telecommunications	2,307	2,285	1
Postage	2,049	1,899	8
Stationery and supplies	2,318	2,062	12
Professional fees	2,182	2,680	(19)
State taxes on equity	4,295	3,762	14
Regulatory expense	1,061	1,070	(1)
Loan collection expense	2,245	2,034	10
Other	14,047	13,045	8

Total noninterest expense	$ 140,163	$ 131,744	6%

Efficiency ratio (1)	56.97%	51.44%

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the first quarter of 2003 was 56.97% compared to 51.44% for the first quarter of 2002. As discussed earlier, effective in the first quarter of 2003, amortization of mortgage servicing rights and the provision for temporary impairment of mortgage servicing rights were reclassified from noninterest expense to noninterest income. While the reclassification of prior periods did not affect net income, it did have a positive effect on the efficiency ratio. The increase in the efficiency ratio for the first quarter of 2003 compared to the same period in 2002 was primarily due to the $14.5 million provision for temporary impairment of mortgage servicing rights in 2003. There was no impairment in the first quarter of 2002.

        In order to keep Hibernia’s profitability growing in this challenging economic time, expense initiatives designed to reduce spending levels across the Company will be implemented. The goal of these expense reductions is to keep noninterest expense growth in 2003 at no more than 2% of 2002 levels. First among these initiatives will be a companywide reduction in workforce. Approximately 5% of the Company’s 5,800 positions will be affected, but more than half will result from the elimination of vacant positions and normal attrition. Hibernia will take this action in the second quarter of 2003 and anticipates a related charge of approximately $6.0 million, or $3.9 million after tax, amounting to an after-tax per-share charge of $0.03. In addition, other cost saving measures in the areas of employee-related expenses, marketing, hardware and software, incentives that are not directly related to sales, and many other categories will be implemented in the future. These reductions will enable Hibernia to become more efficient, more productive, more profitable and positioned to take advantage of an economic upturn when it occurs.

INCOME TAXES

        The Company recorded $30.1 million in income tax expense in the first quarter of 2003, a $1.9 million (6%) decrease from $32.0 million in the first quarter of 2002. The Company’s effective tax rate for the first quarter of 2003 was 34.9% as compared to 35.1% for the first quarter of 2002.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

        The Company’s segment information is presented by line of business with each line providing various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial, and Investments and Public Funds. Segment net income for the first quarter of 2003 and 2002 is presented in Table 15.

TABLE 15 - SEGMENT RESULTS

	Three Months Ended

($ in thousands)	March 31 2003	March 31 2002	Percentage Increase (Decrease)

Consumer	$ 36,927	$ 29,130	27%
Small Business	9,513	8,315	14
Commercial	9,665	3,811	154
Investments and Public Funds	34	18,284	(100)
Other	(570)	(866)	34

Segment total	55,569	58,674	(5)
Reconciling items(1)	631	562	12

Total net income	$ 56,200	$ 59,236	(5)%

(1)For a discussion of reconciling items refer to Note 5 of the consolidated financial statements.

        Net income for the Consumer segment was $36.9 million for the first quarter of 2003, up $7.8 million (27%) from $29.1 million for the first quarter of 2002. The increase in the Consumer segment net income is primarily due to increases in the indirect, retail and mortgage areas. The indirect area has experienced substantial loan growth with strong net interest income. The retail banking area benefited from growth in transaction-based fees related to the new high performance checking campaign. The mortgage area has benefited from the lower interest rate environment. The $14.5 million provision for temporary impairment of mortgage servicing is a function of interest rate risk and is included in the Investments and Public funds segment, not the Consumer segment. The Small Business segment net income was up $1.2 million (14%) to $9.5 million for the first quarter of 2003 from $8.3 million for the same period in 2002. The Commercial segment net income increased $5.9 million (154%) to $9.7 million in the first quarter of 2003 from $3.8 million in the first quarter of 2002. The increases in the Small Business and Commercial segments were due to reductions in the provision for loan losses resulting from improved asset quality. The Investments and Public Funds segment net income was down $18.3 million (100%) in the first quarter of 2003 from $18.3 million for the same period in 2002. The Investments and Public Funds segment provides a treasury function for the Company by managing public entity deposits, the investment portfolio, interest rate risk, and liquidity and funding positions. This segment was negatively impacted by provision for temporary impairment of mortgage servicing rights, discussed earlier. The decrease in net income for this segment is also due to a decline in net interest income as the Company experienced margin compression in the low-rate environment. Other segment net losses totaled $0.6 million in the first quarter of 2003 compared to $0.9 million in 2002.

CAPITAL

        Shareholders’ equity totaled $1,704.4 million at March 31, 2003 compared to $1,585.4 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $246.8 million, a $27.5 million increase in accumulated other comprehensive income and the issuance of $19.5 million of common stock, partially offset by the acquisition of $97.5 million of treasury stock and the declaration of $90.7 million in dividends on common stock.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 16 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 16 - CAPITAL

($ in millions)	March 31 2003	Dec. 31 2002	Sept. 30 2002	June 30 2002	March 31 2002

Risk-based capital:
Tier 1	$ 1,434.7	$ 1,412.3	$ 1,376.5	$ 1,353.6	$ 1,344.5
Total	1,605.1	1,580.0	1,538.5	1,513.8	1,503.1
Assets:
Quarterly average assets (1)	17,192.9	16,715.3	16,187.4	16,169.1	16,123.8
Net risk-adjusted assets	13,584.3	13,367.1	12,903.7	12,756.1	12,633.7
Ratios:
Tier 1 risk-based capital	10.56%	10.57%	10.67%	10.61%	10.64%
Total risk-based capital	11.82%	11.82%	11.92%	11.87%	11.90%
Leverage	8.34%	8.45%	8.50%	8.37%	8.34%

(1) Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        In the first quarter of 2003, the Company repurchased 800,000 shares of its common stock at a cumulative weighted average price of $18.23 under a plan announced in October 2002 that authorized the buyback of up to 3.5 million shares over twelve months. A total of 1.5 million shares have been repurchased under that plan.

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

        Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $11.4 billion at March 31, 2003, a $930.9 million (9%) increase from March 31, 2002. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of the new high performance deposit products, discussed earlier. Management expects the volume of core deposits to increase further in 2003 as a result of the continued promotion of these products. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

        The loan-to-deposit ratio, one measure of liquidity, was 83.7% at March 31, 2003, 85.2% at December 31, 2002, and 86.8% at March 31, 2002. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 16.3% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the first quarter of 2003, down from 17.1% in the fourth quarter of 2002 and 17.9% in the first quarter of 2002. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.4 billion residential first mortgage portfolio and $2.1 billion indirect consumer portfolio. The Company also has available federal funds lines and its membership in the FHLB to further augment liquidity by providing a readily accessible source of funds at competitive rates.

        Statements in this report that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, prepayment speeds, loan demand, changes in business or consumer spending, borrowing or savings habits, competition, stock price volatility, government monetary policy, expense reductions at anticipated levels, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Hibernia undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Reference is made to page 25 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K*

                        (a)         Exhibits

EXHIBIT     DESCRIPTION

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.16	Exhibit B to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.38	Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement between E. R. "Bo" Campbell and Hibernia National Bank)

10.40	Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996, amended in certain limited respects as described in Appendix A to Contract Buyout and Separation Agreement referenced in Exhibit 10.46)

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))

10.48	Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Consulting Agreement by and between Hibernia National Bank and Donald J. Nalty effective October 1, 2001)

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)

10.50	Exhibit 10.50 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Consulting Agreement by and between Hibernia National Bank and Donald J. Nalty effective September 30, 2002)

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)

10.58	Exhibit 10.58 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement by and between E.R. "Bo" Campbell and Hibernia National Bank executed on February 25, 2003)

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)

13	Exhibit 13 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (2002 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report))

21	Exhibit 21 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Subsidiaries of the Registrant)

99.1	Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 21, 2002, filed with the Commission, is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 2001)

99.2	Exhibit 99.2 to the Annual Report on Form 10-K (as amended) dated June 21, 2002, filed with the Commission, is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 2001)

99.31	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        (b)         Reports on Form 8-K

                        The following reports on Form 8-K were furnished:

A report on Form 8-K dated January 15, 2003 reporting Item 7(c) Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated March 6, 2003 reporting Item 7(c) Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated April 17, 2003 reporting Item 7(c) Exhibits and Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition.

A report on Form 8-K dated May 5, 2003 reporting Item 7(c) Exhibits and Item 9 Regulation FD Disclosure.

*Exhibits and Reports on Form 8-K have been separately filed with or furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

HIBERNIA CORPORATION (Registrant)

Date: May 13, 2003	By: /s/ Jan M. Macaluso
Jan M. Macaluso
Executive Vice President and Controller
Chief Accounting Officer
(in her capacity as a duly authorized officer
of the Registrant and in her capacity as
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

Date: May 13, 2003	/s/ J. Herbert Boydstun
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

Date: May 13, 2003	/s/Marsha M. Gassan
Marsha M. Gassan
Senior Executive Vice President and
Chief Financial Officer