Form 10-Q
period 2003-06-30
HIBERNIA CORP
filed 2003-08-14
CIK 47288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003	Commission File Number 1-10294

HIBERNIA CORPORATION (Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0724532 (I.R.S. Employer Identification Number)

313 Carondelet Street, New Orleans, Louisiana 70130 (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (504) 533-2831

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO ____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at July 31, 2003 156,067,839 Shares

HIBERNIA CORPORATION
INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Item 4. Controls and Procedures	***

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds	***

Item 4. Submission of Matters to a Vote of Security Holders	***

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries Unaudited ($ in thousands)	June 30 2003	December 31 2002	June 30 2002

Assets
Cash and cash equivalents	$782,967	$1,103,694	$647,950
Trading account assets	6,586	8,561	12,390
Securities available for sale	3,779,385	3,511,153	3,077,831
Securities held to maturity (estimated fair value of $96,646, $146,369 and $208,109 at June 30, 2003, December 31, 2002 and
June 30, 2002, respectively)	93,911	140,525	202,538
Mortgage loans held for sale	530,427	526,288	381,476
Loans, net of unearned income	11,852,018	11,492,212	11,345,488
Reserve for loan losses	(213,153)	(212,765)	(212,343)

Loans, net	11,638,865	11,279,447	11,133,145

Bank premises and equipment	208,222	209,974	205,104
Customers' acceptance liability	118	--	52
Goodwill	209,114	209,114	209,114
Other intangible assets	103,482	131,915	133,209
Other assets	567,368	271,990	282,869

Total assets	$17,920,445	$17,392,661	$16,285,678

Liabilities
Deposits:
Noninterest-bearing	$3,068,521	$2,867,307	$2,401,198
Interest-bearing	10,632,431	10,613,715	10,380,266

Total deposits	13,700,952	13,481,022	12,781,464

Short-term borrowings	684,446	575,448	628,286
Liability on acceptances	118	--	52
Other liabilities	419,305	553,088	218,840
Federal Home Loan Bank advances	1,401,996	1,102,241	1,042,593

Total liabilities	16,206,817	15,711,799	14,671,235

Shareholders' equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 166,851,362,
166,252,171 and 165,744,139 at June 30, 2003,
December 31, 2002 and June 30, 2002, respectively	320,354	319,204	318,229
Surplus	497,148	490,057	481,428
Retained earnings	1,081,624	1,010,710	927,801
Treasury stock at cost: 10,955,168, 8,840,005 and
6,828,805 shares at June 30, 2003, December 31, 2002
and June 30, 2002, respectively	(182,687)	(142,931)	(104,086)
Accumulated other comprehensive income	18,754	25,387	17,554
Unearned compensation	(21,565)	(21,565)	(26,483)

Total shareholders' equity	1,713,628	1,680,862	1,614,443

Total liabilities and shareholders' equity	$17,920,445	$17,392,661	$16,285,678

See notes to consolidated financial statements.

Consolidated Income Statements
Hibernia Corporation and Subsidiaries	Three Months Ended June 30		Six Months Ended June 30

Unaudited ($ in thousands, except per-share data)	2003	2002	2003	2002

Interest income
Interest and fees on loans	$183,822	$196,050	$366,897	$390,927
Interest on securities available for sale	38,614	40,672	77,643	81,567
Interest on securities held to maturity	1,434	3,157	3,232	6,658
Interest on short-term investments	674	2,069	2,051	3,604
Interest on mortgage loans held for sale	6,942	5,546	12,421	10,977

Total interest income	231,486	247,494	462,244	493,733

Interest expense
Interest on deposits	41,612	57,096	84,932	116,640
Interest on short-term borrowings	1,733	2,371	3,233	4,917
Interest on Federal Home Loan Bank advances	14,324	13,296	28,531	26,527

Total interest expense	57,669	72,763	116,696	148,084

Net interest income	173,817	174,731	345,548	345,649
Provision for loan losses	13,000	20,000	30,750	47,500

Net interest income after provision for loan losses	160,817	154,731	314,798	298,149

Noninterest income
Service charges on deposits	38,394	34,051	74,255	65,715
Card-related fees	12,651	9,980	23,727	18,769
Mortgage banking	(13,921)	5,356	(18,864)	16,601
Retail investment fees	7,142	8,171	13,662	16,260
Trust fees	5,556	6,331	11,624	12,674
Insurance	4,573	3,929	9,327	7,988
Investment banking	3,614	5,763	6,445	8,759
Other service, collection and exchange charges	4,918	5,086	9,938	10,270
Other operating income	3,542	4,670	8,824	9,308
Securities gains (losses), net	10,191	(6,563)	10,200	(9,971)

Total noninterest income	76,660	76,774	149,138	156,373

Noninterest expense
Salaries and employee benefits	78,245	73,501	152,851	144,059
Occupancy expense, net	9,792	8,980	19,111	18,175
Equipment expense	8,352	7,994	16,281	15,843
Data processing expense	8,895	8,476	18,313	16,856
Advertising and promotional expense	5,478	5,078	12,440	10,399
Amortization of intangibles	1,285	1,513	2,624	3,097
Foreclosed property expense, net	(29)	219	57	239
Other operating expense	30,745	29,684	61,249	58,521

Total noninterest expense	142,763	135,445	282,926	267,189

Income before income taxes	94,714	96,060	181,010	187,333
Income tax expense	33,333	33,525	63,429	65,562

Net income	$61,381	$62,535	$117,581	$121,771

Net income per common share	$0.40	$0.40	$0.76	$0.77

Net income per common share - assuming dilution	$0.39	$0.39	$0.75	$0.76

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries Unaudited ($ in thousands, except per-share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Other	Comprehensive Income

Balances at December 31, 2002	$319,204	$490,057	$1,010,710	$ 25,387	$(164,496)
Net income	--	--	117,581	--	--	$ 117,581
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	(7,651)	--	(7,651)
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	1,018	--	1,018

Comprehensive income						$ 110,948

Issuance of common stock:
Stock option plans	1,076	5,258	--	--	--
Restricted stock awards	38	331	--	--	--
Directors' compensation	--	337	--	--	464
Cash dividends declared on
common ($.30 per share)	--	--	(46,667)	--	--
Acquisition of treasury stock	--	--	--	--	(40,220)
Net tax benefit related to stock option plans
and ESOP	--	1,258	--	--	--
Other	36	(93)	--	--	--

Balances at June 30, 2003	$320,354	$497,148	$1,081,624	$ 18,754	$(204,252)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Other	Comprehensive Income

Balances at December 31, 2001	$311,715	$446,900	$850,295	$ 13,279	$(62,410)
Net income	--	--	121,771	--	--	$ 121,771
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	11,543	--	11,543
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	(7,268)	--	(7,268)

Comprehensive income						$ 126,046

Issuance of common stock:
Stock option plans	6,379	23,311	--	--	--
Restricted stock awards	135	551	--	--	--
Cash dividends declared on
common ($.28 per share)	--	--	(44,265)	--	--
Acquisition of treasury stock	--	--	--	--	(68,159)
Net tax benefit related to stock option plans
and ESOP	--	11,003	--	--	--
Other	--	(337)	--	--	--

Balances at June 30, 2002	$318,229	$481,428	$927,801	$ 17,554	$(130,569)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries

Six Months Ended June 30 Unaudited ($ in thousands)	2003	2002

Operating activities
Net income	$117,581	$121,771
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	30,750	47,500
Amortization of intangibles and deferred charges	71,567	15,460
Depreciation and amortization	16,415	15,334
Non-cash derivative instruments gains, net	(1,299)	(469)
Premium amortization, net	12,670	220
Realized securities losses (gains), net	(10,200)	9,971
Gains on sales of assets, net	(4,887)	(430)
Provision for losses on foreclosed and other assets	1,852	527
Decrease (increase) in mortgage loans held for sale	(2,448)	200,544
Increase in deferred income tax asset	(87)	(93)
Net tax benefit related to stock option plans and ESOP	1,258	11,003
Increase in interest receivable and other assets	(31,104)	(18,462)
Increase in interest payable and other liabilities	4,851	10,835

Net cash provided by operating activities	206,919	413,711

Investing activities
Purchases of securities available for sale	(1,867,410)	(3,873,889)
Proceeds from maturities and principal repayments of securities available for sale	977,415	3,811,312
Proceeds from maturities and principal repayments of securities held to maturity	46,519	47,244
Proceeds from sales of securities available for sale	196,634	104,951
Net decrease (increase) in loans	(310,147)	10,236
Proceeds from sales of loans	151,108	10,135
Purchases of loans	(231,239)	(158,523)
Purchases of premises, equipment and other assets	(42,909)	(37,659)
Proceeds from sales of foreclosed assets and excess bank-owned property	3,981	2,598
Proceeds from sales of premises, equipment and other assets	272	818
Acquisition, net of cash acquired of $36	--	(2,464)

Net cash used by investing activities	(1,075,776)	(85,241)

Financing activities
Net increase (decrease) in deposits	219,930	(171,648)
Net increase (decrease) in short-term borrowings	108,998	(124,461)
Proceeds from Federal Home Loan Bank advances	300,000	--
Payments on Federal Home Loan Bank advances	(245)	(390)
Proceeds from issuance of common stock	6,334	29,690
Dividends paid	(46,667)	(44,265)
Acquisition of treasury stock	(40,220)	(68,159)

Net cash provided (used) by financing activities	548,130	(379,233)

Decrease in cash and cash equivalents	(320,727)	(50,763)
Cash and cash equivalents at beginning of period	1,103,694	698,713

Cash and cash equivalents at end of period	$782,967	$647,950

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

        The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and its annual impairment tests as of September 30, 2002. The results of these tests did not indicate impairment of the Company’s recorded goodwill. The carrying amount of goodwill not subject to amortization totaled $206,625,000 at January 1, 2002, which was net of accumulated amortization of $66,914,000. On April 1, 2002, goodwill of $2,489,000 was recorded and added to the Consumer segment as a result of the purchase of Friedler/LaRocca Financial Partners, L.L.C. At June 30, 2003, goodwill totaled $209,114,000 and is included in the Company’s reportable segments as follows: Consumer — $102,490,000; Small Business — $48,340,000; Commercial — $58,276,000 and Investments and Public Funds — $8,000.

        The Company records purchase accounting intangible assets that consist of core deposit intangibles, trust intangibles and insurance customer lists intangibles, which are subject to amortization. These include both contractual and noncontractual customer relationships. The core deposit and trust intangibles reflect the value of deposit and trust customer relationships which arose from the purchases of financial institutions. The insurance customer lists intangibles represent the purchase of customer lists and contracts from individual insurance agencies. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

(in thousands)	June 30, 2003			June 30, 2002

Purchase Accounting Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit	$ 36,151	$ 30,792	$ 5,359	$ 36,151	$ 27,908	$ 8,243
Trust	17,059	10,618	6,441	17,059	8,472	8,587
Insurance customer lists	4,408	1,165	3,243	3,884	728	3,156

Total	$ 57,618	$ 42,575	$ 15,043	$ 57,094	$ 37,108	$ 19,986

        The amortization expense of the purchase accounting intangibles for the three months ended June 30, 2003 and 2002 was $1,285,000 and $1,513,000, respectively and for the six months ended June 30, 2003 and 2002 was $2,624,000 and $3,097,000, respectively. Amortization expense for the remainder of 2003 is estimated to be $2,430,000. Estimated future amortization expense is as follows: 2004 — $4,387,000; 2005 — $3,794,000; 2006 — $2,270,000; 2007 -$771,000; 2008 — $605,000 and thereafter — $786,000. These estimates do not assume the addition of any new purchase accounting intangibles.

        Also included in intangible assets are capitalized mortgage servicing rights with net carrying amounts of $88,439,000 and $113,223,000 at June 30, 2003 and 2002, respectively. The carrying amounts are net of a reserve for temporary impairment of $61,072,000 and $17,001,000 at June 30, 2003 and 2002, respectively. Amortization expense of mortgage servicing rights totaled $14,350,000 and $5,519,000 for the three months ended June 30, 2003 and 2002, respectively and $26,454,000 and $10,674,000 for the six months ended June 30, 2003 and 2002, respectively. The provision for temporary impairment of mortgage servicing rights totaled $28,000,000 and $1,700,000 for the three months ended June 30, 2003 and 2002, respectively, and $42,500,000 and $1,700,000 for the six months ended June 30, 2003 and 2002, respectively. In the second quarter of 2003, $19.9 million of mortgage servicing rights impairment was reclassified from temporary to permanent.

Note 3
Employee Benefit Plans

        The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. Until October 1997, options granted to non-employee directors were granted under the 1987 Stock Option Plan; after October 1997 through January 2003, those options were granted under the 1993 Directors’ Stock Option Plan. Under those plans, options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest in six months. Other options granted under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors’ Stock Option Plan generally become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan.

        Options granted to employees and directors under the plans described above generally become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted unless the holder leaves the employ of the Company other than through retirement, death or disability, in which case the options expire at the date of termination. Options granted under the Long-Term Incentive Plan and the 1993 Directors’ Stock Option Plan generally expire 10 years from the date of grant, although they may expire earlier if the holder dies, retires, becomes permanently disabled or leaves the employ of the Company (in which case the options expire at various times ranging from 90 days to 12 months).

        In the second quarter of 2003, shareholders approved the 2003 Long-Term Incentive Compensation Plan (2003 Plan). The 2003 Plan supercedes and replaces the Company’s Long-Term Incentive Plan and replaces the 1993 Directors’ Stock Option Plan. Existing options granted under these plans remain outstanding under the original terms of the plans. Options granted under the 2003 Plan to employees generally are exercisable in the same increments as those issued under the Long-Term Incentive Plan, although they may vest earlier in the event of termination of employment as a result of death, disability or retirement or in the event of a change in control of the Company. Options issued under the 2003 Plan generally expire 10 years from the date of grant, although they may expire earlier if (i) the holder leaves the employ or service of the Company other than through retirement, death or disability, in which case vested options expire in 90 days (or at original expiration date, if earlier), or (ii) the holder retires, dies or becomes disabled, in which case vested options expire in 3 years (or at the original expiration date, if earlier). Unvested options are forfeited upon termination.

        The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the date of death (but not later than January 31, 2006). All options vest immediately upon a change of control of the Company. Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company’s treasury stock.

        The following tables summarize the option activity in the plans during the second quarter of 2003. In the first quarter of 2003, the 1993 Directors’ Stock Option Plan was terminated in accordance with the terms of the plan. During 1997, the 1987 Stock Option Plan was terminated in accordance with the terms of the plan. At June 30, 2003, there are no shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2001 Nonqualified Stock Option Plan. All options outstanding at June 30, 2003 are nonqualified.

	Options	Weighted Average Exercise Price

1987 Stock Option Plan:
Outstanding, March 31, 2003	20,000	$8.31
Exercised	(5,000)	8.75

Outstanding, June 30, 2003	15,000	$8.17

Exercisable, June 30, 2003	15,000	$8.17

Long-Term Incentive Plan:
Outstanding, March 31, 2003	14,452,459	$15.39
Granted (weighted-average fair value $3.69 per share)	5,000	17.15
Cancelled	(332,147)	16.65
Exercised	(351,160)	11.47

Outstanding, June 30, 2003	13,774,152	$15.46

Exercisable, June 30, 2003	6,622,683	$13.93

1993 Directors' Stock Option Plan:
Outstanding, March 31, 2003	428,750	$14.39
Exercised	(12,500)	9.94

Outstanding, June 30, 2003	416,250	$14.52

Exercisable, June 30, 2003	341,250	$13.89

2001 Nonqualified Stock Option Plan:
Outstanding, March 31, 2003	250,000	$13.84

Outstanding, June 30, 2003	250,000	$13.84

Exercisable, June 30, 2003	250,000	$13.84

2003 Long-Term Incentive Compensation Plan:
Granted (weighted-average fair value $4.01 per share)	59,250	$18.33

Outstanding, June 30, 2003	59,250	$18.33

Exercisable, June 30, 2003	50,000	$18.23

Available for grant, June 30, 2003	9,716,956

        In addition to the above option activity in the plans, 9,000 shares of restricted stock were awarded under the 2003 Plan during the second quarter of 2003.

        The following pro forma information was determined as if the Company had accounted for stock options using the fair-value-based method as defined in SFAS No. 123, in which the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The fair value of the options was estimated using the Black-Scholes option valuation model.

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

($ in thousands, except per-share data)	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Reported net income	$61,381	$62,535	$117,581	$121,771
Deduct: Stock option compensation expense under
the fair value method, net of related tax effect	(1,366)	(1,538)	(2,971)	(3,089)

Pro forma net income	$60,015	$60,997	$114,610	$118,682

Reported net income per common share	$0.40	$0.40	$0.76	$0.77
Pro forma net income per common share	$0.39	$0.39	$0.74	$0.75

Reported net income per common share - assuming dilution	$0.39	$0.39	$0.75	$0.76
Pro forma net income per common share - assuming dilution	$0.38	$0.38	$0.73	$0.74

Note 4
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

($ in thousands, except per-share data)	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Numerator:
Net income - Numerator for net income
per common share	$ 61,381	$ 62,535	$ 117,581	$ 121,771
Effect of dilutive securities	--	--	--	--

Numerator for net income per common
share - assuming dilution	$ 61,381	$ 62,535	$ 117,581	$ 121,771

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	154,874,767	157,548,449	155,140,694	157,578,855
Effect of dilutive securities:
Stock options	1,684,805	2,662,978	1,822,224	3,223,722
Restricted stock awards	75,609	92,508	75,609	92,508
Purchase warrants	222,284	266,268	222,782	245,247

Denominator for net income per common
share - assuming dilution	156,857,465	160,570,203	157,261,309	161,140,332

Net income per common share	$ 0.40	$ 0.40	$ 0.76	$ 0.77

Net income per common share - assuming dilution	$ 0.39	$ 0.39	$ 0.75	$ 0.76

        Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,648,629 and 1,991,672 for the three months ended June 30, 2003 and 2002, respectively and 1,676,205 and 2,030,204 for the six months ended June 30, 2003 and 2002, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share — assuming dilution. During the three months ended June 30, 2003 and 2002 there were 4,307,444 antidilutive options outstanding (which had exercise prices ranging from $18.28 to $21.72 per option share), and 135,000 antidilutive options outstanding (which had exercise prices ranging from $19.80 to $21.72 per option share), respectively. During the six months ended June 30, 2003 and 2002 there were 4,307,444 antidilutive options outstanding (which had exercise prices ranging from $18.28 to $21.72 per option share) and 218,500 antidilutive options outstanding (which had exercise prices ranging from $19.50 to $21.72 per option share), respectively.

Note 5
Segment Information

        The Company’s segment information is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with those described in the December 31, 2002 Annual Report to Shareholders and “Segment Results” in Management’s Discussion and Analysis. There are no significant intersegment revenues.

        The following table presents selected financial information for each segment.

($ in thousands)	Consumer	Small Business	Commercial	Investments and Public Funds	Other	Segment Total

Six months ended June 30, 2003
Average loans	$6,231,700	$2,482,000	$2,865,300	$300	$1,200	$11,580,500
Average assets	$9,127,800	$2,502,000	$2,966,900	$4,037,500	$667,600	$19,301,800
Average deposits	$7,678,200	$1,893,500	$1,189,800	$2,384,900	$19,300	$13,165,700

Net interest income	$194,465	$83,939	$57,104	$23,434	$(11,565)	$347,377
Noninterest income	$124,908	$16,977	$37,386	$(31,147)	$1,014	$149,138
Net income	$83,445	$21,486	$22,165	$(9,680)	$(1,150)	$116,266

Six months ended June 30, 2002
Average loans	$5,862,400	$2,446,700	$2,838,100	$1,300	$13,100	$11,161,600
Average assets	$8,647,300	$2,452,600	$2,920,000	$3,525,100	$654,200	$18,199,200
Average deposits	$7,349,300	$1,880,100	$1,060,800	$2,122,100	$13,300	$12,425,600

Net interest income	$163,998	$82,847	$54,361	$56,706	$(10,172)	$347,740
Noninterest income	$108,256	$15,963	$28,237	$(93)	$4,010	$156,373
Net income	$60,291	$19,378	$10,105	$32,339	$(1,669)	$120,444

         The following is a reconciliation of segment totals to consolidated totals.

($ in thousands)	Average Loans	Average Assets	Average Deposits	Net Interest Income	Noninterest Income	Net Income

Six months ended June 30, 2003
Segment total	$11,580,500	$19,301,800	$13,165,700	$347,377	$149,138	$116,266
Excess funds invested	--	(2,108,100)	--	--	--	--
Reclassification of cash items
in process of collection	--	368,000	368,000	--	--	--
Taxable-equivalent adjustment on
tax exempt loans	--	--	--	(1,829)	--	--
Income tax expense	--	--	--	--	--	1,315

Consolidated total	$11,580,500	$17,561,700	$13,533,700	$345,548	$149,138	$117,581

Six months ended June 30, 2002
Segment total	$11,161,600	$18,199,200	$12,425,600	$347,740	$156,373	$120,444
Excess funds invested	--	(2,142,900)	--	--	--	--
Reclassification of cash items
in process of collection	--	344,400	344,400	--	--	--
Taxable-equivalent adjustment on
tax exempt loans	--	--	--	(2,091)	--	--
Income tax expense	--	--	--	--	--	1,327

Consolidated total	$11,161,600	$16,400,700	$12,770,000	$345,649	$156,373	$121,771

Note 6
Impact of Recently Issued Accounting Standards

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation requires additional disclosure of obligations under certain guarantees and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements were effective for financial statements for the periods ending after December 15, 2002. The recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and were applied beginning January 1, 2003.

        The Company issues letters of credit and financial guarantees (standby letters of credit) whereby it agrees to honor certain financial commitments in the event its customers are unable to perform. The majority of the standby letters of credit consist of performance guarantees. Some letters of credit result in the recording of customer acceptance liabilities. Customer acceptance liabilities are recorded when funds are payable to another financial institution on behalf of the Company’s customer. At the time the amount is determined to be payable (due to a triggering event such as delivery of goods), a liability is recorded to reflect the amount payable, offset with a receivable from the customer. Prior to the triggering event, the contractual amount of the agreement is included in the letters of credit amounts. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for loan losses. The Company had contractual amounts of standby letters of credit of $499,761,000 and $355,772,000 and customer acceptance liabilities of $118,000 and $52,000 at June 30, 2003 and 2002, respectively. The fair value of the liability undertaken in issuing guarantees since January 1, 2003 was $1,859,000 at June 30, 2003 and is included in other liabilities. At June 30, 2003, standby letters of credit had expiration dates ranging from 2003 through 2010.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. This interpretation addresses consolidation by business enterprises of certain variable interest entities in which they have controlling financial interests. This interpretation applied immediately to any variable interest entities created after January 31, 2003, and was effective July 1, 2003 for variable interests acquired prior to February 1, 2003. FIN 46 is not expected to have a material impact on the financial condition or operating results of the Company.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. Application of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective July 1, 2003 and is not expected to have a material impact on the financial condition or operating results of the Company.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries

	Three Months Ended			Six Months Ended

($ in thousands, except per-share data)	June 30 2003	March 31 2003	June 30 2002	June 30 2003	June 30 2002

Interest income	$231,486	$230,758	$247,494	$462,244	$493,733
Interest expense	57,669	59,027	72,763	116,696	148,084

Net interest income	173,817	171,731	174,731	345,548	345,649
Provision for loan losses	13,000	17,750	20,000	30,750	47,500

Net interest income after
provision for loan losses	160,817	153,981	154,731	314,798	298,149

Noninterest income:
Noninterest income	66,469	72,469	83,337	138,938	166,344
Securities gains (losses), net	10,191	9	(6,563)	10,200	(9,971)

Noninterest income	76,660	72,478	76,774	149,138	156,373
Noninterest expense	142,763	140,163	135,445	282,926	267,189

Income before taxes	94,714	86,296	96,060	181,010	187,333
Income tax expense	33,333	30,096	33,525	63,429	65,562

Net income	$61,381	$56,200	$62,535	$117,581	$121,771

Per common share information:
Net income	$0.40	$0.36	$0.40	$0.76	$0.77
Net income - assuming dilution	$0.39	$0.36	$0.39	$0.75	$0.76
Cash dividends declared	$0.15	$0.15	$0.14	$0.30	$0.28
Average shares outstanding (000s)	154,875	155,410	157,548	155,141	157,579
Average shares outstanding - assuming dilution (000s)	156,857	157,416	160,570	157,261	161,140
Dividend payout ratio	37.50%	41.67%	35.00%	39.47%	36.36%

Selected quarter-end balances (in millions)
Loans	$11,852.0	$11,550.0	$11,345.5
Deposits	$13,700.9	$13,796.5	$12,781.5
Federal Home Loan Bank advances	$1,402.0	$1,202.1	$1,042.6
Equity	$1,713.6	$1,704.4	$1,614.4
Total assets	$17,920.4	$17,652.2	$16,285.7

Selected average balances (in millions)
Loans	$11,686.9	$11,472.7	$11,189.1	$11,580.5	$11,161.6
Deposits	$13,663.1	$13,402.9	$12,834.6	$13,533.7	$12,770.0
Federal Home Loan Bank advances	$1,215.2	$1,193.3	$1,042.7	$1,204.3	$1,042.7
Equity	$1,722.0	$1,698.5	$1,602.7	$1,710.3	$1,594.4
Total assets	$17,661.9	$17,460.4	$16,423.4	$17,561.7	$16,400.7

Selected ratios
Net interest margin (taxable-equivalent)	4.32%	4.42%	4.66%	4.37%	4.65%
Return on assets	1.39%	1.29%	1.52%	1.34%	1.48%
Return on equity	14.26%	13.24%	15.61%	13.75%	15.28%
Efficiency ratio	59.00%	56.97%	52.07%	57.98%	51.76%
Average equity/average assets	9.75%	9.73%	9.76%	9.74%	9.72%
Tier 1 risk-based capital ratio	10.35%	10.56%	10.61%
Total risk-based capital ratio	11.60%	11.82%	11.87%
Leverage ratio	8.39%	8.34%	8.37%

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

SECOND-QUARTER 2003 HIGHLIGHTS

A strong and growing balance sheet characterizes Hibernia Corporation’s financial condition for the second quarter of 2003.

•	Net income for the second quarter of 2003 totaled $61.4 million ($.40 per common share), down 2% compared to $62.5 million ($.40 per common share) for the second quarter of 2002. Earnings per common share assuming dilution for the second quarter of 2003 were $0.39, equal to a year ago. Net income for the six months ended June 30, 2003 totaled $117.6 million ($.76 per common share) down 3% compared to $121.8 million ($.77 per common share) for the first six months of 2002.

•	Results for the second quarter 2003 were significantly impacted by a $28.0 million non-cash expense for the temporary impairment of mortgage servicing rights, which represents an after-tax per-share charge of $0.12. Also included in the results for the second quarter 2003 was a $10.2 million gain from the sale of investment securities ($.04 per share after tax), a $5.3 million gain from the sale of loans from the mortgage portfolio ($.02 per share after tax) and approximately $6.1 million in charges associated with a previously announced reduction in workforce ($.03 per share after tax).

•	Noninterest income for the second quarter of 2003 totaled $76.7 million compared to the second quarter 2002 level of $76.8 million. Included in noninterest income is a $28.0 million provision for the temporary impairment of mortgage servicing rights recorded in the second quarter of 2003, compared to $1.7 million in the second quarter of 2002. Also included in the results for the second quarter 2003 was a $10.2 million gain from the sale of investment securities, compared to securities losses of $6.6 million in the second quarter of 2002, and a $5.3 million gain from the sale of loans from the mortgage portfolio.

•	The provision for loan losses for the three months ended June 30, 2003 totaled $13.0 million, down 35% from $20.0 million for the same period in 2002. The provision for loan losses for the six months ended June 30, 2003 totaled $30.8 million, down 35% from $47.5 million for the six months ended June 30, 2002. At June 30, 2003, reserves as a percentage of nonperforming loans were 373% compared to 335% at June 30, 2002.

•	Nonperforming assets at June 30, 2003 were down $6.1 million (9%) to $64.7 million from $70.8 million at June 30, 2002. Nonperforming loans were down $6.2 million (10%) to $57.2 million from $63.4 million at June 30, 2002. The nonperforming asset ratio improved to 0.55% from the June 30, 2002 level of 0.62%. The nonperforming loan ratio improved to 0.48% from the June 30, 2002 level of 0.56%.

•	Total deposits grew $919.4 million (7%) from June 30, 2002 to $13.7 billion at June 30, 2003. Noninterest-bearing deposits at June 30, 2003 were up $667.3 million (28%) compared to June 30, 2002. Contributing to the increase in non-interest bearing deposits was an increase in mortgage-related demand deposits and the continued success of the Company’s Completely Free CheckingSM program.

•	Total loans at June 30, 2003 were up $506.5 million (4%) to $11.9 billion from $11.3 billion at June 30 2002. This increase was across all three loan categories, with consumer up 6%, commercial up 4% and small business up 2%.

•	Total assets at June 30, 2003 were $17.9 billion, up $1.6 billion (10%) from $16.3 billion at June 30, 2002.

•	During the second quarter of 2003, Hibernia repurchased approximately 1.4 million shares of its common stock under a 12-month buyback plan authorized by the Board of Directors in October 2002. Approximately 2.9 million shares have been repurchased under this plan. In July 2003, the Board of Directors authorized the Company to begin another buyback program of up to 3.5 million shares of its common stock through mid-July 2004.

•	Hibernia’s capital remains strong with a leverage ratio of 8.39% at June 30, 2003, compared to 8.37% at June 30, 2002.

•	In July 2003, Hibernia’s Board of Directors declared a quarterly cash dividend of 15 cents per common share, a 7% increase from 14 cents per common share declared in July 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        The Company’s management exercises judgment in choosing and applying the most appropriate accounting policies and methodologies in many different areas. These choices are important, not only to ensure compliance with generally accepted accounting principles, but also to reflect the exercise of management’s judgment in determining the most appropriate manner in which to record Hibernia’s financial performance. For Hibernia, these key areas include the accounting for the reserve for loan losses, the valuations of goodwill and mortgage servicing rights, and the accounting for stock options.

        The reserve for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The reserve is comprised of three components: specific reserves on certain problem loans, general reserves determined from historical loss allocation factors applied to pools of loans and an unallocated portion for exposures arising from factors which are not addressed by the general and specific reserves. The reserve is calculated using both objective and subjective information. The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. For further discussion on this calculation and assumptions and methods used, see the “Reserve and Provision for Loan Losses” section of this analysis.

        The Company is required to perform valuations of assets in accordance with various generally accepted accounting principles. Impairment testing of goodwill requires the Company to determine its fair value by reporting unit. Impairment testing is a two step process that first compares the fair value of a reporting unit with its carrying amount, and second, if necessary, measures impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units are operating segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reporting units are based on lines of business. Assets and liabilities are allocated to reporting units using the Company’s internal management reporting system. Goodwill is allocated directly to these reporting units, when applicable, or based on the allocation of loans to the reporting segments for each region in which the goodwill originated. When quoted market prices are not available for assets and liabilities, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. However, management uses assumptions that it considers to be appropriate in its impairment testing. The Company has recorded no impairment of goodwill in 2002 or 2003.

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

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, net income would have been reduced by $1.4 million ($0.01 per common share) and $1.5 million ($0.01 per common share) for the second quarter of 2003 and 2002, respectively. The year-to-date net income would have been reduced by $3.0 million ($0.02 per common share) and $3.1 million ($0.02 per common share) for the periods ended June 30, 2003 and 2002, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model.

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

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $16.3 billion in the second quarter of 2003, a $1.1 billion (7%) increase from the second-quarter 2002 average of $15.2 billion. Year-to-date average earning assets at June 30, 2003 totaled $16.1 billion, up $941.9 million (6%) from $15.1 billion at June 30, 2002. The increases in second quarter and year-to-date 2003 average earning assets are primarily due to increases in securities available for sale and consumer loans, discussed below.

        Beginning first quarter 2003, securities that have been purchased but are not yet settled (trade-date securities purchased) were reclassified as noninterest-earning assets. Trade-date securities purchased were previously classified as securities in interest-earning assets. Securities that have been sold but are not yet settled (trade-date securities sold) remain classified as interest-earning assets until settlement. Previously, trade-date securities sold reduced earning assets at the trade date. Prior periods have been restated to conform to the current presentation.

    Loans.        Average loans for the second quarter of 2003 of $11.7 billion were up $497.8 million (4%) compared to the second quarter of 2002. For the first six months of 2003 compared to the same period in 2002, average loans were up $418.9 million (4%) to $11.6 billion.

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at June 30, 2003, March 31, 2003 and June 30, 2002. Total loans increased $302.0 million (3%) at June 30, 2003 compared to March 31, 2003 and $506.5 million (4%) compared to June 30, 2002. Loan growth is expected to continue at a modest level, led by the consumer portfolio. In recent months, loan demand has improved despite the continuing soft economy.

        Consumer loans increased $159.6 million (3%) and $344.6 million (6%) compared to March 31, 2003 and June 30, 2002, respectively. The increase from the same period a year ago reflects growth in indirect loans of $387.5 million (22%) and secured revolving credit of $128.0 million (27%), partially offset by a $193.7 million (7%) decrease in residential first mortgage loans. The decline in residential first mortgage loans is partially due to the sale of $137.8 million portfolio loans in the second quarter of 2003.

        Small business loans increased $66.5 million (3%) compared to March 31, 2003 and increased $56.6 million (2%) compared to June 30, 2002. The small business portfolio, although still impacted by slow demand for loans as a result of the soft economy, showed growth in the real estate portfolio, partially offset by a continued decrease in commercial and industrial loans.

        Commercial loans increased $75.9 million (3%) compared to March 31, 2003 and increased $105.3 million (4%) compared to June 30, 2002. Although the commercial portfolio continues to be impacted by lower demand for credit in light of current economic conditions, the energy and commercial and industrial sectors have shown growth from the same period last year. Management’s strategy to maintain the granularity of the commercial portfolio continues by its practice of retaining smaller exposures to individual credits. Shared national credits were down 5% and 6% from the first quarter 2003 and the same period last year, respectively. The Company’s strategy related to shared national credits focuses on lending to customers who operate in Hibernia’s markets, particularly those who use other Company services. Commercial loans are expected to grow at a modest rate for the remainder of 2003.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	June 30, 2003			March 31, 2003			June 30, 2002

($ in millions)	Loans	Percent		Loans	Percent		Loans	Percent

Commercial:
Commercial and industrial	$1,042.1	8	.8%	$1,059.4	9	.2%	$1,021.1	9	.0%
Services industry	621.2	5.2		607.2	5.3		610.3	5.4
Real estate	452.5	3.8		419.0	3.6		466.1	4.1
Health care	237.5	2.0		234.9	2.0		243.1	2.1
Transportation, communications
and utilities	149.0	1.3		133.1	1.2		149.7	1.3
Energy	343.9	2.9		315.7	2.7		277.4	2.5
Other	108.5	0.9		109.5	0.9		81.7	0.7

Total commercial	2,954.7	24.9		2,878.8	24.9		2,849.4	25.1

Small Business:
Commercial and industrial	748.0	6.3		720.0	6.2		772.1	6.8
Services industry	631.6	5.3		620.3	5.4		628.2	5.5
Real estate	519.8	4.4		496.8	4.3		437.4	3.9
Health care	172.9	1.5		162.6	1.4		154.6	1.4
Transportation, communications
and utilities	101.4	0.9		99.1	0.9		108.3	1.0
Energy	27.3	0.2		27.5	0.2		26.5	0.2
Other	358.4	3.0		366.6	3.2		375.7	3.3

Total small business	2,559.4	21.6		2,492.9	21.6		2,502.8	22.1

Consumer:
Residential mortgages:
First mortgages	2,419.3	20.4		2,385.5	20.7		2,613.0	23.0
Junior liens	573.6	4.8		555.9	4.8		528.7	4.7
Indirect	2,121.0	17.9		2,050.7	17.7		1,733.5	15.3
Revolving credit:
Secured	606.4	5.1		574.3	5.0		478.4	4.2
Unsecured	103.7	0.9		103.1	0.9		103.9	0.9
Other:
Secured	351.6	3.0		357.6	3.1		397.3	3.5
Unsecured	162.3	1.4		151.2	1.3		138.5	1.2

Total consumer	6,337.9	53.5		6,178.3	53.5		5,993.3	52.8

Total loans	$11,852.0	100	.0%	$11,550.0	100	.0%	$11,345.5	100	.0%

        Securities Available for Sale. Average securities available for sale increased $688.1 million (22%) in the second quarter of 2003 compared to the second quarter of 2002, and were up $531.6 million (17%) for the first six months of 2003 compared to the same period in 2002. These increases were partially due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements. Further, as the Company continued to experience higher deposit growth and increased borrowings compared to loan growth, additional purchases of securities available for sale helped to increase income on earning assets. The securities purchased generally have relatively short average lives which exhibit limited extension risk should interest rates begin to rise. These purchases were partially offset by the sale of $293.7 million of mortgage-backed and collateral mortgage obligation securities late in June 2003.

        Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities that may be pledged and are used for customer repurchase agreements and to collateralize public or trust deposits. A repurchase agreement, primarily used as an overnight investment vehicle, is a contractual transaction in which an investor and a bank exchange cash for temporary ownership or control of securities or collateral and include an agreement that the bank repurchase the securities on a future date. Public fund deposits are monies of various governmental units of the state, counties, municipalities and other public entities deposited in financial institutions. Deposits of this type are required by state law to be collateralized for collected balances in excess of applicable deposit insurance.

        Exclusive of any other change to the Company’s balance sheet, Hibernia plans to continue to maintain its securities portfolio at its current level and will continue to reinvest runoff.

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the second quarter of 2003 totaled $106.6 million, down $108.6 million (50%) from the second quarter of 2002. Average securities held to maturity for the first six months of 2003 totaled $118.5 million, down $108.1 million (48%) from the same period in 2002. These decreases are due to payments and increased prepayments on mortgage-backed securities.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest-only strip receivable resulting from a securitization of indirect auto loans in the second quarter of 2001. The interest-only strip receivable, which totaled $5.3 million and $12.3 million at June 30, 2003, and 2002, respectively, is classified as a trading account asset. All other short-term investments are considered to be cash equivalents.

        Average short-term investments for the three months ended June 30, 2003 totaled $142.6 million, down $203.3 million (59%) compared to $345.9 million in the second quarter of 2002. The decrease in short-term investments from the second quarter of 2002 is due to an increase in the securities available for sale portfolio and loan growth, resulting in a lower level of federal funds sold. For the first six months of 2003 compared to the same period in 2002, average short-term investments decreased $42.8 million (14%) to $262.5 million.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the second quarter of 2003 increased $213.4 million (64%) compared to the second quarter of 2002, and increased $142.3 million (42%) for the first six months of 2003 compared to the same period in 2002. As a result of lower interest rates in the second quarter of 2003, the Company experienced an increase in the volume of fixed-rate mortgage loans originated as compared to the same period in 2002. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

        Mortgage activity continues to be at record levels. Hibernia’s mortgage pipeline totaled a record $1.6 billion at the end of the second quarter of 2003, approximately three-quarters of which are fixed-rate mortgage loans, which generally will be held for sale.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total managed delinquencies increased $2.9 million (5%) from June 30, 2002 and $3.2 million (6%) from March 31, 2003. Loans past due 90 days or more in the held portfolio are primarily consumer loans aggregating $5.7 million at June 30, 2003, compared to $6.6 million at June 30, 2002 and $8.5 million at March 31, 2003. These 90 days or more past due loans, included in Table 2, are still in accrual status and are not included in total nonperforming loans in Table 3.

TABLE 2 - LOAN DELINQUENCIES

($ in millions)	June 30 2003		March 31 2003		Dec. 31 2002		Sept. 30 2002		June 30 2002

Days past due:
30 to 89 days	$48.4		$42.9		$46.9		$51.3		$42.0
90 days or more	5.8		8.5		10.8		9.1		7.8

Total delinquencies	54.2		51.4		57.7		60.4		49.8
Securitized indirect auto delinquencies	2.8		2.4		3.4		4.1		4.3

Total managed delinquencies	$57.0		$53.8		$61.1		$64.5		$54.1

Total delinquencies as a percentage of loans:
Commercial	0	.06%	0	.06%	0	.05%	0	.11%	0	.05%
Small business	0	.37%	0	.35%	0	.41%	0	.54%	0	.36%
Consumer:
Residential mortgage	0	.53%	0	.58%	0	.58%	0	.49%	0	.43%
Indirect	0	.84%	0	.78%	0	.93%	0	.97%	0	.97%
Other consumer	0	.75%	0	.67%	0	.90%	0	.93%	0	.82%
Total consumer	0	.68%	0	.66%	0	.75%	0	.72%	0	.66%
Total held loans	0	.46%	0	.45%	0	.50%	0	.53%	0	.44%
Managed consumer	0	.70%	0	.68%	0	.78%	0	.75%	0	.69%
Total managed loans	0	.47%	0	.46%	0	.52%	0	.55%	0	.46%

        Managed consumer delinquencies include delinquencies related to indirect auto loans securitized. Total managed delinquencies as a percentage of total managed loans at June 30, 2003 were 0.47%, up from 0.46% a year ago and 0.46% at March 31, 2003. Delinquencies as a percentage of held loans at June 30, 2003 were 0.46%, up from 0.44% at June 30, 2002 and 0.45% at March 31, 2003. Indirect automobile delinquencies were down from a year ago, but up from the prior quarter, which was lower than the expected run-rate for this portfolio in the current economic conditions. While residential mortgage delinquencies increased from a year ago, the secured nature of these loans results in low levels of charge-offs in this portfolio. Other consumer delinquencies were down from a year ago, but up from the prior quarter due to increases in the secured lending portfolio in the current quarter.

TABLE 3 - NONPERFORMING ASSETS

($ in thousands)	June 30 2003	March 31 2003	Dec. 31 2002	Sept. 30 2002	June 30 2002

Nonaccrual loans:
Commercial	$ 17,587	$ 12,115	$ 15,905	$ 16,133	$ 20,941
Small business	26,921	28,514	28,668	32,481	32,274
Consumer
Residential mortgage	10,872	9,374	8,554	8,651	8,979
Other consumer	1,822	1,975	1,753	1,619	1,214

Total nonperforming loans	57,202	51,978	54,880	58,884	63,408

Foreclosed assets	6,981	6,671	5,919	5,470	6,406
Excess bank-owned property	481	902	902	978	978

Total nonperforming assets	$ 64,664	$ 59,551	$ 61,701	$ 65,332	$ 70,792

Reserve for loan losses	$ 213,153	$ 212,882	$ 212,765	$ 212,343	$ 212,343
Nonperforming loan ratio:
Commercial loans	0.60%	0.42%	0.55%	0.58%	0.73%
Small business loans	1.05%	1.14%	1.14%	1.28%	1.29%
Consumer loans
Residential mortgage	0.36%	0.32%	0.29%	0.28%	0.29%
Other consumer	0.05%	0.06%	0.06%	0.05%	0.04%
Total consumer	0.20%	0.18%	0.17%	0.17%	0.17%
Total loans	0.48%	0.45%	0.48%	0.52%	0.56%
Nonperforming asset ratio	0.55%	0.52%	0.54%	0.57%	0.62%
Reserve for loan losses as a
percentage of nonperforming loans	372.63%	409.56%	387.69%	360.61%	334.88%

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $57.2 million at June 30, 2003, down from $63.4 million at June 30, 2002 and up from $52.0 million at March 31, 2003. Commercial and small business nonperforming loans declined from June 30, 2002 as a result of payments, charge offs, and other reductions which more than offset new additions. The increase in commercial nonperforming loans from the prior quarter included the addition of a $10.5 million loan to a local private company. This increase in commercial nonperforming loans was partially offset by payments and charge-offs. Residential mortgage consumer nonperforming loans increased from the prior year and the prior quarter, however no significant losses are expected in this portfolio due to the secured nature of these loans.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $7.0 million at June 30, 2003, up $0.6 million from a year earlier and up $0.3 million from March 31, 2003. Excess bank-owned property at June 30, 2003 was down $0.5 million from June 30, 2002, and down $0.4 million from March 31, 2003.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At June 30, 2003 the Company’s nonperforming asset ratio was 0.55%, down from 0.62% at June 30, 2002 and up from 0.52% at March 31, 2003.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the past five quarters are set forth in Table 3.

        At June 30, 2003 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $44.5 million. The related portion of the reserve for loan losses was $5.9 million. The comparable amounts at June 30, 2002 were $53.2 million and $4.6 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $22.7 million were added to nonperforming loans during the second quarter of 2003, up from $14.3 million in the prior quarter. These inflows were led by additions of $10.8 million in the commercial portfolio and $7.1 million in the small business portfolio. These inflows were partially offset by charge offs and payments which reduced nonperforming loans by $13.9 million. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2003		2002

($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Nonperforming loans
at beginning of period	$ 51,978	$ 54,880	$ 58,884	$ 63,408	$ 72,142
Additions	22,672	14,288	11,377	12,591	9,725
Charge-offs, gross	(3,760)	(5,811)	(2,675)	(8,044)	(7,059)
Transfers to foreclosed assets	(2,183)	(2,217)	(2,509)	(1,741)	(1,749)
Returns to performing status	(1,357)	(1,000)	(642)	(950)	(580)
Payments	(10,148)	(5,868)	(8,929)	(6,335)	(8,685)
Sales	--	(2,294)	(626)	(45)	(386)

Nonperforming loans
at end of period	$ 57,202	$ 51,978	$ 54,880	$ 58,884	$ 63,408

        In addition to the nonperforming loans discussed above, other commercial and small business loans that are subject to potential future classification as nonperforming or past due 90 days and still accruing totaled $29.4 million at June 30, 2003.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $13.0 million provision for loan losses in the second quarter of 2003 compared to $20.0 million in the second quarter of 2002, and $17.8 million in the prior quarter.

        Net charge-offs totaled $12.7 million in the second quarter of 2003 compared to $12.9 million in the second quarter of 2002 and $17.6 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.44% in the second quarter of 2003, down from 0.46% in the second quarter of 2002, and 0.61% in the first quarter of 2003. The commercial portfolio had a net recovery of $0.2 million in the second quarter of 2003 compared with net charge-offs of $0.8 million in the same period of 2002, and $2.7 million in the first quarter of 2003. The prior year’s quarter included a recovery of $2.2 million on a previously charged off loan. Net charge-offs of $4.2 million in the small business portfolio for the second quarter of 2003 decreased from $5.5 million in the second quarter of 2002, and $4.4 million in the first quarter of 2003. Small business net charge-offs in the current quarter include $1.0 million of net charge-offs related to the factoring portfolio, a business unit which the Company is in the process of exiting. Consumer net charge-offs of $8.7 million in the second quarter of 2003 increased from $6.6 million in the second quarter of 2002 and decreased from $10.6 million in the prior quarter. The current quarter’s net charge-offs reflect lower levels of repossessions related to the indirect automobile portfolio than in prior quarters. It is considered unlikely that this low level is sustainable and therefore net charge-offs are expected to increase from the current level in subsequent quarters.

        The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves (based on historical loss factors) and an unallocated reserve for exposures arising from factors which are not addressed by the general and specific reserves.

        The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk ratings and possible over- or under-allocations of specific reserves. As part of the evaluation of the unallocated reserve, management also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, management considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact the credit quality and collectibility of the loan portfolio also impact the unallocated reserve levels. The results of reviews performed by internal and external examiners are also considered.

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

        There were no significant changes in the composition of the loan portfolio from the second quarter of 2002 except as previously discussed. The Company continued to proactively manage its exposure to credit risk in the second quarter of 2003. The reserve coverage of total loans at June 30, 2003 was virtually unchanged from the prior quarter and from a year ago. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating and credit evaluation systems and based on consistent application of the Company’s reserve methodology.

        The basic assumptions and methodologies used in allocating the reserve were unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to the commercial portfolio were relatively unchanged from the prior quarter and declined from a year ago. The allocations to the consumer portfolio increased for the quarter and from a year ago in line with recent higher losses experienced in this portfolio. The allocations to the small business portfolio were virtually unchanged from the first quarter of 2003 and modestly increased from a year ago. The unallocated reserves decreased from the prior quarter and a year ago offsetting the increase in the allocation to the consumer portfolio. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the loan portfolio.

        The reserve coverage of annualized net charge-offs was 419% at June 30, 2003 compared to 302% at March 31, 2003 and 412% at June 30, 2002. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2003			2002

($ in thousands)	Second Quarter		First Quarter	Fourth Quarter		Third Quarter	Second Quarter

Balance at beginning of period	$ 212,882		$ 212,765	$ 212,343		$ 212,343	$ 205,237
Loans charged off:
Commercial	(841)		(3,245)	--		(3,400)	(3,261)
Small business	(5,245)		(5,790)	(5,864)		(7,257)	(6,780)
Consumer:
Residential mortgage	(747)		(1,031)	(733)		(772)	(852)
Indirect	(6,445)		(7,789)	(6,968)		(6,715)	(5,314)
Other consumer	(3,144)		(3,350)	(3,938)		(3,779)	(2,907)
Recoveries:
Commercial	1,085		541	160		339	2,441
Small business	1,012		1,425	1,026		1,261	1,298
Consumer:
Residential mortgage	108		89	69		224	156
Indirect	856		892	1,055		1,283	1,517
Other consumer	632		625	615		691	808

Net loans charged off	(12,729)		(17,633)	(14,578)		(18,125)	(12,894)
Provision for loan losses	13,000		17,750	15,000		18,125	20,000

Balance at end of period	$ 213,153		$ 212,882	$ 212,765		$ 212,343	$ 212,343

Reserve for loan losses
as a percentage of loans	1.80%		1.84%	1.85%		1.86%	1.87%
Annualized net charge-offs as a
percentage of average loans:
Commercial	(0.03	) %	0.38%	(0.02	) %	0.44%	0.12%
Small business	0.67%		0.70%	0.76%		0.95%	0.89%
Consumer:
Residential mortgage	0.08%		0.13%	0.09%		0.07%	0.09%
Indirect	1.07%		1.37%	1.24%		1.23%	0.90%
Other consumer	0.83%		0.92%	1.14%		1.07%	0.76%
Total consumer	0.55%		0.69%	0.65%		0.60%	0.45%
Total loans	0.44%		0.61%	0.51%		0.64%	0.46%

        The reserve for loan losses totaled $213.2 million, or 1.80% of total loans at June 30, 2003, compared to $212.3 million, or 1.87% of total loans at June 30, 2002 and $212.9 million, or 1.84% of total loans at March 31, 2003. The reserve for loan losses as a percentage of nonperforming loans was 373% at June 30, 2003, compared to 335% at June 30, 2002 and 410% at March 31, 2003. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy for 2003 predict continued weak economic conditions as a result of continued slow demand and weak investor confidence with the potential for modest strengthening of the economy as the year progresses. The Company will continue to evaluate these trends and their impact on credit quality and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $13.7 billion in the second quarter of 2003, an $828.5 million (6%) increase from the second quarter of 2002. For the first six months of 2003 compared to the same period in 2002, average deposits increased $763.7 million (6%) to $13.5 billion. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	Second Quarter 2003		First Quarter 2003		Second Quarter 2002

($ in millions)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits

Noninterest-bearing	$2,909.0	21.3%	$2,693.0	20.1%	$2,417.7	18.8%
NOW accounts	404.5	3.0	399.0	3.0	321.8	2.5
Money market deposit accounts	3,080.9	22.6	2,961.9	22.1	2,544.9	19.8
Savings accounts	2,546.4	18.6	2,580.6	19.3	2,623.8	20.5
Other consumer time deposits	2,335.4	17.1	2,392.8	17.8	2,557.2	19.9

Total core deposits	11,276.2	82.6	11,027.3	82.3	10,465.4	81.5

Public fund certificates of
deposit of $100,000 or more	905.4	6.6	916.3	6.8	955.8	7.5
Certificates of deposit of
$100,000 or more	930.3	6.8	929.0	6.9	872.4	6.8
Foreign time deposits	551.2	4.0	530.3	4.0	541.0	4.2

Total deposits	$13,663.1	100.0%	$13,402.9	100.0%	$12,834.6	100.0%

        Average core deposits totaled $11.3 billion in the second quarter of 2003, an $810.8 million (8%) increase from the second quarter of 2002. Average noninterest-bearing deposits grew $491.3 million and average savings deposits decreased $77.4 million in the second quarter of 2003 compared to the second quarter of 2002. NOW account average balances were up $82.7 million and average money market deposit accounts were up $536.0 million in the second quarter of 2003 compared to the second quarter of 2002. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $761.2 million and average money market deposit accounts were down $142.5 million. Contributing to the increase in average noninterest-bearing deposits was an increase in mortgage-related demand deposits as a result of the high level of refinancing activity. Increases in average noninterest-bearing and NOW account balances also resulted from the introduction and marketing of Hibernia’s Completely Free CheckingSM program, discussed below. Average consumer time deposits decreased $221.8 million in the second quarter of 2003 compared to the second quarter of 2002. The decrease in consumer time deposits was primarily the result of the movement of longer-term deposits into more liquid deposit products as interest rates remained low in 2003.

        In March 2002, Hibernia launched a high performance checking campaign, a simplified consumer-checking program that includes Hibernia’s Completely Free CheckingSM product. This program offers gifts to customers who open new personal checking accounts or refer prospects who then open new personal checking accounts. Following the successful introduction of the free checking program for consumers, Hibernia launched Completely Free Small Business CheckingSM in August of 2002. The Completely Free Small Business CheckingSM program, much like the consumer version, eliminates monthly cycle service charges, offers free gifts for new accounts and buys back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These programs include extensive advertising and marketing that continue today and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. These programs continue to substantially increase the number of new account openings, with new consumer checking account openings for the year up more than 14% and new small business checking account openings for the year up more than 59% when compared to the same period last year. The high performance checking products are anticipated to continue to grow core deposits in 2003 and beyond.

        Average noncore deposits were up $17.7 million from the second quarter of 2002 to $2.4 billion or 17% of total deposits. Average large denomination certificates of deposit increased $7.5 million compared to the second quarter of 2002. Average foreign time deposits increased $10.2 million from second quarter 2002.

        Total deposits at June 30, 2003 were $13.7 billion, up $919.5 million (7%) from June 30, 2002. Total noninterest-bearing deposits at June 30, 2003 were $3.1 billion, up $667.3 million (28%) from June 30, 2002. Contributing to this increase in noninterest-bearing deposits was a 185% increase in mortgage demand deposit account balances in second quarter 2003 compared to a year ago.

BORROWINGS

        Average borrowings — which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; and Federal Home Loan Bank (FHLB) advances – increased $168.4 million (10%) to $1.9 billion for the second quarter of 2003 compared to the second quarter of 2002. For the first six months of 2003 compared to the first six months of 2002, average borrowings increased $84.5 million (5%) to $1.8 billion. This increase in borrowings is due to increased FHLB advances in anticipation of future loan growth. Borrowings at June 30, 2003, totaled $2.1 billion, up 25% from a year ago.

        Average FHLB advances for the second quarter of 2003 totaled $1.2 billion, up from $1.0 billion in the second quarter of 2002. FHLB advances at June 30, 2003 were $1.4 billion, up $359.4 million (34%) compared to $1.0 billion at June 30, 2002. The increase results from the funding of advances in June 2003, totaling $200 million and additional advances in January 2003 and December 2002, each totaling $100 million. These advances were partially offset by the maturity of a $40 million advance in September 2002.

        The FHLB may demand payment of $400 million in callable advances at quarterly intervals. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

        Of the FHLB advances outstanding at June 30, 2003 and 2002, $1.0 billion and $640 million, respectively, accrue interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate debt by entering into interest rate swap agreements. These interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay fixed rates. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The Company had interest rate swap agreements with notional amounts of $700 million and $600 million at June 30, 2003 and 2002, respectively. The estimated negative fair value of these interest rate swap agreements totaled $34.8 million and $22.2 million at June 30, 2003 and 2002, respectively, and are recorded on the balance sheet as liabilities, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreements are accrued monthly and effectively convert the hedged FHLB advances from variable to fixed rates.

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

        Hibernia routinely runs various interest rate scenarios in order to measure and control the impact on earnings of changes in interest rates. The Company develops scenarios to simulate immediate and sustained parallel interest rate shocks and compares the resulting net interest income to the results of a flat rate scenario. Policy limits the after tax changes in net interest income to 15% of projected 12-month net income. Based on the results of a simulation of a 200-basis-point increase in interest rates at June 30, 2003, the Company would expect an increase in after-tax net interest income of $14.7 million. In the event of a 100-basis-point decrease (utilized in place of a 200-basis-point drop scenario due to the current low interest rate environment) after-tax net interest income would decrease $27.2 million. This projected decline in net interest income results from the limited flexibility to further reduce rates on interest-bearing liabilities, in the current low interest rate environment, should rates continue to decline. Results of both scenarios are within the limits of Hibernia’s policy objective. In addition, the Company projects an increase in after-tax net interest income of $2.1 million and a decrease of $7.2 million if interest rates gradually increase or decrease, respectively, by 100 basis points over the next year.

        Based on the results of the simulation models at June 30, 2002, the Company would have expected an increase in after-tax net interest income of $1.2 million in the event of an immediate and sustained 200-basis point parallel interest rate increase, and a decrease in after-tax net interest income of $2.4 million in the event of an immediate and sustained 100-basis point parallel interest rate decrease (utilized in place of a 200-basis-point drop scenario due to the low interest rate environment experienced in 2002). At June 30, 2002, the Company projected a decrease in after-tax net interest income of $1.2 million and an increase of $0.3 million if interest rates gradually increased or decreased, respectively, by 100 basis points over the next year.

        The level of interest rates also affects the prepayment assumptions used in the valuation of mortgage servicing rights. As an indication of the sensitivity of the fair value of mortgage-servicing rights, at June 30, 2003, an immediate 10% and 25% adverse change in the prepayment speed assumptions would decrease after-tax net income by $5.7 million and $9.6 million, respectively. At June 30, 2003, an immediate 10% and 25% adverse change in the discount rate assumptions would decrease after-tax net income by $0.2 million and $1.1 million, respectively. These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of mortgage servicing rights is calculated without changing any other assumptions; in actuality, changes of one factor may result in changes in another which could magnify or counteract the sensitivities.

        On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts, and forward sales contracts, to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on its own behalf and for customers.

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $432.1 million and an estimated negative fair value of $9.9 million were designated as fair value hedges at June 30, 2003. The related hedged mortgage loans held for sale had a principal balance of $432.1 million and were increased by a positive change in fair value of $9.9 million at June 30, 2003, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At June 30, 2003 interest rate lock commitments had a notional amount of $922.3 million with a positive fair value of $8.5 million. The related forward sales contracts had a notional amount of $922.3 million and a negative fair value of $7.4 million at June 30, 2003.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are ordinarily established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $2.0 billion at June 30, 2003, with positive fair values of $50.2 million and negative fair values of $45.8 million.

        Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $7.0 million at June 30, 2003, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $700 million. The estimated negative fair value of derivative financial instruments designated as cash flow hedges totaled $34.8 million at June 30, 2003.

RESULTS OF OPERATIONS:

NET INTEREST INCOME

        Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the second quarter of 2003 totaled $175.5 million, a $1.3 million decrease from the second quarter of 2002. Taxable-equivalent net interest income for the first six months of 2003 totaled $349.1 million, an $0.8 million decrease from the first six months of 2002.

        The decrease in net interest income for the second quarter of 2003 from the second quarter of 2002 reflects the yields on interest-earning assets decreasing more than the rates on interest-bearing liabilities. The average yield on earning assets declined 84 basis points while the average cost on interest-bearing liabilities decreased 58 basis points from the second quarter of 2002 to the same period in 2003. The decreases in the Company’s earning asset yields were caused by the continued downward repricing of loans and the decreasing yields on the investment portfolio as higher rate securities pay down or mature and are replaced by lower-yielding securities in this current low interest rate environment.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2003				2002

(Percentage of average balances)	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter

Commercial loans	17	.6%	17	.9%	18	.0%	18	.5%	18	.8%
Small business loans	15.5		15.7		16.3		16.6		16.2
Consumer loans	38.7		38.8		39.5		39.7		38.6

Total loans	71.8		72.4		73.8		74.8		73.6

Securities available for sale	23.3		21.8		19.8		20.2		20.5
Securities held to maturity	0.7		0.8		1.1		1.3		1.4

Total securities	24.0		22.6		20.9		21.5		21.9

Short-term investments	0.9		2.4		1.9		1.2		2.3
Mortgage loans held for sale	3.3		2.6		3.4		2.5		2.2

Total interest-earning assets	100	.0%	100	.0%	100	.0%	100	.0%	100	.0%

        The net interest margin was 4.32% for the second quarter of 2003, a decrease of 34 basis points from the second quarter of 2002 and 10 basis points from the first quarter of 2003. The decrease in the net interest margin from the second quarter of 2002 reflects a decline in interest rates, the increased rate of prepayments on mortgage-backed securities and the replacement of maturing securities with lower-yielding instruments due to the current rate environment.

        Management expects additional margin compression in the second half of 2003 as a result of continued repricing and the sale of approximately $430 million of earning assets during second quarter 2003.

        Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2003				2002

	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter

Yield on earning assets	5	.74%	5	.93%	6	.25%	6	.66%	6	.58%
Rate on interest-bearing liabilities	1.83		1.93		2.12		2.33		2.41

Net interest spread	3.91		4.00		4.13		4.33		4.17
Contribution of
noninterest-bearing funds	0.41		0.42		0.47		0.49		0.49

Net interest margin	4	.32%	4	.42%	4	.60%	4	.82%	4	.66%

Noninterest-bearing funds
supporting earning assets	22	.58%	21	.56%	22	.24%	21	.09%	20	.36%

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 2003 and the first quarter of 2003 and between the second quarter of 2003 and the second quarter of 2002. The analysis of Consolidated Average Balances, Interest and Rates on pages 30 and 31 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended June 30, 2003, March 31, 2003 and June 30, 2002 and the first six months of 2003 and 2002.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	Second Quarter 2003 Compared to:

	First Quarter 2003			Second Quarter 2002

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent interest earned on:
Commercial loans	$ 233	$ 200	$ 433	$ (73)	$ (4,519)	$ (4,592)
Small business loans	503	(935)	(432)	960	(5,566)	(4,606)
Consumer loans	2,896	(2,238)	658	8,398	(11,623)	(3,225)

Loans	3,632	(2,973)	659	9,285	(21,708)	(12,423)

Securities available for sale	3,873	(4,337)	(464)	8,219	(10,459)	(2,240)
Securities held to maturity	(325)	(39)	(364)	(1,481)	(242)	(1,723)

Securities	3,548	(4,376)	(828)	6,738	(10,701)	(3,963)

Short-term investments	(1,048)	345	(703)	(1,028)	(367)	(1,395)
Mortgage loans held for sale	1,665	(202)	1,463	2,936	(1,540)	1,396

Total	7,797	(7,206)	591	17,931	(34,316)	(16,385)

Interest paid on:
NOW accounts	11	64	75	215	(352)	(137)
Money market deposit accounts	234	171	405	1,309	(2,269)	(960)
Savings accounts	(72)	(314)	(386)	(240)	(2,990)	(3,230)
Other consumer time deposits	(434)	(689)	(1,123)	(2,003)	(5,423)	(7,426)
Public fund certificates of
deposit of $100,000 or more	(51)	(372)	(423)	(289)	(1,570)	(1,859)
Certificates of deposit
of $100,000 or more	10	(235)	(225)	518	(1,824)	(1,306)
Foreign deposits	59	(90)	(31)	38	(604)	(566)
Federal funds purchased	266	27	293	315	(80)	235
Repurchase agreements	39	(99)	(60)	(349)	(524)	(873)
Federal Home Loan Bank advances	260	(143)	117	2,086	(1,058)	1,028

Total	322	(1,680)	(1,358)	1,600	(16,694)	(15,094)

Taxable-equivalent net interest income	$ 7,475	$ (5,526)	$ 1,949	$ 16,331	$ (17,622)	$ (1,291)

(1)	Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Second Quarter 2003			First Quarter 2003

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,857.7	$ 32,546	4.57%	$ 2,837.1	$ 32,113	4.59%
Small business loans	2,519.6	41,131	6.55	2,489.3	41,563	6.77
Consumer loans	6,309.6	110,844	7.04	6,146.3	110,186	7.25

Total loans (2)	11,686.9	184,521	6.33	11,472.7	183,862	6.49

Securities available for sale	3,800.5	39,606	4.17	3,449.1	40,070	4.65
Securities held to maturity	106.6	1,434	5.38	130.6	1,798	5.51

Total securities	3,907.1	41,040	4.20	3,579.7	41,868	4.68

Short-term investments	142.6	674	1.90	383.7	1,377	1.46
Mortgage loans held for sale	546.8	6,942	5.08	416.2	5,479	5.27

Total interest-earning assets	16,283.4	$ 233,177	5.74%	15,852.3	$ 232,586	5.93%

Reserve for loan losses	(214.2)			(212.9)
Noninterest-earning assets:
Cash and due from banks	596.8			597.3
Trade-date securities available for sale	109.9			378.6
Other assets	886.0			845.1

Total noninterest-earning assets	1,592.7			1,821.0

Total assets	$ 17,661.9			$ 17,460.4

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 404.5	$ 838	0.83%	$ 399.0	$ 763	0.78%
Money market deposit accounts	3,080.9	6,113	0.80	2,961.9	5,708	0.78
Savings accounts	2,546.4	5,131	0.81	2,580.6	5,517	0.87
Other consumer time deposits	2,335.4	17,227	2.96	2,392.8	18,350	3.11
Public fund certificates of deposit
of $100,000 or more	905.4	3,871	1.71	916.3	4,294	1.90
Certificates of deposit of $100,000 or more	930.3	6,930	2.99	929.0	7,155	3.12
Foreign time deposits	551.2	1,502	1.09	530.3	1,533	1.17

Total interest-bearing deposits	10,754.1	41,612	1.55	10,709.9	43,320	1.64

Short-term borrowings:
Federal funds purchased	155.4	451	1.17	62.3	158	1.03
Repurchase agreements	482.3	1,282	1.07	468.3	1,342	1.16
Federal Home Loan Bank advances	1,215.2	14,324	4.73	1,193.3	14,207	4.83

Total interest-bearing liabilities	12,607.0	$ 57,669	1.83%	12,433.8	$ 59,027	1.93%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,909.0			2,693.0
Other liabilities	423.9			635.1

Total noninterest-bearing liabilities	3,332.9			3,328.1

Total shareholders' equity	1,722.0			1,698.5

Total liabilities and shareholders' equity	$ 17,661.9			$ 17,460.4

SPREAD AND NET YIELD
Interest rate spread			3.91%			4.00%
Cost of funds supporting interest-earning assets			1.42%			1.51%
Net interest income/margin		$ 175,508	4.32%		$ 173,559	4.42%

(1)     Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Second Quarter 2002

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,863.3	$ 37,138	5.20%
Small business loans	2,466.9	45,737	7.44
Consumer loans	5,858.9	114,069	7.80

Total loans (2)	11,189.1	196,944	7.06

Securities available for sale	3,112.4	41,846	5.38
Securities held to maturity	215.2	3,157	5.87

Total securities	3,327.6	45,003	5.41

Short-term investments	345.9	2,069	2.40
Mortgage loans held for sale	333.4	5,546	6.65

Total interest-earning assets	15,196.0	$ 249,562	6.58%

Reserve for loan losses	(211.2)
Noninterest-earning assets:
Cash and due from banks	517.6
Trade-date securities available for sale	107.3
Other assets	813.7

Total noninterest-earning assets	1,438.6

Total assets	$ 16,423.4

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 321.8	$ 975	1.22%
Money market deposit accounts	2,544.9	7,073	1.11
Savings accounts	2,623.8	8,361	1.28
Other consumer time deposits	2,557.2	24,653	3.87
Public fund certificates of deposit
of $100,000 or more	955.8	5,730	2.40
Certificates of deposit of $100,000 or more	872.4	8,236	3.79
Foreign time deposits	541.0	2,068	1.53

Total interest-bearing deposits	10,416.9	57,096	2.20

Short-term borrowings:
Federal funds purchased	52.4	216	1.66
Repurchase agreements	589.4	2,155	1.47
Federal Home Loan Bank advances	1,042.7	13,296	5.11

Total interest-bearing liabilities	12,101.4	$ 72,763	2.41%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,417.7
Other liabilities	301.6

Total noninterest-bearing liabilities	2,719.3

Total shareholders' equity	1,602.7

Total liabilities and shareholders' equity	$ 16,423.4

SPREAD AND NET YIELD
Interest rate spread			4.17%
Cost of funds supporting interest-earning assets			1.92%
Net interest income/margin		$ 176,799	4.66%

(1)     Based on the statutory income tax rate of 35%.
(2)     Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,847.5	$ 64,660	4.58%	$ 2,884.0	$ 74,606	5.22%
Small business loans	2,504.6	82,693	6.66	2,466.7	92,255	7.55
Consumer loans	6,228.4	221,030	7.15	5,810.9	225,903	7.83

Total loans (2)	11,580.5	368,383	6.41	11,161.6	392,764	7.09

Securities available for sale	3,625.8	79,676	4.40	3,094.2	83,995	5.43
Securities held to maturity	118.5	3,232	5.45	226.6	6,658	5.88

Total securities	3,744.3	82,908	4.43	3,320.8	90,653	5.46

Short-term investments	262.5	2,051	1.58	305.3	3,604	2.38
Mortgage loans held for sale	481.9	12,421	5.16	339.6	10,977	6.47

Total interest-earning assets	16,069.2	$ 465,763	5.83%	15,127.3	$ 497,998	6.62%

Reserve for loan losses	(213.6)			(205.4)
Noninterest-earning assets:
Cash and due from banks	597.0			538.3
Trade-date securities available for sale	243.5			135.5
Other assets	865.6			805.0

Total noninterest-earning assets	1,706.1			1,478.8

Total assets	$ 17,561.7			$ 16,400.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 401.8	$ 1,601	0.80%	$ 346.6	$ 2,193	1.28%
Money market deposit accounts	3,021.7	11,822	0.79	2,525.7	14,122	1.13
Savings accounts	2,563.4	10,647	0.84	2,651.0	17,276	1.31
Other consumer time deposits	2,363.9	35,577	3.03	2,556.4	51,082	4.03
Public fund certificates of deposit
of $100,000 or more	910.8	8,165	1.81	896.6	10,974	2.47
Certificates of deposit of $100,000 or more	929.7	14,085	3.06	856.0	16,706	3.94
Foreign time deposits	540.8	3,035	1.13	551.0	4,287	1.57

Total interest-bearing deposits	10,732.1	84,932	1.60	10,383.3	116,640	2.27

Short-term borrowings:
Federal funds purchased	109.1	609	1.13	85.6	652	1.54
Repurchase agreements	475.3	2,624	1.11	575.9	4,265	1.49
Federal Home Loan Bank advances	1,204.3	28,531	4.78	1,042.7	26,527	5.13

Total interest-bearing liabilities	12,520.8	$ 116,696	1.88%	12,087.5	$ 148,084	2.47%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,801.6			2,386.7
Other liabilities	529.0			332.1

Total noninterest-bearing liabilities	3,330.6			2,718.8

Total shareholders' equity	1,710.3			1,594.4

Total liabilities and shareholders' equity	$ 17,561.7			$ 16,400.7

SPREAD AND NET YIELD
Interest rate spread			3.95%			4.15%
Cost of funds supporting interest-earning assets			1.46%			1.97%
Net interest income/margin		$ 349,067	4.37%		$ 349,914	4.65%

(1)     Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the second quarter of 2003 was $76.7 million compared to $76.8 million in the same period of 2002. For the first six months of 2003 compared to the same period in 2002, noninterest income was down $7.2 million (5%) to $149.1 million. The major categories of noninterest income for the three and six months ended June 30, 2003 and 2002 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended			Six Months Ended

($ in thousands)	June 30 2003	June 30 2002	Percentage Increase (Decrease)	June 30 2003	June 30 2002	Percentage Increase (Decrease)

Service charges on deposits	$ 38,394	$ 34,051	13%	$ 74,255	$ 65,715	13%
Card-related fees	12,651	9,980	27	23,727	18,769	26
Mortgage banking:
Mortgage loan origination and servicing fees	9,286	8,689	7	18,684	16,875	11
Amortization of mortgage servicing rights	(14,350)	(5,519)	160	(26,454)	(10,674)	148
Provision for temporary impairment of
mortgage servicing rights	(28,000)	(1,700)	N/M	(42,500)	(1,700)	N/M
Gain on sales of mortgage loans	19,143	3,886	393	31,406	12,100	160

Total mortgage banking	(13,921)	5,356	(360)	(18,864)	16,601	(214)

Retail investment fees	7,142	8,171	(13)	13,662	16,260	(16)
Trust fees	5,556	6,331	(12)	11,624	12,674	(8)
Insurance	4,573	3,929	16	9,327	7,988	17
Investment banking	3,614	5,763	(37)	6,445	8,759	(26)
Other service, collection and exchange charges	4,918	5,086	(3)	9,938	10,270	(3)
Other operating income:
Mortgage loan derivative income	10	23	(57)	508	142	258
Derivative income from interest rate contracts	814	572	42	1,474	981	50
Other income	2,718	4,075	(33)	6,842	8,185	(16)

Total other operating income	3,542	4,670	(24)	8,824	9,308	(5)

Securities gains (losses), net	10,191	(6,563)	255	10,200	(9,971)	202

Total noninterest income	$ 76,660	$ 76,774	-%	$ 149,138	$ 156,373	(5	) %

        Service charges on deposits increased $4.3 million (13%) for the second quarter and $8.5 million (13%) for the first six months of 2003 over the comparable periods in 2002. This change was the result of growth in transaction-based fees due to an increased number of accounts resulting from the high performance checking campaigns launched in 2002 and increased account related fees. Fees from treasury management products and services also increased compared to the prior year. These increases were partially offset by declines in fees as a result of new deposit products featuring no service charges.

        Card-related fees increased $2.7 million (27%) for the second quarter and $5.0 million (26%) for the first six months of 2003 over the same periods in 2002. These increases resulted from fees generated by Hibernia’s debit and credit cards and annual card fees from the consumer and small business high performance checking campaigns launched in 2002.

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

        Total mortgage banking decreased $19.3 million (360%) in the second quarter and $35.5 million (214%) for the first six months of 2003 compared to the same periods in 2002.

        Mortgage loan origination and servicing fees increased $0.6 million (7%) in the second quarter and $1.8 million (11%) for the first six months of 2003 compared to the same periods in 2002. The increase in these mortgage fees resulted from increased mortgage activity due to favorable interest rates during the second quarter of 2003. In the second quarter of 2003, Hibernia originated $2.1 billion in residential first mortgages compared to $1.1 billion in the second quarter of 2002. The volume of mortgage loans serviced for third parties increased to $9.8 billion at June 30, 2003 compared to $8.0 billion at June 30, 2002.

        Amortization of mortgage servicing rights, a non-cash expense, increased $8.8 million (160%) to $14.4 million in the second quarter and $15.8 million (148%) to $26.5 million for the first six months of 2003 from the same periods in 2002. The increase is the result of increased assumed future prepayments and a higher volume of mortgage loans serviced. A $28.0 million non-cash expense for temporary impairment for mortgage servicing rights was recorded in the second quarter of 2003. The year-to-date charge totaled $42.5 million. The provision for temporary impairment of mortgage servicing rights totaled $1.7 million for the second quarter and first six months of 2002. These non-cash provisions are due to increases in the actual and expected speed of mortgage loan prepayments resulting from the low interest rate environment. In the second quarter of 2003, the Company reclassified $19.9 million of mortgage servicing rights impairment from temporary to permanent, which reduced the impairment reserve and the mortgage servicing rights balance. At June 30, 2003, the impairment reserve totaled $61.1 million. Future increases in interest rates and/or slower than expected prepayment speeds could result in a reversal of the temporary impairment reserve. Conversely, future decreases in interest rates and/or faster than expected prepayment speeds could necessitate an increase in the temporary impairment reserve and could result in additional permanent impairment.

        Amortization of mortgage servicing rights and the provision for temporary impairment of mortgage servicing rights are calculated using the present value of expected future cash flows. This cash flow analysis is performed using various assumptions including estimated and future prepayment speeds, discount rates and servicing costs. The Company uses national prepayment speed assumptions and adjusts these assumptions to approximate actual prepayment behavior of its own portfolio with information obtained from an independent third party. Table 11 provides selected third party mortgage servicing portfolio data for the most recent five quarters.

TABLE 11 - THIRD PARTY MORTGAGE SERVICING PORTFOLIO DATA

	2003				2002

($ in thousands)	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter

Third party servicing portfolio	$ 9,810,180		$ 9,370,907		$ 8,971,247		$ 8,476,363		$ 8,031,779
Weighted average annual note rate	6.37%		6.56%		6.80%		6.87%		6.91%
Capitalized mortgage servicing rights, net	$ 88,439		$ 106,610		$ 114,403		$ 109,414		$ 113,223
Mortgage servicing rights as a percentage
of servicing portfolio	0.90%		1.14%		1.28%		1.29%		1.41%
Average annual servicing fee (basis points)	27.7		27.8		28.0		28.1		28.2
Mortgage servicing rights as a multiple
of average annual servicing fee	3.25	x	4.09	x	4.55	x	4.59	x	5.00	x
Weighted average annual
constant prepayment rate	35.2%		29.1%		26.0%		19.9%		14.3%
Weighted average annual discount rate	9.3%		9.3%		9.3%		9.9%		9.9%
Weighted average life (months)	33		39		44		58		78

        In measuring the impairment of mortgage servicing rights, loans in Hibernia’s servicing portfolio are grouped in tranches stratified on the basis of certain risk characteristics, including loan type, rate type (fixed vs. adjustable) and interest rate. Impairment is measured by estimating the fair value of each tranche. An impairment allowance for a tranche is recorded when, and in the amount by which, its fair value is less that its carrying value. Table 12 details the stratification of mortgage servicing rights, including the related prepayment speed assumptions, at June 30, 2003.

TABLE 12 - STRATIFICATION OF MORTGAGE SERVICING RIGHTS

($ in thousands)	June 30, 2003

						Weighted Average
				Estimated	Weighted	Annual Constant
		Gross	Impairment	Fair	Average	Prepayment
Loan type	Rate Band	Book Value	Reserve	Value	Life (months)	Rate

Adjustable	All loans	$1,489	$(209)	$1,280	39	26.5%
Conventional	6.75% and lower	96,918	(34,945)	61,973	37	32.9%
Conventional	6.76% to 8.25%	33,380	(19,084)	14,296	22	44.4%
Conventional	8.26% and higher	546	(86)	460	27	33.5%
Governmental	6.75% and lower	6,478	(1,593)	4,885	41	29.4%
Governmental	6.76% to 8.25%	10,023	(4,983)	5,040	26	37.6%
Governmental	8.26% and higher	677	(172)	505	31	31.1%

		$149,511	$(61,072)	$88,439	33	35.2%

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

TABLE 13 - SENSITIVITY ANALYSIS OF MORTGAGE SERVICING RIGHTS

($ in thousands)	June 30, 2003

Fair value of mortgage servicing rights	$88,439
Weighted average life (months)	33
Weighted average annual constant prepayment rate assumption	35.2%
Weighted average annual discount rate	9.3%
Impact on fair value of 10% adverse change in prepayment rate assumptions	$(8,703)
Impact on fair value of 25% adverse change in prepayment rate assumptions	$(14,819)
Impact on fair value of 10% adverse change in discount rate assumptions	$(353)
Impact on fair value of 25% adverse change in discount rate assumptions	$(1,643)

        Gain on sales of mortgage loans increased $15.3 million (393%) in the second quarter and $19.3 million (160%) for the first six months of 2003 compared to the same periods in 2002. Gains recorded in the second quarter of 2003 include a $5.3 million gain on loans sold from the mortgage portfolio. The remaining increases were due to the declining interest rate environment, resulting in an increase in fixed-rate loans, which are generally sold with servicing rights retained.

        Retail investment service fees decreased $1.0 million (13%) in the second quarter and $2.6 million (16%) for the first six months of 2003 over the comparable periods in 2002. The decrease was due to market conditions which resulted in a reduction in the sales of fixed annuities, mutual funds and discount brokerage services.

        Trust fees decreased $0.8 million (12%) in the second quarter and $1.1 million (8%) for the first six months of 2003 compared to the same periods in 2002. These decreases were due to fluctuations in stock market indices which directly affect trust account values and the associated asset management fees. To remain competitive in the marketplace, certain trust fees were also reduced in 2003.

        Hibernia National Bank manages mutual funds and, through a wholly-owned subsidiary, act as a broker in providing access to mutual funds and variable annuities, but does not underwrite annuitites. Through an insurance subsidary of Hibernia Corporation, the Company also provides access to fixed annuities. Income from the sale and servicing of mutual funds and annuities totaled $6.9 million for the second quarter and $13.1 million for the first six months of 2003, a decrease of $0.8 million (10%) from the second quarter of 2002 and a $2.3 million (15%) decrease from the first six months of 2002. These commissions and fees are included in retail investment and trust fees, discussed above.

        Fees from insurance increased $0.6 million (16%) in the second quarter and $1.3 million (17%) for the first six months of 2003 compared to the same periods in 2002. These increases were due to increased property and casualty commissions, as well as higher life and health commission income in 2003.

        Investment banking income decreased $2.1 million (37%) in the second quarter and $2.3 million (26%) for the first six months of 2003 compared to the same periods in 2002. These decreases were due to lower levels of commission income and decreased investment banking transactions in 2003, partially offset by an increase in corporate underwriting bond income of $1.1 million for the quarter and year.

        Other operating income decreased $1.1 million (24%) in the second quarter and $0.5 (5%) million for the first six months of 2003 compared to the same periods in 2002. The decrease in the second quarter 2003 compared to 2002 is due to losses on premises and equipment of $0.9 million resulting from the reduction in force and an $0.8 million accrual for residual value losses on the leased auto portfolio.

        Net securities gains totaled $10.2 million in the second quarter and for the first six months of 2003, compared to net securities losses of $6.6 million for the second quarter and $10.0 million for the first six months of 2002. The net securities gains in 2003 were due to net gains of $10.3 million, offset by the writedown for permanent impairment of private equity securities of $0.1 million for the quarter and year-to-date. Included in the gain is $9.9 million related to the sale of $293.7 million mortgage-backed and collateral mortgage obligation securities in June 2003. The losses in 2002 were due to writedowns for permanent impairment of private-equity investments totaling $7.1 million for the quarter and $10.6 million year-to-date, offset by net gains of $0.5 million for the quarter and $0.6 million year-to-date.

        The private-equity portfolio totaled $21.9 million at June 30, 2003, of which $14.4 million was energy-related. These investments are valued at current fair value as determined by the Company’s management. In establishing these values, the Company’s management considers, among other factors, the cost of the investment to the Company, developments since the acquisition of the investment, the financial condition and operating results of the investee, the long-term potential of the business of the investee, the quoted price of securities that are publicly traded, recent arm’s-length transactions involving similar securities, and expected initial public offering prices. On investments for which there is no public market, the Company, in making its valuations, has relied on financial data of the investees and, in many instances, on estimates by the Board of Directors and management of the investee companies as to the potential effect of future developments. Because of the inherent uncertainty in these valuations, those estimated fair values may differ significantly from the values that would have been derived had a ready market for the portfolio securities existed.

        While the Company does not plan any new direct private equity investments, there will be instances when additional funding of existing investments is required. The Company has current commitments for existing private-equity investments totaling $4.8 million and also anticipates additional funding of the energy-related investment ranging from $2.0 million to $3.0 million in 2003, based on a cash flow analysis from a third party consultant. For the six months ended June 30, 2003 and 2002, the Company funded $2.7 million and $3.0 million, respectively, to these existing private equity investments.

NONINTEREST EXPENSE

        For the second quarter of 2003, noninterest expense totaled $142.8 million, a $7.3 million (5%) increase from the second quarter of 2002. For the first six months of 2003 compared to the same period in 2002, noninterest expense was up $15.7 million (6%) to $282.9 million. Included in noninterest expense for the quarter and year-to-date is $5.2 million related to the reduction in force announced in April 2003. Noninterest expense for the three months and six months ended June 30, 2003 and 2002 is presented by major category in Table 14.

        Staff costs, which represent the largest component of noninterest expense, increased $4.7 million (6%) in the second quarter and $8.8 million (6%) for the first six months of 2003 as compared to the same periods a year ago. Included in these increases were non-recurring expenses associated with the workforce reduction in second-quarter 2003, which totaled $5.1 million. Additional factors attributable to these increases were annual wage increases, which contributed to the increase for the quarter and year-to-date, and higher medical insurance expense, which contributed to the year-to-date increase.

        Occupancy and equipment expenses increased $1.2 million (7%) to $18.1 million for the second quarter and $1.4 million (4%) to $35.4 million for the first six months of 2003 compared to the same periods in 2002. Occupancy and equipment costs were higher in 2003 due to increased depreciation, utilities and maintenance expenses.

        Data processing expenses increased $0.4 million (5%) to $8.9 million for the second quarter and $1.5 million (9%) to $18.3 million for the first six months of 2003 compared to the same periods in 2002. These increases are due to higher outside data processing expenses and increased software maintenance expenses in 2003 as compared to the year ago periods.

        Advertising and promotional expenses increased $0.4 million (8%) to $5.5 million for the second quarter and $2.0 million (20%) to $12.4 million for the first six months of 2003 compared to the same periods in 2002. The increases from the prior year were due to increased marketing expenses associated with the promotion of the high performance checking products.

        State taxes on equity increased $0.5 million (13%) for the second quarter and $1.0 million (14%) for the first six months of 2003 compared to the same periods of 2002, due to the Company’s increased level of equity.

TABLE 14 - NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended

($ in thousands)	June 30 2003	June 30 2002	Percentage Increase (Decrease)	June 30 2003	June 30 2002	Percentage Increase (Decrease)

Salaries	$ 65,550	$ 61,558	6%	$ 126,151	$ 119,661	5%
Benefits	12,695	11,943	6	26,700	24,398	9

Total staff costs	78,245	73,501	6	152,851	144,059	6

Occupancy, net	9,792	8,980	9	19,111	18,175	5
Equipment	8,352	7,994	4	16,281	15,843	3

Total occupancy and equipment	18,144	16,974	7	35,392	34,018	4

Data processing	8,895	8,476	5	18,313	16,856	9
Advertising and promotional expenses	5,478	5,078	8	12,440	10,399	20
Amortization of intangibles	1,285	1,513	(15)	2,624	3,097	(15)
Foreclosed property expense, net	(29)	219	(113)	57	239	(76)
Telecommunications	2,320	2,241	4	4,627	4,526	2
Postage	1,938	1,852	5	3,987	3,751	6
Stationery and supplies	1,960	2,133	(8)	4,278	4,195	2
Professional fees	2,164	1,993	9	4,346	4,673	(7)
State taxes on equity	4,380	3,867	13	8,675	7,629	14
Regulatory expense	1,064	1,048	2	2,125	2,118	--
Loan collection expense	2,383	2,568	(7)	4,628	4,602	1
Other	14,536	13,982	4	28,583	27,027	6

Total noninterest expense	$ 142,763	$ 135,445	5%	$ 282,926	$ 267,189	6%

Efficiency ratio (1)	59.00%	52.07%		57.98%	51.76%

(1)     Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the second quarter of 2003 was 59.00% compared to 52.07% for the second quarter of 2002. The ratio for the first six months of 2003 was 57.98% compared to 51.76% for the first six months of 2002. The increase in the efficiency ratio is the result of the $28.0 million and $42.5 million charges for the temporary impairment of mortgage servicing rights in the second quarter and first six months of 2003, respectively. Also contributing to the increase are the non-recurring charges totaling $6.1 million relating to the workforce reduction in second-quarter 2003. As discussed earlier, effective in the first quarter of 2003, amortization of mortgage servicing rights and the provision for temporary impairment of mortgage servicing rights were reclassified from noninterest expense to noninterest income. While the reclassification of prior periods did not affect net income, it did have a positive effect on the efficiency ratio.

        Hibernia implemented expense initiatives designed to reduce spending levels across the Company beginning in the second quarter of 2003. First among these initiatives was a company-wide reduction in workforce implemented in the second quarter of 2003. In addition, other cost saving measures have been implemented targeting employee-related expenses, marketing, hardware and software, incentives that are not directly related to sales and many other expenses. Hibernia remains focused on controlling expenses and plans to limit growth in noninterest expense to approximately 2% for this year as compared to the previous year.

INCOME TAXES

        The Company recorded $33.3 million in income tax expense in the second quarter of 2003, a $0.2 million (1%) decrease from $33.5 million in the second quarter of 2002. For the first six months of 2003, income tax expense totaled $63.4 million, a $2.1 million (3%) decrease from $65.6 million for the first six months of 2002. The Company’s effective tax rate for the second quarter of 2003 was 35.2% as compared to 34.9% for the second quarter of 2002. For the first six months of 2003 the Company’s effective tax rate was 35.0%, equal to the effective tax rate for the same period of 2002.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

        The Company’s segment information is presented by line of business with each line providing various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial, and Investments and Public Funds. The Consumer segment provides individuals with comprehensive products and services, including mortgage and other loans, deposit accounts, trust and investment management, brokerage, and life and health insurance. The Small Business and Commercial segments provide business entities with comprehensive products and services, including loans, deposit accounts, leasing, treasury management, investment banking, property and casualty insurance and private equity investments. The Small Business segment provides products and services to mid-size and smaller business entities and the Commercial segment provides products and services to larger business entities. The Investments and Public Funds segment includes the management of public entity deposits and provides the treasury function for the Company by managing the investment portfolio, interest rate risk, and liquidity and funding positions. The Other segment includes the areas of support services and facilities management. Segment net income for the first six months of 2003 and 2002 is presented in Table 15.

TABLE 15 - SEGMENT RESULTS

	Six Months Ended

			Percentage
	June 30	June 30	Increase
($ in thousands)	2003	2002	(Decrease)

Consumer	$ 83,445	$ 60,291	38%
Small Business	21,486	19,378	11
Commercial	22,165	10,105	119
Investments and Public Funds	(9,680)	32,339	(130)
Other	(1,150)	(1,669)	31

Segment total	116,266	120,444	(3)
Reconciling items(1)	1,315	1,327	(1)

Total net income	$ 117,581	$ 121,771	(3)%

(1)For a discussion of reconciling items refer to Note 5 of the consolidated financial statements.

        Net income for the Consumer segment was $83.4 million for the first six months of 2003, up $23.2 million (38%) from $60.3 million for the first six months of 2002. The increase in the Consumer segment net income is primarily due to increases in the indirect, retail and mortgage areas. The indirect area has experienced substantial loan growth with strong net interest income. The retail banking area benefited from growth in transaction-based fees related to the new high performance checking campaign. The mortgage area has benefited from the lower interest rate environment. The $42.5 million provision for temporary impairment of mortgage servicing rights is a function of interest rate risk and is included in the Investments and Public funds segment, not the Consumer segment. The Small Business segment net income was up $2.1 million (11%) to $21.5 million for the first six months of 2003 from $19.4 million for the same period in 2002. The Commercial segment net income increased $12.1 million (119%) to $22.2 million for the first six months of 2003 from $10.1 million for the same period of 2002. The increases in the Small Business and Commercial segments were due to reductions in the provision for loan losses resulting from improved asset quality. Lower private equity losses were also partly responsible for the increase in net income in the Commercial segment. The Investments and Public Funds segment net income was down $42.0 million (130%) for the first six months of 2003 from $32.3 million for the same period in 2002. This segment was negatively impacted by the provision for temporary impairment of mortgage servicing rights, discussed earlier. The decrease in net income for this segment is also due to a decline in net interest income as the Company experienced margin compression in the low interest rate environment. Other segment net losses totaled $1.2 million for the first six months of 2003 compared to $1.7 million in 2002.

CAPITAL

        Shareholders’ equity totaled $1,713.6 million at June 30, 2003 compared to $1,614.4 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $245.7 million and the issuance of $13.7 million of common stock, partially offset by the declaration of $91.8 million in dividends on common stock and the acquisition of $79.1 million of treasury stock.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 16 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 16 - CAPITAL

($ in millions)	June 30 2003	March 31 2003	Dec. 31 2002	Sept. 30 2002	June 30 2002

Risk-based capital:
Tier 1	$1,459.8	$1,434.7	$1,412.3	$1,376.5	$1,353.6
Total	1,636.7	1,605.1	1,580.0	1,538.5	1,513.8
Assets:
Quarterly average assets (1)	17,398.9	17,192.9	16,715.3	16,187.4	16,169.1
Net risk-adjusted assets	14,111.3	13,584.3	13,367.1	12,903.7	12,756.1
Ratios:
Tier 1 risk-based capital	10.35%	10.56%	10.57%	10.67%	10.61%
Total risk-based capital	11.60%	11.82%	11.82%	11.92%	11.87%
Leverage	8.39%	8.34%	8.45%	8.50%	8.37%

(1)     Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        In the second quarter of 2003, the Company repurchased 1.4 million shares of its common stock at a cumulative weighted average price of $18.86 under a plan announced in October 2002 that authorized the buyback of up to 3.5 million shares over twelve months. A total of 2.9 million shares have been repurchased under that plan.

        In July 2003, Hibernia’s Board of Directors authorized the Company to begin another buyback program under terms that allow for the repurchase of up to 3.5 million additional shares of its common stock over the next 12 months. The remaining 0.6 million shares from the buyback program initiated in October 2002 will be purchased before beginning the buyback program authorized in July 2003.

        Hibernia’s dividend payout ratio for the second quarter of 2003 was 37.5%. The Company will continue to evaluate its dividend payout policy as part of its capital management. Hibernia’s current dividend payout ratio is targeted between 30 and 40 percent.

LIQUIDITY

        Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. These needs can be met by generating profits, attracting new deposits, converting assets (including short-term investments, mortgage loans held for sale, securities available for sale and loans) to cash through sales or securitizations, increasing borrowings and raising new capital. To minimize funding risks, management monitors liquidity through periodic reviews of maturity profiles, yield and rate behaviors, and loan and deposit forecasts.

        Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $11.3 billion at June 30, 2003, a $954.8 million (9%) increase from June 30, 2002. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of the new high performance deposit products, discussed earlier. Management expects the volume of core deposits to increase further in 2003 as a result of the continued promotion of these products. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit and public funds were additional sources of liquidity during the quarter.

        The loan-to-deposit ratio, one measure of liquidity, was 86.5% at June 30, 2003, 83.7% at March 31, 2003, and 88.8% at June 30, 2002. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 17.9% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 2003, up from 16.3% in the first quarter of 2003 and equal to the second quarter of 2002. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.4 billion residential first mortgage portfolio and $2.1 billion indirect consumer portfolio. The Company also has available a federal funds line of credit totaling $2.1 billion at June 30, 2003, and its membership in the FHLB which provides additional lines totaling $1.1 billion to further augment liquidity by providing a readily accessible source of funds at competitive rates.

        Statements in this report that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, prepayment speeds, loan demand, changes in business or consumer spending, borrowing or savings habits, competition, stock price volatility, government monetary policy, expense reductions at anticipated levels, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Hibernia undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

        Reference is made to page 26 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.      Controls and Procedures

        As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company’s internal controls over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

                 Recent Sales of Unregistered Securities. Under the Hibernia Corporation 2003 Long-Term Incentive Compensation Plan which became effective on April 23, 2003 following approval by the shareholders of the Company, nonemployee directors may elect to take all or a portion of their annual retainer for service as a member of the Board of Directors in common stock of the Company, rather than in cash. The issuance of the stock to the directors who had made the election to receive stock in lieu of cash for all or a portion of their retainer fee as of April 23, 2003 was not registered by the Company (as the shares were issued prior to the Company’s registration of shares to be issued under to the 2003 Plan). No underwriters or other securities dealers were used in this transaction, and no funds were paid to the Company from the directors in exchange for the shares. The shares were issued in exchange for the directors’ services as outside directors to the Company.

        On April 24, 2003, an aggregate of 7,850 shares of Class A Common Stock were issued from the Company’s treasury to the six directors of the Company who had elected to receive stock in lieu of all or a portion of cash retainer. This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a private offering from the Company to its ten nonemployee directors.

        On February 26, 2003, the Board of Directors terminated the retirement stock award policy that allowed nonemployee directors who had served as a director of the Company or a financial institution acquired by the Company or as a city board director during the period between January 1, 1973 and December 31, 1993 to a stock award upon retirement. In connection with that termination, the directors who would have been entitled to a stock award under the retirement policy were issued a stock award equal to the number of shares they would have received upon retirement, and a cash tax gross up payment, in lieu of any award upon retirement. The issuance of the stock to the directors who qualified to receive shares was not registered by the Company. No underwriters or other securities dealers were used in this transaction, and no funds were paid to the Company from the directors in exchange for the shares. The shares were issued in exchange for the directors’ agreement to forego any stock award upon retirement and to terminate the retirement policy.

        On February 26, 2003, an aggregate of 36,750 shares of Class A Common Stock were issued from the Company’s treasury to the nine directors of the Company who were entitled to a stock award in connection with the termination of the retirement stock award policy. This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a private offering from the Company to the nine eligible directors.

        From July 7, 2003 through July 21, 2003, a total of 206,814 shares of Class A Common Stock were issued from the Company’s treasury in private transactions to two warrantholders pursuant to their exercise of warrants acquired by them in connection with the Company’s acquisition of the Rosenthal Agency in 2000. The exercise price of the warrants was $13.12 for each share of stock issued under the warrants. The exercise price for 50,000 shares was paid in cash, for a total cash payment of $656,000. The exercise price for 500,000 shares was paid as a net issuance pursuant to which shares which otherwise would have been issued in connection with the exercise were used to pay the purchase price. An aggregate of 343,186 shares were used to pay the purchase price in such net issuances, and an aggregate of 156,814 shares were issued. No underwriters or other securities dealers were used in these transactions. These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended, as a private offering.

Item 4.      Submission of Matters to a Vote of Security Holders.

                The Company held its Annual Meeting of Shareholders on April 23, 2003. Three items were submitted to a vote of the shareholders at that meeting:
•    Election of four persons to serve as directors of the Company until the 2006 Annual Meeting of Shareholders and until their successors are elected and qualified;
•   Approval of a 2003 Long-Term Incentive Compensation Plan for the Company; and
•   Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for 2003.

       The vote on these matters was as follows:

1.     Election of Directors

		Shares as to Which Authority
Name of Director	Shares Voted For	to Vote was Withheld
J. Herbert Boydstun	134,364,476	1,158,398
Dick H. Hearin	132,052,330	3,470,544
William C. O'Malley	132,104,732	3,418,142
Robert T. Ratcliff	131,941,549	3,581,325

2. Approval of the 2003 Long-Term Incentive Compensation Plan for the Company
Shares Voted For	Shares Voted Against	Shares Abstained	Broker Nonvotes
82,721,966	21,225,857	1,477,260	30,127,791

3. Ratification of the Appointment of Ernst & Young LLP as independent auditors
Shares Voted For	Shares Voted Against	Shares Abstained
130,849,938	4,071,436	601,499

All of the director nominees were elected, and the other two proposals were approved by the shareholders.

Item 6.      Exhibits and Reports on Form 8-K

                       (a)        Exhibits

EXHIBIT	DESCRIPTION

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.16	Exhibit B to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.40	Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996, amended in certain limited respects as described in Appendix A to Contract Buyout and Separation Agreement referenced in Exhibit 10.46)

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)

10.60	Early Retirement Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank

10.61	Business Protection Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank (the form of which is included as Appendix A to the Early Retirement Agreement referenced in Exhibit 10.60)

10.62	Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III.

13	Exhibit 13 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (2002 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report))

21	Exhibit 21 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Subsidiaries of the Registrant)

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 25, 2003, filed with the Commission, is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 2002)

99.2	Exhibit 99.2 to the Annual Report on Form 10-K (as amended) dated June 25, 2003, filed with the Commission, is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 2002)

                       (b)        Reports on Form 8-K

The following reports on Form 8-K were furnished:

A report on Form 8-K dated April 17, 2003 reporting Item 7(c) Exhibits, Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition.

A report on Form 8-K dated May 5, 2003 reporting Item 7(c) Exhibits and Item 9 Regulation FD Disclosure.

A report on Form 8-K dated July 17, 2003 reporting Item 7(c) Exhibits, Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

Date: August 13, 2003	By: /s/ Jan M. Macaluso
Jan M. Macaluso
Executive Vice President and Controller
Chief Accounting Officer
(in her capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)