Form 10-Q
period 2003-09-30
HIBERNIA CORP
filed 2003-11-12
CIK 47288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003	Commission File Number 1-10294

HIBERNIA CORPORATION (Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0724532 (I.R.S. Employer Identification Number)

313 Carondelet Street, New Orleans, Louisiana 70130 (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (504) 533-2831

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at October 31, 2003 155,203,947 Shares

HIBERNIA CORPORATION

INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Item 4. Controls and Procedures	***

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds	***

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries	September 30	December 31	September 30
Unaudited ($ in thousands)	2003	2002	2002

Assets
Cash and cash equivalents	$750,759	$1,103,694	$774,731
Trading account assets	5,778	8,561	9,962
Securities available for sale	3,614,848	3,511,153	3,176,565
Securities held to maturity (estimated fair value of $73,157, $146,369 and $180,176 at September 30, 2003, December 31, 2002 and
September 30, 2002, respectively)	71,232	140,525	174,405
Mortgage loans held for sale	284,703	526,288	470,388
Loans, net of unearned income	12,226,274	11,492,212	11,418,369
Reserve for loan losses	(213,280)	(212,765)	(212,343)

Loans, net	12,012,994	11,279,447	11,206,026

Bank premises and equipment	209,621	209,974	203,745
Customers' acceptance liability	99	-	-
Goodwill	209,114	209,114	209,114
Other intangible assets	136,868	131,915	128,256
Other assets	269,413	271,990	279,986

Total assets	$17,565,429	$17,392,661	$16,633,178

Liabilities
Deposits:
Noninterest-bearing	$2,906,731	$2,867,307	$2,719,440
Interest-bearing	10,635,945	10,613,715	10,352,706

Total deposits	13,542,676	13,481,022	13,072,146

Short-term borrowings	969,623	575,448	562,681
Liability on acceptances	99	-	-
Other liabilities	224,199	553,088	348,089
Federal Home Loan Bank advances	1,101,904	1,102,241	1,002,412

Total liabilities	15,838,501	15,711,799	14,985,328

Shareholders' equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 167,701,667,
166,252,171 and 166,210,736 at September 30, 2003,
December 31, 2002 and September 30, 2002, respectively	321,987	319,204	319,125
Surplus	506,332	490,057	487,564
Retained earnings	1,127,687	1,010,710	969,107
Treasury stock at cost: 12,479,310, 8,840,005 and
8,088,005 shares at September 30, 2003, December 31, 2002
and September 30, 2002, respectively	(215,711)	(142,931)	(128,458)
Accumulated other comprehensive income	8,198	25,387	26,995
Unearned compensation	(21,565)	(21,565)	(26,483)

Total shareholders' equity	1,726,928	1,680,862	1,647,850

Total liabilities and shareholders' equity	$17,565,429	$17,392,661	$16,633,178

See notes to consolidated financial statements

Consolidated Income Statements
Hibernia Corporation and Subsidiaries	Three Months Ended September 30		Nine Months Ended September 30

Unaudited ($ in thousands, except per-share data)	2003	2002	2003	2002

Interest income
Interest and fees on loans	$181,626	$202,033	$548,523	$592,960
Interest on securities available for sale	32,878	40,929	110,521	122,496
Interest on securities held to maturity	1,092	2,732	4,324	9,390
Interest on short-term investments	965	1,205	3,016	4,809
Interest on mortgage loans held for sale	6,426	5,783	18,847	16,760

Total interest income	222,987	252,682	685,231	746,415

Interest expense
Interest on deposits	36,725	54,912	121,657	171,552
Interest on short-term borrowings	1,141	2,294	4,374	7,211
Interest on Federal Home Loan Bank advances	35,352	13,311	63,883	39,838

Total interest expense	73,218	70,517	189,914	218,601

Net interest income	149,769	182,165	495,317	527,814
Provision for loan losses	16,000	18,125	46,750	65,625

Net interest income after provision for loan losses	133,769	164,040	448,567	462,189

Noninterest income
Service charges on deposits	40,974	35,998	115,229	101,713
Card-related fees	12,483	10,319	36,210	29,088
Mortgage banking	44,390	(8,741)	25,526	7,860
Retail investment fees	6,665	8,028	20,327	24,288
Trust fees	5,915	6,027	17,539	18,701
Insurance	4,914	4,289	14,241	12,277
Investment banking	2,914	2,965	9,359	11,724
Other service, collection and exchange charges	4,775	4,707	14,713	14,977
Other operating income	4,356	5,407	13,180	14,715
Securities gains (losses), net	(4,859)	(1,399)	5,341	(11,370)

Total noninterest income	122,527	67,600	271,665	223,973

Noninterest expense
Salaries and employee benefits	75,756	72,607	228,607	216,666
Occupancy expense, net	9,570	9,349	28,681	27,524
Equipment expense	8,246	7,704	24,527	23,547
Data processing expense	9,117	8,459	27,430	25,315
Advertising and promotional expense	5,786	6,035	18,226	16,434
Amortization of intangibles	1,240	1,453	3,864	4,550
Foreclosed property expense, net	9,650	397	9,707	636
Other operating expense	30,487	29,808	91,736	88,329

Total noninterest expense	149,852	135,812	432,778	403,001

Income before income taxes	106,444	95,828	287,454	283,161
Income tax expense	37,182	32,672	100,611	98,234

Net income	$69,262	$63,156	$186,843	$184,927

Net income per common share	$0.45	$0.40	$1.21	$1.18

Net income per common share - assuming dilution	$0.44	$0.40	$1.19	$1.15

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Other	Comprehensive Income

Balances at December 31, 2002	$319,204	$490,057	$1,010,710	$25,387	$(164,496)
Net income	--	--	186,843	--	--	$186,843
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	(36,972)	--	(36,972)
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	19,783	--	19,783

Comprehensive income						$169,654

Issuance of common stock:
Stock option plans	2,687	14,402	--	--	--
Restricted stock awards	60	523	--	--	--
Directors' compensation	--	337	--	--	464
Purchase warrants	--	(2,019)	--	--	2,675
Cash dividends declared on
common ($.45 per share)	--	--	(69,866)	--	--
Acquisition of treasury stock	--	--	--	--	(75,919)
Net tax benefit related to stock option plans
and ESOP	--	3,047	--	--	--
Other	36	(15)	--	--	--

Balances at September 30, 2003	$321,987	$506,332	$1,127,687	$8,198	$(237,276)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Other	Comprehensive Income

Balances at December 31, 2001	$311,715	$446,900	$850,295	$13,279	$(62,410)
Net income	--	--	184,927	--	--	$184,927
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	28,141	--	28,141
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	(14,425)	--	(14,425)

Comprehensive income						$198,643

Issuance of common stock:
Stock option plans	7,265	27,970	--	--	--
Restricted stock awards	145	636	--	--	--
Cash dividends declared on
common ($.42 per share)	--	--	(66,115)	--	--
Acquisition of treasury stock	--	--	--	--	(92,531)
Net tax benefit related to stock option plans
and ESOP	--	12,603	--	--	--
Other	--	(545)	--	--	--

Balances at September 30, 2002	$319,125	$487,564	$969,107	$26,995	$(154,941)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries

Nine Months Ended September 30
Unaudited ($ in thousands)	2003	2002

Operating activities
Net income	$186,843	$184,927
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	46,750	65,625
Amortization of intangibles and deferred charges	54,564	38,435
Depreciation and amortization	24,844	23,346
Non-cash derivative instruments gains, net	(851)	(842)
Premium amortization, net	22,725	1,931
Realized securities losses (gains), net	(5,341)	11,370
Gains on sales of assets, net	(5,315)	(369)
Provision for losses on foreclosed and other assets	11,561	695
Decrease in mortgage loans held for sale	235,096	114,434
Decrease (increase) in deferred income tax asset	(87)	2,253
Net tax benefit related to stock option plans and ESOP	3,047	12,603
Increase in interest receivable and other assets	(16,206)	(8,594)
Increase in interest payable and other liabilities	3,230	21,442

Net cash provided by operating activities	560,860	467,256

Investing activities
Purchases of securities available for sale	(2,449,019)	(4,826,177)
Proceeds from maturities and principal repayments of securities available for sale	1,501,445	4,656,428
Proceeds from maturities and principal repayments of securities held to maturity	69,151	75,311
Proceeds from sales of securities available for sale	475,261	209,325
Net decrease (increase) in loans	(431,025)	34,408
Proceeds from sales of loans	167,665	10,681
Purchases of loans	(517,916)	(261,928)
Purchases of premises, equipment and other assets	(62,652)	(57,773)
Proceeds from sales of foreclosed assets and excess bank-owned property	5,440	5,017
Proceeds from sales of premises, equipment and other assets	403	948
Acquisition, net of cash acquired of $36	-	(2,464)

Net cash used by investing activities	(1,241,247)	(156,224)

Financing activities
Net increase in deposits	61,654	119,034
Net increase (decrease) in short-term borrowings	394,175	(190,066)
Proceeds from Federal Home Loan Bank advances	300,000	-
Payments on Federal Home Loan Bank advances	(300,337)	(40,571)
Proceeds from issuance of common stock	17,745	35,235
Dividends paid	(69,866)	(66,115)
Acquisition of treasury stock	(75,919)	(92,531)

Net cash provided (used) by financing activities	327,452	(235,014)

Increase (decrease) in cash and cash equivalents	(352,935)	76,018
Cash and cash equivalents at beginning of period	1,103,694	698,713

Cash and cash equivalents at end of period	$750,759	$774,731

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

        The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and its annual impairment tests as of September 30, 2003 and 2002. The results of these tests did not indicate impairment of the Company’s recorded goodwill. The carrying amount of goodwill not subject to amortization totaled $206,625,000 at January 1, 2002, which was net of accumulated amortization of $66,914,000. On April 1, 2002, goodwill of $2,489,000 was recorded and added to the Consumer segment as a result of the purchase of Friedler/LaRocca Financial Partners, L.L.C. At September 30, 2003, goodwill totaled $209,114,000 and is included in the Company’s reportable segments as follows: Consumer — $102,490,000; Small Business — $48,340,000; Commercial — $58,276,000 and Investments and Public Funds — $8,000.

        The Company records purchase accounting intangible assets that consist of core deposit intangibles, trust intangibles and insurance customer lists intangibles, which are subject to amortization. These include both contractual and noncontractual customer relationships. The core deposit and trust intangibles reflect the value of deposit and trust customer relationships which arose from the purchases of financial institutions. The insurance customer lists intangibles represent the purchase of customer lists and contracts from individual insurance agents or agencies. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

(in thousands)	September 30, 2003			September 30, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Purchase Accounting Intangibles	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit	$36,151	$31,382	$ 4,769	$36,151	$28,712	$ 7,439
Trust	17,059	11,155	5,904	17,059	9,008	8,051
Insurance customer lists	4,408	1,278	3,130	4,194	842	3,352

Total	$57,618	$43,815	$13,803	$57,404	$38,562	$18,842

        The amortization expense of the purchase accounting intangibles for the three months ended September 30, 2003 and 2002 was $1,240,000 and $1,453,000, respectively and for the nine months ended September 30, 2003 and 2002 was $3,864,000 and $4,550,000, respectively. Amortization expense for the remainder of 2003 is estimated to be $1,190,000. Estimated future amortization expense is as follows: 2004 — $4,387,000; 2005 — $3,794,000; 2006 — $2,270,000; 2007 -$771,000; 2008 — $605,000 and thereafter — $786,000. These estimates do not assume the addition of any new purchase accounting intangibles.

        Also included in intangible assets are capitalized mortgage servicing rights with net carrying amounts of $123,065,000 and $109,414,000 at September 30, 2003 and 2002, respectively. The carrying amounts are net of a reserve for temporary impairment of $27,621,000 and $30,500,000 at September 30, 2003 and 2002, respectively. Amortization expense of mortgage servicing rights totaled $9,262,000 and $8,028,000 for the three months ended September 30, 2003 and 2002, respectively and $35,716,000 and $18,702,000 for the nine months ended September 30, 2003 and 2002, respectively. A $27,500,000 reversal of a portion of the reserve for temporary impairment of mortgage servicing rights was recorded in the third quarter of 2003. An expense of $13,499,000 was recorded for the three months ended September 30, 2002, and net expenses of $15,000,000 and $15,199,000 were recorded for the nine months ended September 30, 2003 and 2002, respectively. In the third and second quarters of 2003, the Company reclassified $5,951,000 and $19,928,000, respectively, of its reserve for the temporary impairment of mortgage servicing rights from temporary to permanent.

Note 3
Employee Benefit Plans

        The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. Until October 1997, options granted to non-employee directors were granted under the 1987 Stock Option Plan; after October 1997 through January 2003, those options were granted under the 1993 Directors’ Stock Option Plan. Under those plans, options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest in six months. Other options granted to directors and options granted to employees under the 1987 Stock Option Plan, the Long-Term Incentive Plan and the 1993 Directors’ Stock Option Plan generally become exercisable in the following increments: 50% after the expiration of two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan.

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

        In the second quarter of 2003, shareholders approved the 2003 Long-Term Incentive Compensation Plan (2003 Plan). The 2003 Plan supersedes and replaces the Company’s Long-Term Incentive Plan and replaces the 1993 Directors’ Stock Option Plan. Existing options granted under these plans remain outstanding under the original terms of the plans. Options that are granted under the 2003 Plan to employees with a vesting schedule that is based on length of service (as opposed to performance measures) generally are exercisable in the same increments as those issued under the Long-Term Incentive Plan, although they may vest earlier in the event of termination of employment as a result of death, disability or retirement or in the event of a change in control of the Company. Options issued under the 2003 Plan generally expire 10 years from the date of grant, although they may expire earlier if (i) the holder leaves the employ or service of the Company other than through retirement, death or disability, in which case vested options expire in 90 days (or at original expiration date, if earlier), or (ii) the holder retires, dies or becomes disabled, in which case vested options expire in 3 years (or at the original expiration date, if earlier). Unvested options are forfeited upon termination.

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

        The following tables summarize the option activity in the plans during the third quarter of 2003. In the first quarter of 2003, the 1993 Directors’ Stock Option Plan was terminated in accordance with the terms of the plan. During 1997, the 1987 Stock Option Plan was terminated in accordance with the terms of the plan. At September 30, 2003, there are no shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2001 Nonqualified Stock Option Plan. All options outstanding at September 30, 2003 are nonqualified.

	Options	Weighted Average Exercise Price

1987 Stock Option Plan:
Outstanding, June 30, 2003	15,000	$ 8.17

Outstanding, September 30, 2003	15,000	$ 8.17

Exercisable, September 30, 2003	15,000	$ 8.17

Long-Term Incentive Plan:
Outstanding, June 30, 2003	13,774,152	$ 15.46
Cancelled	(108,335)	16.68
Exercised	(797,506)	12.96

Outstanding, September 30, 2003	12,868,311	$ 15.61

Exercisable, September 30, 2003	5,826,752	$ 14.07

1993 Directors' Stock Option Plan:
Outstanding, June 30, 2003	416,250	$ 14.52
Exercised	(48,750)	11.61

Outstanding, September 30, 2003	367,500	$ 14.91

Exercisable, September 30, 2003	292,500	$ 14.28

2001 Nonqualified Stock Option Plan:
Outstanding, June 30, 2003	250,000	$ 13.84

Outstanding, September 30, 2003	250,000	$ 13.84

Exercisable, September 30, 2003	250,000	$ 13.84

2003 Long-Term Incentive Compensation Plan:
Outstanding, June 30, 2003	59,250	$ 18.33
Granted (weighted-average fair value $4.87 per share)	1,500	20.83

Outstanding, September 30, 2003	60,750	$ 18.39

Exercisable, September 30, 2003	50,000	$ 18.23

Available for grant, September 30, 2003	9,707,528

        In addition to the above option activity in the plans, 8,200 shares of restricted stock were awarded under the 2003 Long-Term Incentive Compensation Plan during the third quarter of 2003.

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

($ in thousands, except per-share data)	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2003	2002	2003	2002

Reported net income	$69,262	$63,156	$186,843	$184,927
Deduct: Stock option compensation expense under
the fair value method, net of related tax effect	(1,513)	(1,484)	(4,484)	(4,573)

Pro forma net income	$67,749	$61,672	$182,359	$180,354

Reported net income per common share	$0.45	$0.40	$1.21	$1.18
Pro forma net income per common share	$0.44	$0.39	$1.18	$1.15

Reported net income per common share - assuming dilution	$0.44	$0.40	$1.19	$1.15
Pro forma net income per common share - assuming dilution	$0.43	$0.39	$1.16	$1.12

Note 4
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share — assuming dilution.

($ in thousands, except per-share data)	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2003	2002	2003	2002

Numerator:
Net income - Numerator for net income
per common share	$69,262	$63,156	$186,843	$184,927
Effect of dilutive securities	-	-	-	-

Numerator for net income per common
share - assuming dilution	$69,262	$63,156	$186,843	$184,927

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	154,070,475	156,337,020	154,780,034	157,160,361
Effect of dilutive securities:
Stock options	2,365,563	2,511,602	2,616,567	3,210,211
Restricted stock awards	71,275	84,177	71,275	84,177
Purchase warrants	32,889	275,416	29,034	255,799

Denominator for net income per common
share - assuming dilution	156,540,202	159,208,215	157,496,910	160,710,548

Net income per common share	$0.45	$0.40	$1.21	$1.18

Net income per common share - assuming dilution	$0.44	$0.40	$1.19	$1.15

        Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,593,169 and 1,914,182 for the three months ended September 30, 2003 and 2002, respectively and 1,648,222 and 1,991,105 for the nine months ended September 30, 2003 and 2002, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share — assuming dilution. During the three months ended September 30, 2003 and 2002 there were 66,500 antidilutive options outstanding (which had exercise prices ranging from $20.22 to $21.72 per option share), and 65,000 antidilutive options outstanding (which had exercise prices ranging from $20.22 to $21.72 per option share), respectively. During the nine months ended September 30, 2003 and 2002 there were 225,000 antidilutive options outstanding (which had exercise prices ranging from $18.89 to $21.72 per option share) and 218,500 antidilutive options outstanding (which had exercise prices ranging from $19.50 to $21.72 per option share), respectively.

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

        The following table presents selected financial information for each segment.

($ in thousands)	Consumer	Small Business	Commercial	Investments and Public Funds	Other	Segment Total

Nine months ended September 30, 2003
Average loans	$6,325,600	$2,502,700	$2,883,300	$400	$1,300	$11,713,300
Average assets	$9,242,200	$2,548,000	$2,985,600	$4,017,700	$672,400	$19,465,900
Average deposits	$7,743,200	$1,927,800	$1,207,000	$2,327,600	$23,500	$13,229,100

Net interest income	$300,314	$128,605	$87,825	$19,321	$(38,075)	$497,990
Noninterest income	$194,216	$26,104	$57,381	$(8,298)	$2,262	$271,665
Net income	$134,354	$35,274	$30,218	$(21)	$(15,236)	$184,589

Nine months ended September 30, 2002
Average loans	$5,928,700	$2,464,300	$2,825,300	$1,500	$15,100	$11,234,900
Average assets	$8,665,500	$2,470,800	$2,917,000	$3,450,000	$651,900	$18,155,200
Average deposits	$7,357,100	$1,893,400	$1,075,300	$2,099,500	$17,800	$12,443,100

Net interest income	$251,463	$125,311	$82,399	$82,555	$(10,822)	$530,906
Noninterest income	$161,434	$24,174	$44,830	$(12,914)	$6,449	$223,973
Net income	$93,271	$32,376	$20,311	$38,464	$(2,421)	$182,001

        The following is a reconciliation of segment totals to consolidated totals.

	Average	Average	Average	Net Interest	Noninterest
($ in thousands)	Loans	Assets	Deposits	Income	Income	Net Income

Nine months ended September 30, 2003
Segment total	$11,713,300	$19,465,900	$13,229,100	$497,990	$271,665	$184,589
Excess funds invested	-	(2,148,000)	-	-	-	-
Reclassification of cash items
in process of collection	-	364,100	364,100	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(2,673)	-	-
Income tax expense	-	-	-	-	-	2,254

Consolidated total	$11,713,300	$17,682,000	$13,593,200	$495,317	$271,665	$186,843

Nine months ended September 30, 2002
Segment total	$11,234,900	$18,155,200	$12,443,100	$530,906	$223,973	$182,001
Excess funds invested	-	(2,076,200)	-	-	-	-
Reclassification of cash items
in process of collection	-	339,900	339,900	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(3,092)	-	-
Income tax expense	-	-	-	-	-	2,926

Consolidated total	$11,234,900	$16,418,900	$12,783,000	$527,814	$223,973	$184,927

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

        The Company issues letters of credit and financial guarantees (standby letters of credit) whereby it agrees to honor certain financial commitments in the event its customers are unable to perform. The majority of the standby letters of credit consist of performance guarantees. Some letters of credit result in the recording of customer acceptance liabilities. Customer acceptance liabilities are recorded when funds are payable to another financial institution on behalf of the Company’s customer. At the time the amount is determined to be payable (due to a triggering event such as delivery of goods), a liability is recorded to reflect the amount payable, offset with a receivable from the customer. Prior to the triggering event, the contractual amount of the agreement is included in the letters of credit amounts. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for loan losses. The Company had contractual amounts of standby letters of credit of $523,249,000 and $397,488,000 at September 30, 2003 and 2002, respectively, and customer acceptance liabilities of $99,000 at September 30, 2003. The fair value of the liability undertaken in issuing guarantees since January 1, 2003 was $2,543,000 at September 30, 2003 and is included in other liabilities. At September 30, 2003, standby letters of credit had expiration dates ranging from 2003 through 2010.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation by business enterprises of certain variable interest entities in which they have controlling financial interests. This interpretation applied immediately to any variable interest entities created after January 31, 2003, and was effective July 1, 2003 for variable interests acquired prior to February 1, 2003. Although the effective date was later delayed, the Company adopted the requirements of FIN 46 effective July 1, 2003, with no impact on the financial condition or operating results of the Company. The interpretation of FIN 46 and its application to various transaction types and structures are evolving. Management will continue to monitor these emerging issues.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. Application of this statement did not have a material impact on the financial condition or operating results of the Company.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective July 1, 2003 and did not have a material impact on the financial condition or operating results of the Company.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)
Hibernia Corporation and Subsidiaries

	Three Months Ended			Nine Months Ended

($ in thousands, except per-share data)	Sept. 30 2003	June 30 2003	Sept. 30 2002	Sept. 30 2003	Sept. 30 2002

Interest income	$222,987	$231,486	$252,682	$685,231	$746,415
Interest expense	73,218	57,669	70,517	189,914	218,601

Net interest income	149,769	173,817	182,165	495,317	527,814
Provision for loan losses	16,000	13,000	18,125	46,750	65,625

Net interest income after
provision for loan losses	133,769	160,817	164,040	448,567	462,189

Noninterest income:
Noninterest income	127,386	66,469	68,999	266,324	235,343
Securities gains (losses), net	(4,859)	10,191	(1,399)	5,341	(11,370)

Noninterest income	122,527	76,660	67,600	271,665	223,973
Noninterest expense	149,852	142,763	135,812	432,778	403,001

Income before taxes	106,444	94,714	95,828	287,454	283,161
Income tax expense	37,182	33,333	32,672	100,611	98,234

Net income	$69,262	$61,381	$63,156	$186,843	$184,927

Per common share information:
Net income	$0.45	$0.40	$0.40	$1.21	$1.18
Net income - assuming dilution	$0.44	$0.39	$0.40	$1.19	$1.15
Cash dividends declared	$0.15	$0.15	$0.14	$0.45	$0.42
Average shares outstanding (000s)	154,070	154,875	156,337	154,780	157,160
Average shares outstanding - assuming dilution (000s)	156,540	156,857	159,208	157,497	160,711
Dividend payout ratio	33.33%	37.50%	35.00%	37.19%	35.59%

Selected quarter-end balances (in millions)
Loans	$12,226.3	$11,852.0	$11,418.4
Deposits	$13,542.7	$13,700.9	$13,072.1
Federal Home Loan Bank advances	$1,101.9	$1,402.0	$1,002.4
Equity	$1,726.9	$1,713.6	$1,647.8
Total assets	$17,565.4	$17,920.4	$16,633.2

Selected average balances (in millions)
Loans	$11,974.5	$11,686.9	$11,379.3	$11,713.3	$11,234.9
Deposits	$13,710.3	$13,663.1	$12,808.5	$13,593.2	$12,783.0
Federal Home Loan Bank advances	$1,385.6	$1,215.2	$1,040.7	$1,265.4	$1,042.1
Equity	$1,697.3	$1,722.0	$1,629.1	$1,705.9	$1,606.1
Total assets	$17,918.8	$17,661.9	$16,454.7	$17,682.0	$16,418.9

Selected ratios
Net interest margin (taxable-equivalent)	3.65%	4.32%	4.82%	4.12%	4.71%
Return on assets	1.55%	1.39%	1.54%	1.41%	1.50%
Return on equity	16.32%	14.26%	15.51%	14.60%	15.35%
Efficiency ratio	53.74%	59.00%	53.65%	56.43%	52.38%
Average equity/average assets	9.47%	9.75%	9.90%	9.65%	9.78%
Tier 1 risk-based capital ratio	10.52%	10.35%	10.67%
Total risk-based capital ratio	11.78%	11.60%	11.92%
Leverage ratio	8.32%	8.39%	8.50%

    (1)        Prior periods have been conformed to current-period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation (the “Company” or “Hibernia”) and its subsidiaries, principally Hibernia National Bank (the “Bank”). This discussion should be read in conjunction with the accompanying tables and consolidated financial statements.

THIRD-QUARTER 2003 HIGHLIGHTS

        Record earnings, strong capital and asset quality characterize Hibernia Corporation’s financial condition for the third quarter of 2003.

•	Net income for the third quarter of 2003 totaled $69.3 million ($0.45 per common share), up 10% compared to $63.2 million ($0.40 per common share) for the third quarter of 2002. Earnings per common share assuming dilution for the third quarter of 2003 were $0.44, 10% higher than a year ago. Results for the third quarter 2003 were impacted by an after-tax benefit of $0.11 per diluted share resulting from a $27.5 million reversal of a portion of the reserve for temporary impairment of mortgage servicing rights. Also impacting the results for the third quarter 2003 was an after-tax charge of $0.09 per diluted share resulting from expenses of $20.7 million associated with the prepayment of a $300 million Federal Home Loan Bank advance and termination of a related interest-rate swap, an after-tax charge of $0.04 per diluted share resulting from a $9.6 million valuation adjustment of an energy asset that was reclassified from the private-equity portfolio to other foreclosed assets and an after-tax charge of $0.02 per diluted share reflecting net securities losses of $4.9 million.

•	Net income for the nine months ended September 30, 2003, totaled $186.8 million ($1.21 per common share) up 1% compared to $184.9 million ($1.18 per common share) for the first nine months of 2002. Earnings per common share assuming dilution for the nine months ended September 30, 2003, totaled $1.19, up 3% compared to $1.15 for the first nine months of 2002.

•	Noninterest income for the third quarter of 2003 totaled $122.5 million compared to the third quarter 2002 level of $67.6 million. Included in noninterest income is a $27.5 million reversal of a portion of the reserve for temporary impairment of mortgage servicing rights in the third quarter of 2003, compared to a $13.5 million provision expense in the third quarter of 2002. Also included in the results for the third quarter 2003 was a $4.9 million net loss from the sale of investment securities, compared to a $1.4 million net loss in the third quarter of 2002.

•	The provision for loan losses for the three months ended September 30, 2003 totaled $16.0 million, down 12% from $18.1 million for the same period in 2002. The provision for loan losses for the nine months ended September 30, 2003 totaled $46.8 million, down 29% from $65.6 million for the nine months ended September 30, 2002. At September 30, 2003, reserves as a percentage of nonperforming loans were 402%, up from 361% at September 30, 2002.

•	Nonperforming loans were down $5.8 million (10%) to $53.1 million from $58.9 million at September 30, 2002. The nonperforming loan ratio at September 30, 2003, improved to 0.43% from the September 30, 2002 level of 0.52%.

•	Total loans at September 30, 2003 were up $807.9 million (7%) to $12.2 billion from $11.4 billion at September 30 2002. This increase was across all three loan categories, with consumer up 10%, commercial up 4% and small business up 2%. Total deposits grew $470.6 million (4%) from September 30, 2002 to $13.5 billion at September 30, 2003. Noninterest-bearing deposits at September 30, 2003 were up $187.3 million (7%) compared to September 30, 2002.

•	Total assets at September 30, 2003 were $17.6 billion, up $932.2 million (6%) from $16.6 billion at September 30, 2002.

•	Hibernia’s capital remains strong with a leverage ratio of 8.32% at September 30, 2003, compared to 8.50% at September 30, 2002. During the third quarter of 2003, Hibernia repurchased approximately 1.8 million shares of its common stock under previously announced buyback plans.

•	In October 2003, Hibernia’s Board of Directors declared a quarterly cash dividend of 18 cents per common share, a 20% increase from 15 cents per common share declared in October 2002.

•	Management continues to believe that 2003 earnings per common share assuming dilution may be closer to the low end of the range of the Company’s guidance, which is $1.63 to $1.69. This guidance does not include any more temporary impairment or reversal of mortgage servicing rights impairment in the fourth quarter, although either of these may occur.

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

        The Company is required to perform valuations of assets in accordance with various generally accepted accounting principles. Impairment testing of goodwill requires the Company to determine its fair value by reporting unit. Impairment testing is a two step process that first compares the fair value of a reporting unit with its carrying amount, and second, if necessary, measures impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units are operating segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reporting units are based on lines of business. Assets and liabilities are allocated to reporting units using the Company’s internal management reporting system. Goodwill is allocated directly to these reporting units, when applicable, or based on the allocation of loans to the reporting segments for each region in which the goodwill originated. When quoted market prices are not available for assets and liabilities, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. However, management uses assumptions that it considers to be appropriate in its impairment testing. The Company has recorded no impairment of goodwill in 2003 or 2002.

        The Company records a servicing asset when the right to service mortgage loans for others is acquired through a purchase or retained upon the sale of loans. Based upon current fair values, servicing rights are periodically assessed for impairment. For this valuation, the mortgage servicing portfolio is stratified on the basis of certain risk characteristics including loan type and interest rate. A discounted cash flow analysis is performed using various assumptions including prepayment speeds, discount rates and servicing costs. The Company uses national prepayment speed assumptions and adjusts them based on actual prepayment behavior of its own portfolio with information obtained from an independent third party. To the extent that temporary impairment exists, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. As market conditions improve, the valuation allowance is reversed in current earnings. Permanent impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. Changes in these assumptions could materially affect the operating results of the Company, however, management considers the assumptions used to be appropriate. For a discussion of the sensitivity of significant assumptions, see the “Interest Rate Sensitivity” section of this analysis. For additional third-party mortgage servicing portfolio data, see the “Noninterest Income” section of this analysis.

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, net income would have been reduced by $1.5 million ($0.01 per common share) for both the third quarter of 2003 and 2002. The year-to-date net income would have been reduced by $4.5 million ($0.03 per common share) and $4.6 million ($0.03 per common share) for the periods ended September 30, 2003 and 2002, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model.

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

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $16.5 billion in the third quarter of 2003, a $1.3 billion (9%) increase from the third-quarter 2002 average of $15.2 billion. Year-to-date average earning assets at September 30, 2003 totaled $16.2 billion, up $1.1 billion (7%) from $15.2 billion at September 30, 2002. The increases in third quarter and year-to-date 2003 average earning assets are primarily due to increases in securities available for sale and consumer loans, discussed below.

        Beginning in the first quarter of 2003, securities that have been purchased but are not yet settled (trade-date securities purchased) were reclassified as noninterest-earning assets. Trade-date securities purchased were previously classified as securities in interest-earning assets. Securities that have been sold but are not yet settled (trade-date securities sold) remain classified as interest-earning assets until settlement. Previously, trade-date securities sold reduced earning assets at the trade date. Prior periods have been restated to conform to the current presentation.

        Loans. Average loans for the third quarter of 2003 of $12.0 billion were up $595.2 million (5%) compared to the third quarter of 2002. For the first nine months of 2003 compared to the same period in 2002, average loans were up $478.4 million (4%) to $11.7 billion. Growth in the consumer loan portfolio was responsible for the largest portion of these increases.

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at September 30, 2003, June 30, 2003 and September 30, 2002. Total loans increased $374.3 million (3%) at September 30, 2003 compared to June 30, 2003 and $807.9 million (7%) compared to September 30, 2002.

        Consumer loans increased $357.7 million (6%) and $622.1 million (10%) compared to June 30, 2003 and September 30, 2002, respectively. The increase from the previous quarter is largely due to an increase in residential first mortgages of $278.2 million (11%). The increase from the same period a year ago reflects growth in indirect loans of $335.4 million (18%), residential first mortgage loans of $150.7 million (6%) and secured revolving credit of $105.6 million (20%).

        Small business loans increased $43.2 million (2%) compared to June 30, 2003 and $60.8 million (2%) compared to September 30, 2002. While this portfolio has been impacted by slow demand for loans, loan demand has increased in recent quarters in line with improving economic indicators.

        Commercial loans decreased $26.6 million (1%) compared to June 30, 2003 and increased $125.0 million (4%) compared to September 30, 2002. The decline in the third quarter of 2003 was a result of reductions in the dealer floor plan portfolio which had experienced unusually high levels of loan outstandings due to high dealer inventory levels. These outstandings have reduced as inventory levels have declined in the third quarter in preparation for the new automobile model year. In addition, the commercial portfolio continues to be impacted by slow demand for credit in light of current economic conditions. Management’s strategy to maintain the granularity of the commercial portfolio continues by its practice of retaining smaller exposures to individual credits. Shared national credits were down 7% and 15% from June 30, 2003 and September 30, 2002, respectively. The Company’s strategy related to shared national credits focuses on lending to customers who operate in Hibernia’s markets, particularly those who use other Company services.

        Loan demand has improved in most of the Company’s portfolios. Loan growth is expected to continue in the high single digits for 2004, led by the consumer portfolio, with higher levels of growth likely in all portfolios as the economy recovers and the Company continues its expansion into strategic Texas markets.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	September 30, 2003			June 30, 2003			September 30, 2002

($ in millions)	Loans	Percent		Loans	Percent		Loans	Percent

Commercial:
Commercial and industrial	$990.4	8	.1%	$1,042.1	8	.8%	$978.6	8	.6%
Services industry	624.2	5.1		621.2	5.2		625.3	5.4
Real estate	505.7	4.1		452.5	3.8		432.2	3.8
Health care	221.1	1.8		237.5	2.0		226.9	2.0
Transportation, communications
and utilities	146.4	1.2		149.0	1.3		160.8	1.4
Energy	325.9	2.7		343.9	2.9		296.8	2.6
Other	114.4	0.9		108.5	0.9		82.5	0.7

Total commercial	2,928.1	23.9		2,954.7	24.9		2,803.1	24.5

Small Business:
Commercial and industrial	744.8	6.1		748.0	6.3		778.6	6.9
Services industry	646.7	5.3		631.6	5.3		631.3	5.6
Real estate	558.9	4.6		519.8	4.4		460.5	4.0
Health care	182.5	1.5		172.9	1.5		161.5	1.4
Transportation, communications
and utilities	97.2	0.8		101.4	0.9		104.0	0.9
Energy	26.3	0.2		27.3	0.2		27.2	0.2
Other	346.2	2.8		358.4	3.0		378.7	3.3

Total small business	2,602.6	21.3		2,559.4	21.6		2,541.8	22.3

Consumer:
Residential mortgages:
First mortgages	2,697.5	22.1		2,419.3	20.4		2,546.8	22.3
Junior liens	588.8	4.8		573.6	4.8		532.3	4.7
Indirect	2,174.2	17.8		2,121.0	17.9		1,838.8	16.1
Revolving credit:
Secured	627.2	5.1		606.4	5.1		521.6	4.6
Unsecured	103.8	0.9		103.7	0.9		106.3	0.9
Other:
Secured	332.9	2.7		351.6	3.0		383.7	3.3
Unsecured	171.2	1.4		162.3	1.4		144.0	1.3

Total consumer	6,695.6	54.8		6,337.9	53.5		6,073.5	53.2

Total loans	$12,226.3	100	.0%	$11,852.0	100	.0%	$11,418.4	100	.0%

        Securities Available for Sale. Average securities available for sale increased $587.8 million (19%) in the third quarter of 2003 compared to the third quarter of 2002, and were up $550.6 million (18%) for the first nine months of 2003 compared to the same period in 2002. These increases were partially due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements. Further, as the Company continued to experience higher deposit growth and increased borrowings compared to loan growth, additional purchases of securities available for sale helped to increase income on earning assets. The securities purchased generally have relatively short average lives which exhibit limited extension risk as interest rates rise. These purchases were partially offset by the sale of $293.7 million of mortgage-backed and collateral mortgage obligation securities in June 2003 and $25.0 million of Fannie Mae preferred stock in September 2003.

        Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities for customer repurchase agreements and collateral for public fund or trust deposits. A repurchase agreement is a transaction, primarily overnight, involving the sale of financial assets by one party to another, subject to an agreement by the seller to repurchase the assets at a specified date or in specified circumstances. Public fund deposits are monies of various governmental units of states, counties, municipalities and other public entities deposited in financial institutions. Deposits of this type are required by state law to be collateralized for collected balances in excess of applicable deposit insurance.

        During the third quarter of 2003, after discussions with regulatory authorities, Hibernia reclassified an energy asset that had been part of the Company’s private equity portfolio included in available for sale securities to “other foreclosed assets.” As such, this asset is currently designated as “held for sale,” which resulted in a $9.6 million valuation adjustment. It also added $4.6 million to nonperforming assets. The remaining private equity portfolio is a small piece of Hibernia’s business with about $12 million currently in outstandings and commitments. The Company does not plan any new private-equity investments.

        Exclusive of any other change to the Company’s balance sheet, Hibernia plans to continue to maintain its securities portfolio at or above its current level and expects to continue to reinvest proceeds from payments and prepayments.

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the third quarter of 2003 totaled $84.8 million, down $107.5 million (56%) from the third quarter of 2002. Average securities held to maturity for the first nine months of 2003 totaled $107.2 million, down $107.9 million (50%) from the same period in 2002. These decreases are due to payments and increased prepayments on mortgage-backed securities.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest-only strip receivable resulting from a securitization of indirect auto loans in the third quarter of 2001. The interest-only strip receivable, which totaled $4.3 million and $9.8 million at September 30, 2003, and 2002, respectively, is classified as a trading account asset. All other short-term investments are considered to be cash equivalents.

        Average short-term investments for the three months ended September 30, 2003 totaled $296.1 million, up $115.3 million (64%) compared to $180.8 million in the third quarter of 2002. The increase in short-term investments from the third quarter of 2002 is due to an increase in federal funds sold resulting from excess funds available during the third quarter of 2003. For the first nine months of 2003 compared to the same period in 2002, average short-term investments increased $10.5 million (4%) to $273.8 million.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the third quarter of 2003 increased $118.3 million (31%) compared to the third quarter of 2002, and increased $134.3 million (38%) for the first nine months of 2003 compared to the same period in 2002. As a result of lower interest rates in 2003, the Company experienced an increase in the volume of fixed-rate mortgage loans originated as compared to the same period in 2002. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

        Mortgage activity continues to be at very high levels. Hibernia’s mortgage pipeline totaled $862.9 million at the end of the third quarter of 2003, down from $1.6 billion at the end of the second quarter 2003 as long-term interest rates begin to rise. Approximately two-thirds of the pipeline mortgage loans at September 30, 2003 are fixed-rate, which generally will be held for sale.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Total managed delinquencies decreased $9.5 million (15%) from September 30, 2002 and $2.0 million (4%) from June 30, 2003. Loans past due 90 days or more in the held portfolio are primarily consumer loans aggregating $8.2 million at September 30, 2003, compared to $6.4 million at September 30, 2002 and $5.7 million at June 30, 2003. These 90 days or more past due loans, included in Table 2, are still in accrual status and are not included in total nonperforming loans in Table 3.

TABLE 2 - LOAN DELINQUENCIES

($ in millions)	Sept. 30 2003	June 30 2003	March 31 2003	Dec. 31 2002	Sept. 30 2002

Days past due:
30 to 89 days	$ 44.1	$ 48.4	$ 42.9	$ 46.9	$ 51.3
90 days or more	8.3	5.8	8.5	10.8	9.1

Total delinquencies	52.4	54.2	51.4	57.7	60.4
Securitized indirect auto delinquencies	2.6	2.8	2.4	3.4	4.1

Total managed delinquencies	$ 55.0	$ 57.0	$ 53.8	$ 61.1	$ 64.5

Total delinquencies as a percentage of loans by portfolio:
Commercial	0.04%	0.06%	0.06%	0.05%	0.11%
Small business	0.29%	0.37%	0.35%	0.41%	0.54%
Consumer:
Residential mortgage	0.47%	0.53%	0.58%	0.58%	0.49%
Indirect	0.86%	0.84%	0.78%	0.93%	0.97%
Other consumer	0.75%	0.75%	0.67%	0.90%	0.93%
Total consumer	0.65%	0.68%	0.66%	0.75%	0.72%
Total held loans	0.43%	0.46%	0.45%	0.50%	0.53%
Managed consumer	0.67%	0.70%	0.68%	0.78%	0.75%
Total managed loans	0.44%	0.47%	0.46%	0.52%	0.55%

        Managed consumer delinquencies include delinquencies related to indirect auto loans securitized. Total managed delinquencies as a percentage of total managed loans at September 30, 2003 were 0.44%, down from 0.55% a year ago and 0.47% at June 30, 2003. Delinquencies as a percentage of held loans at September 30, 2003 were 0.43%, down from 0.53% at September 30, 2002 and 0.46% at June 30, 2003. The declines were led by reductions in small business delinquencies which declined $6.1 million compared to a year ago and $1.7 million compared to the prior quarter. The indirect automobile delinquency ratio was down from a year ago, but up slightly from the prior quarter. Residential mortgage delinquency ratios decreased from a year ago and the prior quarter. The secured nature of these loans results in low levels of charge-offs in this portfolio. Other consumer delinquencies were down from a year ago led by declines in the other secured loan portfolio, and virtually unchanged from the prior quarter.

TABLE 3 - NONPERFORMING ASSETS

($ in thousands)	Sept. 30 2003	June 30 2003	March 31 2003	Dec. 31 2002	Sept. 30 2002

Nonaccrual loans:
Commercial	$ 18,527	$ 17,587	$ 12,115	$ 15,905	$ 16,133
Small business	23,430	26,921	28,514	28,668	32,481
Consumer
Residential mortgage	9,947	10,872	9,374	8,554	8,651
Other consumer	1,163	1,822	1,975	1,753	1,619

Total nonperforming loans	53,067	57,202	51,978	54,880	58,884

Foreclosed assets	11,875	6,981	6,671	5,919	5,470
Excess bank-owned property	755	481	902	902	978

Total nonperforming assets	$ 65,697	$ 64,664	$ 59,551	$ 61,701	$ 65,332

Reserve for loan losses	$ 213,280	$ 213,153	$ 212,882	$ 212,765	$ 212,343
Nonperforming loan ratio by portfolio:
Commercial loans	0.63%	0.60%	0.42%	0.55%	0.58%
Small business loans	0.90%	1.05%	1.14%	1.14%	1.28%
Consumer loans
Residential mortgage	0.30%	0.36%	0.32%	0.29%	0.28%
Other consumer	0.03%	0.05%	0.06%	0.06%	0.05%
Total consumer	0.17%	0.20%	0.18%	0.17%	0.17%
Total loans	0.43%	0.48%	0.45%	0.48%	0.52%
Nonperforming asset ratio	0.54%	0.55%	0.52%	0.54%	0.57%
Reserve for loan losses as a
percentage of nonperforming loans	401.91%	372.63%	409.56%	387.69%	360.61%

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $53.1 million at September 30, 2003, down from $58.9 million at September 30, 2002 and $57.2 million at June 30, 2003. Small business nonperforming loans declined from September 30, 2002 as a result of payments, charge offs, and other reductions which more than offset new additions. Residential mortgage consumer nonperforming loans increased from the prior year but were down from the prior quarter, however no significant losses are expected in this portfolio due to the secured nature of these loans.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $11.9 million at September 30, 2003, up $6.4 million from a year earlier and up $4.9 million from June 30, 2003. These increases were driven by the reclassification of a $4.6 million energy asset to foreclosed assets. Excess bank-owned property at September 30, 2003 was down $0.2 million from September 30, 2002, and up $0.3 million from June 30, 2003.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At September 30, 2003 the Company’s nonperforming asset ratio was 0.54%, down from 0.57% at September 30, 2002 and 0.55% at June 30, 2003.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the last five quarters are set forth in Table 3.

        At September 30, 2003 the recorded investment in loans considered impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $42.0 million. The related portion of the reserve for loan losses was $3.8 million. The comparable amounts at September 30, 2002 were $48.6 million and $7.4 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $20.9 million were added to nonperforming loans during the third quarter of 2003, down from $22.7 million in the prior quarter. These inflows were led by additions of $13.0 million in the commercial portfolio and $5.8 million in the small business portfolio. The inflows were more than offset by payments, sales and charge offs which reduced nonperforming loans by $23.5 million. Activity in the third quarter of 2003 included the addition of an $11.3 million commercial loan to a marine transportation company, a portion of which was sold at a loss within the quarter. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2003			2002

($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Nonperforming loans
at beginning of period	$57,202	$51,978	$54,880	$58,884	$63,408
Additions	20,863	22,672	14,288	11,377	12,591
Charge-offs, gross	(6,279)	(3,760)	(5,811)	(2,675)	(8,044)
Transfers to foreclosed assets	(1,403)	(2,183)	(2,217)	(2,509)	(1,741)
Returns to performing status	(50)	(1,357)	(1,000)	(642)	(950)
Payments	(9,061)	(10,148)	(5,868)	(8,929)	(6,335)
Sales	(8,205)	--	(2,294)	(626)	(45)

Nonperforming loans
at end of period	$53,067	$57,202	$51,978	$54,880	$58,884

        In addition to the nonperforming loans discussed above, other commercial and small business loans that are subject to potential future classification as nonperforming or past due 90 days or more and still accruing totaled $19.1 million at September 30, 2003.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $16.0 million provision for loan losses in the third quarter of 2003 compared to $18.1 million in the third quarter of 2002, and $13.0 million in the prior quarter.

        Net charge-offs totaled $15.9 million in the third quarter of 2003 compared to $18.1 million in the third quarter of 2002 and $12.7 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.53% in the third quarter of 2003, down from 0.64% in the third quarter of 2002, and up from 0.44% in the second quarter of 2003. Commercial net charge-offs were $2.4 million in the third quarter of 2003 compared to $3.1 million in the same period of 2002, and a net recovery of $0.2 million in the second quarter of 2003. Net charge-offs of $4.6 million in the small business portfolio for the third quarter of 2003 decreased from $6.0 million in the third quarter of 2002, and were up from $4.2 million in the second quarter of 2003. The third quarter of 2003 included $2.6 million of net charge-offs related to the factoring portfolio, a business unit which the Company is in the process of exiting, of which $1.9 million was in the commercial portfolio and $0.7 million was in the small business portfolio. Factoring portfolio charge-offs in previous periods were in the small business portfolio totaling $1.0 million in the second quarter of 2003 and $2.2 million in the third quarter of 2002. Consumer net charge-offs of $8.8 million in the third quarter of 2003 decreased from $9.1 million in the third quarter of 2002 and increased slightly from $8.7 million in the prior quarter. Net charge-offs in the second and third quarters of 2003 reflect lower levels of repossessions related to the indirect automobile portfolio than in prior quarters. It is considered unlikely that this low level is sustainable and therefore net charge-offs for the indirect automobile portfolio are expected to increase from the current level in subsequent quarters.

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

        There were no significant changes in the composition of the loan portfolio from the third quarter of 2002 except as previously discussed. The Company continued to proactively manage its exposure to credit risk in the third quarter of 2003. The reserve coverage of total loans at September 30, 2003 decreased modestly from the prior quarter and from a year ago. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating and credit evaluation systems and based on consistent application of the Company’s reserve methodology.

        The basic assumptions and methodologies used in allocating the reserve were virtually unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. As a result, the allocation to the high risk tier asset-based-lending portfolio was discontinued in the third quarter of 2003 as the Company has essentially exited this line of business. The allocations to the commercial portfolio declined from the prior quarter and a year ago primarily due to the paydown of a large chemical industry credit in the third quarter of 2003, the change in allocation for the asset based lending portfolio, as well as the reduction in the highly leveraged lending portfolio from a year ago. The allocations to the consumer portfolio increased for the quarter and from a year ago in line with recent higher losses experienced in this portfolio as well as overall portfolio growth. The allocations to the small business portfolio were virtually unchanged from the second quarter of 2003 and a year ago. The unallocated reserve was virtually unchanged from the prior quarter and decreased from a year ago, offsetting the increase in the allocations to the consumer portfolio. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the loan portfolio.

        The reserve coverage of annualized net charge-offs was 336% at September 30, 2003 compared to 419% at June 30, 2003 and 293% at September 30, 2002. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2003				2002

($ in thousands)	Third Quarter	Second Quarter		First Quarter	Fourth Quarter		Third Quarter

Balance at beginning of period	$213,153	$212,882		$212,765	$212,343		$212,343
Loans charged off:
Commercial	(3,427)	(841)		(3,245)	--		(3,400)
Small business	(5,734)	(5,245)		(5,790)	(5,864)		(7,257)
Consumer:
Residential mortgage	(674)	(747)		(1,031)	(733)		(772)
Indirect	(6,389)	(6,445)		(7,789)	(6,968)		(6,715)
Other consumer	(3,545)	(3,144)		(3,350)	(3,938)		(3,779)
Recoveries:
Commercial	1,023	1,085		541	160		339
Small business	1,102	1,012		1,425	1,026		1,261
Consumer:
Residential mortgage	173	108		89	69		224
Indirect	942	856		892	1,055		1,283
Other consumer	656	632		625	615		691

Net loans charged off	(15,873)	(12,729)		(17,633)	(14,578)		(18,125)
Provision for loan losses	16,000	13,000		17,750	15,000		18,125

Balance at end of period	$213,280	$213,153		$212,882	$212,765		$212,343

Reserve for loan losses
as a percentage of loans	1.74%	1.80%		1.84%	1.85%		1.86%
Annualized net charge-offs as a
percentage of average loans by portfolio:
Commercial	0.33%	(0.03	) %	0.38%	(0.02	) %	0.44%
Small business	0.72%	0.67%		0.70%	0.76%		0.95%
Consumer:
Residential mortgage	0.06%	0.08%		0.13%	0.09%		0.07%
Indirect	1.01%	1.07%		1.37%	1.24%		1.23%
Other consumer	0.94%	0.83%		0.92%	1.14%		1.07%
Total consumer	0.54%	0.55%		0.69%	0.65%		0.60%
Total loans	0.53%	0.44%		0.61%	0.51%		0.64%

        The reserve for loan losses totaled $213.3 million, or 1.74% of total loans at September 30, 2003, compared to $212.3 million, or 1.86% of total loans at September 30, 2002 and $213.2 million, or 1.80% of total loans at June 30, 2003. The reserve for loan losses as a percentage of nonperforming loans was 402% at September 30, 2003, compared to 361% at September 30, 2002 and 373% at June 30, 2003. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy for 2004 predict a strengthening of economic conditions. The Company will continue to evaluate these trends and their impact on credit quality and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $13.7 billion in the third quarter of 2003, a $901.8 million (7%) increase from the third quarter of 2002. For the first nine months of 2003 compared to the same period in 2002, average deposits increased $810.2 million (6%) to $13.6 billion. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	Third Quarter 2003			Second Quarter 2003			Third Quarter 2002

($ in millions)	Average Balances	% of Deposits		Average Balances	% of Deposits		Average Balances	% of Deposits

Noninterest-bearing	$3,103.2	22	.6%	$2,909.0	21	.3%	$2,474.2	19	.3%
NOW accounts	385.8	2.8		404.5	3.0		332.3	2.6
Money market deposit accounts	3,174.6	23.1		3,080.9	22.6		2,500.1	19.5
Savings accounts	2,503.0	18.3		2,546.4	18.6		2,585.5	20.2
Other consumer time deposits	2,273.6	16.6		2,335.4	17.1		2,542.0	19.8

Total core deposits	11,440.2	83.4		11,276.2	82.6		10,434.1	81.4

Public fund certificates of
deposit of $100,000 or more	791.7	5.8		905.4	6.6		903.2	7.1
Certificates of deposit of
$100,000 or more	888.1	6.5		930.3	6.8		906.8	7.1
Foreign time deposits	590.3	4.3		551.2	4.0		564.4	4.4

Total deposits	$13,710.3	100	.0%	$13,663.1	100	.0%	$12,808.5	100	.0%

        Average core deposits totaled $11.4 billion in the third quarter of 2003, a $1.0 billion (10%) increase from the third quarter of 2002. Average noninterest-bearing deposits grew $629.0 million and average savings deposits decreased $82.5 million in the third quarter of 2003 compared to the third quarter of 2002. NOW account average balances were up $53.5 million and average money market deposit accounts were up $674.5 million in the third quarter of 2003 compared to the third quarter of 2002. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $570.1 million and average money market deposit accounts were up $157.9 million. Contributing to the increase in average noninterest-bearing deposits was a $328.8 million increase in mortgage-related demand deposits as a result of the high level of refinancing activity. Increases in average noninterest-bearing and NOW account balances also resulted from the marketing of Hibernia’s Completely Free CheckingSM program, discussed below. Average consumer time deposits decreased $268.4 million in the third quarter of 2003 compared to the third quarter of 2002. The decrease in consumer time deposits was primarily the result of the movement of longer-term deposits into more liquid deposit products as interest rates remained low in 2003.

        In March 2002, Hibernia launched a high performance checking campaign, a simplified consumer-checking program that includes Hibernia’s Completely Free CheckingSM product. This program offers gifts to customers who open new personal checking accounts or refer prospects who then open new personal checking accounts. Following the successful introduction of the free checking program for consumers, Hibernia launched Completely Free Small Business CheckingSM in August of 2002. The Completely Free Small Business CheckingSM program, much like the consumer version, eliminates monthly cycle service charges, offers free gifts for new accounts and buys back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These programs include extensive advertising and marketing that continue today and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. These programs continue to substantially increase the number of new account openings, with new consumer checking account openings for the first nine months of 2003 up more than 6% and new small business checking account openings for the first nine months of 2003 up more than 39% when compared to the same periods last year. The high performance checking products are anticipated to continue to grow core deposits in 2003 and beyond. In addition, in September 2003, the Company introduced free online bill pay, which is anticipated to increase deposit account retention.

        Average noncore deposits for the third quarter of 2003 were down $104.3 million from the third quarter of 2002 to $2.3 billion or approximately 17% of total deposits. Average large denomination certificates of deposit decreased $130.2 million compared to the third quarter of 2002 with public funds down $111.5 million. This decrease is due to competitive pricing in the market on public fund certificates of deposit. Average foreign time deposits increased $25.9 million from third quarter 2002.

        Total deposits at September 30, 2003 were $13.5 billion, up $470.5 million (4%) from September 30, 2002. Total noninterest-bearing deposits at September 30, 2003 were $2.9 billion, up $187.3 million (7%) from September 30, 2002.

BORROWINGS

        Average borrowings — which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; and Federal Home Loan Bank (FHLB) advances – increased $417.5 million (25%) to $2.1 billion for the third quarter of 2003 compared to the third quarter of 2002. For the first nine months of 2003 compared to the first nine months of 2002, average borrowings increased $196.7 million (12%) to $1.9 billion. Borrowings at September 30, 2003, totaled $2.1 billion, up 32% from a year ago.

        Average FHLB advances for the third quarter of 2003 totaled $1.4 billion, up from $1.0 billion for the third quarter of 2002. FHLB advances at September 30, 2003, were $1.1 billion, up $99.5 million (10%) compared to $1.0 billion at September 30, 2002. The increase results from the funding of advances in June 2003 totaling $200 million and additional advances in January 2003 and December 2002, each totaling $100 million. These advances were partially offset by the maturity of a $40 million advance in September 2002 and the prepayment of a $300 million advance late in September 2003, discussed below.

        The FHLB may demand payment of $400 million in callable advances at quarterly intervals. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

        Of the FHLB advances outstanding at September 30, 2003 and 2002, $700 million and $600 million, respectively, accrue interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate debt by entering into interest rate swap agreements. These interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay fixed rates. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The Company had interest rate swap agreements outstanding with notional amounts of $400 million and $600 million at September 30, 2003 and 2002, respectively. The estimated negative fair value of these interest rate swap agreements totaled $5.9 million and $33.2 million at September 30, 2003 and 2002, respectively, and are recorded on the balance sheet as liabilities, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreements are accrued monthly and effectively convert the hedged FHLB advances from variable to fixed rates.

        In late September 2003, Hibernia prepaid a five-year $300 million variable-rate FHLB advance from September 2000 and terminated the related interest rate swap agreement. The total cost associated with the prepayment of the FHLB advance and the termination of the related swap was $20.7 million. Although these transactions increased interest expense for the quarter and negatively impacted the net interest margin, this action is expected to reduce interest expense in future quarters based on our interest rate assumptions.

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

        Hibernia routinely runs various interest rate scenarios in order to measure and control the impact on earnings of changes in interest rates. The Company develops scenarios to simulate immediate and sustained parallel interest rate shocks and compares the resulting net interest income to the results of a flat rate scenario. Policy limits the after tax changes in net interest income to 15% of projected 12-month net income. Based on the results of a simulation of a 200-basis-point increase in interest rates at September 30, 2003, the Company would expect an increase in after-tax net interest income of $8.7 million. In the event of a 100-basis-point decrease (utilized in place of a 200-basis-point drop scenario due to the current low interest rate environment), after-tax net interest income would decrease $34.0 million. This projected decline in net interest income results from the limited flexibility to further reduce rates on interest-bearing liabilities, in the current low interest rate environment, should rates continue to decline. Results of both scenarios are within the limits of Hibernia’s policy objective, although there is no assurance that actual results would be the same as the model. In addition, the Company projects an increase in after-tax net interest income of $1.9 million and a decrease of $12.4 million if interest rates gradually increase or decrease, respectively, by 100 basis points over the next year.

        Based on the results of the simulation models at September 30, 2002, the Company would have expected a decrease in after-tax net interest income of $2.4 million in the event of an immediate and sustained 200-basis point parallel interest rate increase. In the event of a 100-basis-point decrease (utilized in place of a 200-basis-point drop scenario due to the low interest rate environment), after-tax net interest income would decrease $8.5 million. At September 30, 2002, the Company projected a decrease in after-tax net interest income of $0.5 million and $1.5 million if interest rates gradually increased or decreased, respectively, by 100 basis points over the next year.

        The level of interest rates also affects the prepayment assumptions used in the valuation of mortgage servicing rights. As an indication of the sensitivity of the fair value of mortgage-servicing rights, at September 30, 2003, an immediate 10% and 25% adverse change in the prepayment speed assumptions would decrease after-tax net income by $3.8 million and $8.6 million, respectively. At September 30, 2003, an immediate 10% and 25% adverse change in the discount rate assumptions would decrease after-tax net income by $2.5 million and $6.1 million, respectively. These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of mortgage servicing rights is calculated without changing any other assumptions; in actuality, changes of one factor may result in changes in another which could magnify or counteract the sensitivities.

        On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts, and forward sales contracts, to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on its own behalf and for customers.

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates a portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $249.8 million and an estimated net negative fair value of $1.7 million were designated as fair value hedges at September 30, 2003. The related hedged mortgage loans held for sale had a principal balance of $249.8 million and were increased by a positive change in fair value of $1.7 million at September 30, 2003, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At September 30, 2003, interest rate lock commitments had a notional amount of $307.9 million with a positive fair value of $4.0 million. The related forward sales contracts had a notional amount of $307.9 million and a net negative fair value of $3.6 million at September 30, 2003.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $2.1 billion at September 30, 2003, with positive fair values of $38.2 million and negative fair values of $33.4 million.

        Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $7.1 million at September 30, 2003, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank (FHLB) advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $400 million. The estimated negative fair value of derivative financial instruments designated as cash flow hedges totaled $5.9 million at September 30, 2003.

RESULTS OF OPERATIONS:

        Net income for the third quarter of 2003 totaled $69.3 million ($0.45 per common share), up 10% compared to $63.2 million ($0.40 per common share) for the third quarter of 2002. Net income for the nine months ended September 30, 2003 totaled $186.8 million ($1.21 per common share), up 1% compared to $184.9 million ($1.18 per common share). Earnings per common share assuming dilution was $0.44 for the third quarter of 2003 and $1.19 for the first nine months of 2003 compared to $0.40 and $1.15, respectively, in the same periods of 2002. Explanations of these net increases are detailed below.

        Management continues to believe that 2003 earnings per common share assuming dilution may be closer to the low end of the range of the Company’s guidance, which is $1.63 to $1.69. This guidance does not include any more temporary impairment or reversal of mortgage servicing rights impairment in the fourth quarter, although either of these may occur.

NET INTEREST INCOME

        Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the third quarter of 2003 totaled $151.5 million, a $32.7 million decrease from the third quarter of 2002. Taxable-equivalent net interest income for the first nine months of 2003 totaled $500.5 million, a $33.5 million decrease from the first nine months of 2002. Included in interest expense for the third quarter of 2003 is $20.7 million in charges related to the prepayment of a $300 million FHLB advance and termination of the related interest rate swap, discussed further in the “Borrowings” section of this analysis. Included in interest income for the third quarter of 2002 is a $3.9 million prepayment fee on a commercial loan.

        The decrease in net interest income for the third quarter of 2003 from the third quarter of 2002 is the result of both the FHLB transactions and yields on interest-earning assets decreasing more than the rates on interest-bearing liabilities. The average yield on earning assets declined 125 basis points while the average cost on interest-bearing liabilities decreased four basis points from the third quarter of 2002 compared to the same period in 2003. The decreases in the Company’s earning asset yields were caused by the continued downward repricing of loans and the decreasing yields on the investment portfolio as higher rate securities pay down or mature and are replaced by lower-yielding securities in this current low interest rate environment, along with the effect of a 25 basis point drop in the federal funds rate at the end of June 2003. The FHLB transactions increased the average cost on interest-bearing liabilities 65 basis points in the third quarter of 2003. In addition, the rates on interest-bearing deposits have limited downward movement since many have already reached their floor.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2003						2002

(Percentage of average balances)	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter

Commercial loans	17	.6%	17	.6%	17	.9%	18	.0%	18	.5%
Small business loans	15.5		15.5		15.7		16.3		16.6
Consumer loans	39.4		38.7		38.8		39.5		39.7

Total loans	72.5		71.8		72.4		73.8		74.8

Securities available for sale	22.2		23.3		21.8		19.8		20.2
Securities held to maturity	0.5		0.7		0.8		1.1		1.3

Total securities	22.7		24.0		22.6		20.9		21.5

Short-term investments	1.8		0.9		2.4		1.9		1.2
Mortgage loans held for sale	3.0		3.3		2.6		3.4		2.5

Total interest-earning assets	100	.0%	100	.0%	100	.0%	100	.0%	100	.0%

        The net interest margin was 3.65% for the third quarter of 2003, a decrease of 117 basis points from the third quarter of 2002 and 67 basis points from the second quarter of 2003. The third-quarter 2003 margin was negatively impacted by 50 basis points as a result of the FHLB transactions, discussed previously. The remainder of the decline in the margin was a result of expected third-quarter margin compression.

        Under management’s current assumptions, the fourth-quarter 2003 margin is expected to remain relatively flat from the third quarter excluding the 50 basis point effect of the FHLB transactions.

        Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2003						2002

	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter

Yield on earning assets	5	.41%	5	.74%	5	.93%	6	.25%	6	.66%
Rate on interest-bearing liabilities	2.29		1.83		1.93		2.12		2.33

Net interest spread	3.12		3.91		4.00		4.13		4.33
Contribution of
noninterest-bearing funds	0.53		0.41		0.42		0.47		0.49

Net interest margin	3	.65%	4	.32%	4	.42%	4	.60%	4	.82%

Noninterest-bearing funds
supporting earning assets	23	.17%	22	.58%	21	.56%	22	.24%	21	.09%

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 2003 and the second quarter of 2003 and between the third quarter of 2003 and the third quarter of 2002. The analysis of Consolidated Average Balances, Interest and Rates on pages 32 and 33 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended September 30, 2003, June 30, 2003 and September 30, 2002 and the first nine months of 2003 and 2002.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	Third Quarter 2003 Compared to:

	Second Quarter 2003			Third Quarter 2002

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent
interest earned on:
Commercial loans	$501	$(1,313)	$(812)	$1,230	$(10,225)	$(8,995)
Small business loans	767	(1,064)	(297)	837	(5,990)	(5,153)
Consumer loans	3,376	(4,492)	(1,116)	8,449	(14,895)	(6,446)

Loans	4,644	(6,869)	(2,225)	10,516	(31,110)	(20,594)

Securities available for sale	(1,430)	(4,262)	(5,692)	7,082	(15,227)	(8,145)
Securities held to maturity	(282)	(60)	(342)	(1,405)	(235)	(1,640)

Securities	(1,712)	(4,322)	(6,034)	5,677	(15,462)	(9,785)

Short-term investments	551	(260)	291	551	(791)	(240)
Mortgage loans held for sale	(619)	103	(516)	1,616	(973)	643

Total	2,864	(11,348)	(8,484)	18,360	(48,336)	(29,976)

Interest paid on:
NOW accounts	(37)	(190)	(227)	138	(498)	(360)
Money market deposit accounts	182	(670)	(488)	1,568	(2,807)	(1,239)
Savings accounts	(86)	(1,260)	(1,346)	(257)	(4,259)	(4,516)
Other consumer time deposits	(448)	(673)	(1,121)	(2,267)	(4,748)	(7,015)
Public fund certificates of
deposit of $100,000 or more	(450)	(673)	(1,123)	(599)	(2,019)	(2,618)
Certificates of deposit
of $100,000 or more	(312)	(44)	(356)	(164)	(1,367)	(1,531)
Foreign deposits	101	(327)	(226)	96	(1,004)	(908)
Federal funds purchased	(173)	(87)	(260)	67	(129)	(62)
Repurchase agreements	285	(617)	(332)	174	(1,265)	(1,091)
Federal Home Loan Bank advances	2,260	18,768	21,028	5,508	16,533	22,041

Total	1,322	14,227	15,549	4,264	(1,563)	2,701

Taxable-equivalent
net interest income	$1,542	$(25,575)	$(24,033)	$14,096	$(46,773)	$(32,677)

(1)	Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Third Quarter 2003			Second Quarter 2003

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,902.2	$ 31,734	4.34%	$ 2,857.7	$ 32,546	4.57%
Small business loans	2,567.1	40,834	6.31	2,519.6	41,131	6.55
Consumer loans	6,505.2	109,728	6.70	6,309.6	110,844	7.04

Total loans (2)	11,974.5	182,296	6.04	11,686.9	184,521	6.33

Securities available for sale	3,659.3	33,914	3.71	3,800.5	39,606	4.17
Securities held to maturity	84.8	1,092	5.15	106.6	1,434	5.38

Total securities	3,744.1	35,006	3.74	3,907.1	41,040	4.20

Short-term investments	296.1	965	1.29	142.6	674	1.90
Mortgage loans held for sale	498.7	6,426	5.15	546.8	6,942	5.08

Total interest-earning assets	16,513.4	$ 224,693	5.41%	16,283.4	$ 233,177	5.74%

Reserve for loan losses	(213.8)			(214.2)
Noninterest-earning assets:
Cash and due from banks	608.7			596.8
Trade-date securities available for sale	112.1			109.9
Other assets	898.4			886.0

Total noninterest-earning assets	1,619.2			1,592.7

Total assets	$ 17,918.8			$ 17,661.9

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 385.8	$ 611	0.63%	$ 404.5	$ 838	0.83%
Money market deposit accounts	3,174.6	5,625	0.70	3,080.9	6,113	0.80
Savings accounts	2,503.0	3,785	0.60	2,546.4	5,131	0.81
Other consumer time deposits	2,273.6	16,106	2.81	2,335.4	17,227	2.96
Public fund certificates of deposit
of $100,000 or more	791.7	2,748	1.38	905.4	3,871	1.71
Certificates of deposit of $100,000 or more	888.1	6,574	2.94	930.3	6,930	2.99
Foreign time deposits	590.3	1,276	0.86	551.2	1,502	1.09

Total interest-bearing deposits	10,607.1	36,725	1.37	10,754.1	41,612	1.55

Short-term borrowings:
Federal funds purchased	85.4	191	0.89	155.4	451	1.17
Repurchase agreements	610.0	950	0.62	482.3	1,282	1.07
Federal Home Loan Bank advances	1,385.6	35,352	10.12	1,215.2	14,324	4.73

Total interest-bearing liabilities	12,688.1	$ 73,218	2.29%	12,607.0	$ 57,669	1.83%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,103.2			2,909.0
Other liabilities	430.2			423.9

Total noninterest-bearing liabilities	3,533.4			3,332.9

Total shareholders' equity	1,697.3			1,722.0

Total liabilities and shareholders' equity	$ 17,918.8			$ 17,661.9

SPREAD AND NET YIELD
Interest rate spread			3.12%			3.91%
Cost of funds supporting interest-earning assets			1.76%			1.42%
Net interest income/margin		$ 151,475	3.65%		$ 175,508	4.32%

(1)     Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Third Quarter 2002

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,814.8	$ 40,729	5.74%
Small business loans	2,520.6	45,987	7.24
Consumer loans	6,043.9	116,174	7.64

Total loans (2)	11,379.3	202,890	7.08

Securities available for sale	3,071.5	42,059	5.48
Securities held to maturity	192.3	2,732	5.68

Total securities	3,263.8	44,791	5.49

Short-term investments	180.8	1,205	2.65
Mortgage loans held for sale	380.4	5,783	6.08

Total interest-earning assets	15,204.3	$ 254,669	6.66%

Reserve for loan losses	(211.8)
Noninterest-earning assets:
Cash and due from banks	525.2
Trade-date securities available for sale	109.8
Other assets	827.2

Total noninterest-earning assets	1,462.2

Total assets	$ 16,454.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 332.3	$ 971	1.16%
Money market deposit accounts	2,500.1	6,864	1.09
Savings accounts	2,585.5	8,301	1.27
Other consumer time deposits	2,542.0	23,121	3.61
Public fund certificates of deposit
of $100,000 or more	903.2	5,366	2.36
Certificates of deposit of $100,000 or more	906.8	8,105	3.55
Foreign time deposits	564.4	2,184	1.53

Total interest-bearing deposits	10,334.3	54,912	2.11

Short-term borrowings:
Federal funds purchased	64.5	253	1.56
Repurchase agreements	558.3	2,041	1.45
Federal Home Loan Bank advances	1,040.7	13,311	5.07

Total interest-bearing liabilities	11,997.8	$ 70,517	2.33%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,474.2
Other liabilities	353.6

Total noninterest-bearing liabilities	2,827.8

Total shareholders' equity	1,629.1

Total liabilities and shareholders' equity	$ 16,454.7

SPREAD AND NET YIELD
Interest rate spread			4.33%
Cost of funds supporting interest-earning assets			1.84%
Net interest income/margin		$ 184,152	4.82%

(1)     Based on the statutory income tax rate of 35%.
(2)     Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,865.9	$ 96,394	4.50%	$ 2,860.7	$ 115,335	5.39%
Small business loans	2,525.7	123,527	6.54	2,484.8	138,242	7.44
Consumer loans	6,321.7	330,758	6.99	5,889.4	342,077	7.76

Total loans (2)	11,713.3	550,679	6.28	11,234.9	595,654	7.09

Securities available for sale	3,637.1	113,590	4.16	3,086.5	126,054	5.45
Securities held to maturity	107.2	4,324	5.38	215.1	9,390	5.82

Total securities	3,744.3	117,914	4.20	3,301.6	135,444	5.47

Short-term investments	273.8	3,016	1.47	263.3	4,809	2.44
Mortgage loans held for sale	487.6	18,847	5.15	353.3	16,760	6.32

Total interest-earning assets	16,219.0	$ 690,456	5.69%	15,153.1	$ 752,667	6.64%

Reserve for loan losses	(213.7)			(207.5)
Noninterest-earning assets:
Cash and due from banks	601.0			533.9
Trade-date securities available for sale	199.2			126.9
Other assets	876.5			812.5

Total noninterest-earning assets	1,676.7			1,473.3

Total assets	$ 17,682.0			$ 16,418.9

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 396.4	$ 2,212	0.75%	$ 341.8	$ 3,164	1.24%
Money market deposit accounts	3,073.3	17,447	0.76	2,517.0	20,986	1.11
Savings accounts	2,543.0	14,432	0.76	2,629.0	25,577	1.30
Other consumer time deposits	2,333.5	51,683	2.96	2,551.6	74,203	3.89
Public fund certificates of deposit
of $100,000 or more	870.7	10,913	1.68	898.8	16,340	2.43
Certificates of deposit of $100,000 or more	915.6	20,659	3.02	873.1	24,811	3.80
Foreign time deposits	557.4	4,311	1.03	555.5	6,471	1.56

Total interest-bearing deposits	10,689.9	121,657	1.52	10,366.8	171,552	2.21

Short-term borrowings:
Federal funds purchased	101.1	800	1.06	78.4	905	1.54
Repurchase agreements	520.7	3,574	0.92	570.0	6,306	1.48
Federal Home Loan Bank advances	1,265.4	63,883	6.75	1,042.1	39,838	5.11

Total interest-bearing liabilities	12,577.1	$ 189,914	2.02%	12,057.3	$ 218,601	2.42%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,903.3			2,416.2
Other liabilities	495.7			339.3

Total noninterest-bearing liabilities	3,399.0			2,755.5

Total shareholders' equity	1,705.9			1,606.1

Total liabilities and shareholders' equity	$ 17,682.0			$ 16,418.9

SPREAD AND NET YIELD
Interest rate spread			3.67%			4.22%
Cost of funds supporting interest-earning assets			1.57%			1.93%
Net interest income/margin		$ 500,542	4.12%		$ 534,066	4.71%

(1)     Based on the statutory income tax rate of 35%.
(2)    Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the third quarter of 2003 was $122.5 million compared to $67.6 million in the same period of 2002. For the first nine months of 2003 compared to the same period in 2002, noninterest income was up $47.7 million (21%) to $271.7 million. The major categories of noninterest income for the three and nine months ended September 30, 2003 and 2002 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended			Nine Months Ended

($ in thousands)	Sept. 30 2003	Sept. 30 2002	Percentage Increase (Decrease)	Sept. 30 2003	Sept. 30 2002	Percentage Increase (Decrease)

Service charges on deposits	$40,974	$35,998	14%	$115,229	$101,713	13%
Card-related fees	12,483	10,319	21%	36,210	29,088	24%
Mortgage banking:
Mortgage loan origination and servicing fees	9,404	9,288	1%	28,088	26,163	7%
Amortization of mortgage servicing rights	(9,262)	(8,028)	15%	(35,716)	(18,702)	91%
Provision for temporary impairment of
mortgage servicing rights	27,500	(13,499)	(304)%	(15,000)	(15,199)	(1)%
Gain on sales of mortgage loans	16,748	3,498	379%	48,154	15,598	209%

Total mortgage banking	44,390	(8,741)	608%	25,526	7,860	225%

Retail investment fees	6,665	8,028	(17)%	20,327	24,288	(16)%
Trust fees	5,915	6,027	(2)%	17,539	18,701	(6)%
Insurance	4,914	4,289	15%	14,241	12,277	16%
Investment banking	2,914	2,965	(2)%	9,359	11,724	(20)%
Other service, collection and exchange charges	4,775	4,707	1%	14,713	14,977	(2)%
Other operating income:
Mortgage loan derivative income	(774)	359	(316)%	(266)	501	(153)%
Derivative income from interest rate contracts	727	619	17%	2,201	1,600	38%
Other income	4,403	4,429	(1)%	11,245	12,614	(11)%

Total other operating income	4,356	5,407	(19)%	13,180	14,715	(10)%

Securities gains (losses), net	(4,859)	(1,399)	(247)%	5,341	(11,370)	147%

Total noninterest income	$122,527	$67,600	81%	$271,665	$223,973	21%

        Service charges on deposits increased $5.0 million (14%) for the third quarter and $13.5 million (13%) for the first nine months of 2003 over the comparable periods in 2002. This change was the result of growth in transaction-based fees due to an increased number of accounts resulting from the high performance checking campaigns launched in 2002 and increased account related fee revenue due to other revenue initiatives implemented in the past year. Fees from treasury management products and services also increased compared to the prior year. These increases were partially offset by declines in fees as a result of new deposit products featuring no service charges.

        Card-related fees increased $2.2 million (21%) for the third quarter and $7.1 million (24%) for the first nine months of 2003 over the same periods in 2002. These increases resulted from fees generated by Hibernia’s debit and credit cards and annual card fees from the consumer and small business high performance checking products launched in 2002.

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

        Total mortgage banking increased $53.1 million (680%) in the third quarter and $17.7 million (225%) for the first nine months of 2003 compared to the same periods in 2002.

        Mortgage loan origination and servicing fees increased $0.1 million (1%) in the third quarter and $1.9 million (7%) for the first nine months of 2003 compared to the same periods in 2002. The increase in these mortgage fees resulted from increased mortgage activity due to favorable interest rates during 2003. In the third quarter and first nine months of 2003, Hibernia originated $1.9 billion and $5.5 billion, respectively, in residential first mortgages compared to $1.4 billion and $3.5 billion, respectively, in the third quarter and first nine months of 2002. The volume of mortgage loans serviced for third parties increased to $10.1 billion at September 30, 2003 compared to $8.5 billion at September 30, 2002.

        Amortization of mortgage servicing rights, a non-cash expense, increased $1.2 million (15%) to $9.3 million in the third quarter and $17.0 million (91%) to $35.7 million for the first nine months of 2003 from the same periods in 2002. The increase for the quarter is the result of a higher volume of mortgage loans serviced. The increase for the year is the result of increased volume of mortgage loans serviced as well as shorter expected lives of the loans serviced. In the third quarter of 2003, the Company reversed $27.5 million of previously recorded temporary impairment expense. Year-to-date, the Company recorded net provision for temporary impairment expense of $15.0 million. The provision for temporary impairment of mortgage servicing rights totaled $13.5 million for the third quarter and $15.2 million for the first nine months of 2002. These non-cash provisions and the reversal are due to changes in the actual and expected speeds of mortgage loan prepayments resulting from the fluctuating interest rate environment. In the third quarter and year-to-date 2003, the Company reclassified $6.0 million and $25.9 million, respectively, of mortgage servicing rights impairment from temporary to permanent, which reduced the impairment reserve and the mortgage servicing rights balance. At September 30, 2003, the impairment reserve totaled $27.6 million compared to $30.5 million at September 30, 2002. Future increases in interest rates and/or slower than expected prepayment speeds could result in a reversal of the temporary impairment reserve. Conversely, future decreases in interest rates and/or faster than expected prepayment speeds could necessitate an increase in the temporary impairment reserve and could result in additional permanent impairment.

        Amortization of mortgage servicing rights and the provision for temporary impairment of mortgage servicing rights are calculated using the present value of expected future cash flows. This cash flow analysis is performed using various assumptions including estimated and future prepayment speeds, discount rates and servicing costs. The Company uses national prepayment speed assumptions and adjusts these assumptions to approximate actual prepayment behavior of its own portfolio with information obtained from an independent third party. Actual results may vary from these assumptions. Table 11 provides selected third party mortgage servicing portfolio data for the most recent five quarters.

TABLE 11 - THIRD PARTY MORTGAGE SERVICING PORTFOLIO DATA

	2003			2002

($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Third party servicing portfolio	$10,062,168	$9,810,180	$9,370,907	$8,971,247	$8,476,363
Weighted average annual note rate	6.12%	6.37%	6.56%	6.80%	6.87%
Capitalized mortgage servicing rights, net	$123,065	$88,439	$106,610	$114,403	$109,414
Mortgage servicing rights as a percentage
of servicing portfolio	1.22%	0.90%	1.14%	1.28%	1.29%
Average annual servicing fee (basis points)	27.4	27.7	27.8	28.0	28.1
Mortgage servicing rights as a multiple
of average annual servicing fee	4.46x	3.25x	4.09x	4.55x	4.59x
Weighted average annual
constant prepayment rate	14.2%	35.2%	29.1%	26.0%	19.9%
Weighted average annual discount rate	9.3%	9.3%	9.3%	9.3%	9.9%
Weighted average life (months)	78	33	39	44	58

        In measuring the impairment of mortgage servicing rights, loans in Hibernia’s servicing portfolio are grouped in tranches stratified on the basis of certain risk characteristics, including loan type, rate type (fixed vs. adjustable) and interest rate. Impairment is measured by estimating the fair value of each tranche. An impairment allowance for a tranche is recorded when, and in the amount by which, its fair value is less that its carrying value. Table 12 details the stratification of mortgage servicing rights, including the related prepayment speed assumptions, at September 30, 2003.

TABLE 12 - STRATIFICATION OF MORTGAGE SERVICING RIGHTS

($ in thousands)	September 30, 2003

Loan type	Rate Band	Gross Book Value	Impairment Reserve	Net Book Value	Estimated Fair Value	Weighted Average Life (months)	Weighted Average Annual Constant Prepayment Rate

Adjustable	All loans	$1,156	$(265)	$891	$891	39	26.3%
Conventional	6.75% and lower	107,307	(15,927)	91,380	91,380	91	12.1%
Conventional	6.76% to 8.25%	25,622	(8,636)	16,986	16,986	42	25.1%
Conventional	8.26% and higher	453	(57)	396	396	29	30.5%
Governmental	6.75% and lower	7,144	--	7,144	7,954	101	11.3%
Governmental	6.76% to 8.25%	8,406	(2,622)	5,784	5,784	44	23.5%
Governmental	8.26% and higher	598	(114)	484	484	37	26.7%

		$150,686	$(27,621)	$123,065	$123,875	78	14.2%

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

TABLE 13 - SENSITIVITY ANALYSIS OF MORTGAGE SERVICING RIGHTS

($ in thousands)	September 30, 2003

Fair value of mortgage servicing rights	$123,875
Weighted average life (months)	78
Weighted average annual constant prepayment rate assumption	14.2%
Weighted average annual discount rate	9.3%
Impact on fair value of 10% adverse change in prepayment rate assumptions	$(5,793)
Impact on fair value of 25% adverse change in prepayment rate assumptions	$(13,220)
Impact on fair value of 10% adverse change in discount rate assumptions	$(3,888)
Impact on fair value of 25% adverse change in discount rate assumptions	$(9,322)

        Gain on sales of mortgage loans increased $13.3 million (379%) in the third quarter and $32.6 million (209%) for the first nine months of 2003 compared to the same periods in 2002. These increases were due to the interest rate environment, resulting in an increase in the volume of fixed-rate loans, which are generally sold with servicing rights retained.

        Retail investment service fees decreased $1.4 million (17%) in the third quarter and $4.0 million (16%) for the first nine months of 2003 over the comparable periods in 2002. The decrease was due to market conditions which resulted in a reduction in the sales of fixed annuities, mutual funds and discount brokerage services.

        Trust fees decreased $0.1 million (2%) in the third quarter and $1.2 million (6%) for the first nine months of 2003 compared to the same periods in 2002. These decreases were due to fluctuations in stock market indices which directly affect trust account values and the associated asset management fees. To remain competitive in the marketplace, certain trust fees were also reduced in 2003.

        Hibernia National Bank manages mutual funds and, through a wholly-owned subsidiary, acts as a broker in providing access to mutual funds and variable annuities, but does not underwrite annuities. Through an insurance subsidiary of Hibernia Corporation, the Company also provides access to fixed annuities. Income from the sale and servicing of mutual funds and annuities totaled $6.3 million for the third quarter and $19.4 million for the first nine months of 2003, a decrease of $1.4 million (18%) from the third quarter of 2002 and a decrease of $3.6 million (16%) from the first nine months of 2002. These commissions and fees are included in retail investment and trust fees, discussed above.

        Fees from insurance increased $0.6 million (15%) in the third quarter and $2.0 million (16%) for the first nine months of 2003 compared to the same periods in 2002. These increases were due to increased property and casualty commissions, as well as higher life and health commission income in 2003.

        Investment banking income decreased $0.1 million (2%) in the third quarter and $2.4 million (20%) for the first nine months of 2003 compared to the same periods in 2002. These decreases were due to lower levels of commission income and decreased investment banking transactions in 2003, partially offset by an increase in corporate underwriting bond income of $1.3 million for the year.

        Other operating income decreased $1.1 million (19%) in the third quarter and $1.5 (10%) million for the first nine months of 2003 compared to the same periods in 2002. The decrease in the third quarter 2003 compared to 2002 is due to higher mortgage derivative income in 2002 resulting from a lower mortgage pipeline at September 30, 2003, compared to the prior year. This derivative loss is offset by gains on sales of mortgage loans. The decrease for the first nine months is due to losses on premises and equipment of $0.9 million and an $0.8 million accrual for residual value losses on the leased auto portfolio.

        The Company had net securities losses of $4.9 million in the third quarter and net securities gains of $5.3 million for the first nine months of 2003, compared to net securities losses of $1.4 million for the third quarter and $11.4 million for the first nine months of 2002. The net securities loss for the third quarter of 2003 was primarily due to $5.4 million of losses associated with the sale of $25.0 million of Fannie Mae preferred stock, partially offset by private equity securities gains of $0.4 million. The year-to-date net securities gain includes gains of $9.9 million related to the sale of $293.7 million of mortgage-backed and collateral mortgage obligation securities in June 2003, partially offset by the writedown for permanent impairment of private equity securities of $0.1 million. The losses in 2002 were due to writedowns for permanent impairment of private equity investments totaling $1.5 million for the quarter and $12.0 million year-to-date, offset by net gains of $0.1 million for the quarter and year-to-date and a $0.5 million private equity gain year-to-date.

        The Company’s private equity investments are valued at current fair value as determined by the Company’s management. In establishing these values, the Company’s management considers, among other factors, the cost of the investment to the Company, developments since the acquisition of the investment, the financial condition and operating results of the investee, the long-term potential of the business of the investee, the quoted price of securities that are publicly traded, recent arm’s-length transactions involving similar securities, and expected initial public offering prices. On investments for which there is no public market, the Company, in making its valuations, has relied on financial data of the investees and, in many instances, on estimates by the Board of Directors and management of the investee companies as to the potential effect of future developments. Because of the inherent uncertainty in these valuations, those estimated fair values may differ significantly from the values that would have been derived had a ready market for the portfolio securities existed.

        The private equity portfolio totaled $7.1 million and $24.5 million at September 30, 2003 and 2002, respectively. During the third quarter of 2003, after discussions with regulatory authorities, Hibernia reclassified an energy asset totaling $14.2 million that had been part of the Company’s private equity portfolio to “other foreclosed assets,” and designated it as “held for sale,” which resulted in a $9.6 million valuation adjustment and added $4.6 million to nonperforming assets.

        While the Company does not plan any new private equity investments, there will be instances when additional funding of existing investments is required. The Company has current commitments for existing private-equity investments totaling $4.8 million, for a total outstanding and commitments of $11.9 million. For the nine months ended September 30, 2003 and 2002, the Company funded $3.2 million and $7.4 million, respectively, to these existing private equity investments.

NONINTEREST EXPENSE

        For the third quarter of 2003, noninterest expense totaled $149.9 million, a $14.0 million (10%) increase from the third quarter of 2002. For the first nine months of 2003 compared to the same period in 2002, noninterest expense was up $29.8 million (7%) to $432.8 million. Included in noninterest expense for the year is $5.2 million related to the reduction in force announced in April 2003. Noninterest expense for the three months and nine months ended September 30, 2003 and 2002 is presented by major category in Table 14.

        Staff costs, which represent the largest component of noninterest expense, increased $3.1 million (4%) in the third quarter and $11.9 million (6%) for the first nine months of 2003 as compared to the same periods a year ago. The increase for the quarter was due to higher incentives, primarily in the mortgage banking arena related to increased volume, increased medical insurance expense and higher temporary personnel service costs. Factors contributing to the year-to-date increase included $5.1 million in non-recurring expenses associated with the workforce reduction in second-quarter 2003, increased mortgage banking incentives, annual wage increases and higher medical insurance expense.

        Occupancy and equipment expenses increased $0.8 million (4%) to $17.8 million for the third quarter and $2.1 million (4%) to $53.2 million for the first nine months of 2003 compared to the same periods in 2002. Occupancy and equipment costs were higher in 2003 due to increased depreciation, utilities and maintenance expenses.

        Data processing expenses increased $0.7 million (8%) to $9.1 million for the third quarter and $2.1 million (8%) to $27.4 million for the first nine months of 2003 compared to the same periods in 2002. These increases are due to higher outside data processing expenses and increased software maintenance expenses in 2003 as compared to the year ago periods.

TABLE 14 - NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended

($ in thousands)	Sept. 30 2003	Sept. 30 2002	Percentage Increase (Decrease)	Sept. 30 2003	Sept. 30 2002	Percentage Increase (Decrease)

Salaries	$63,332	$61,207	3%	$189,483	$180,868	5%
Benefits	12,424	11,400	9%	39,124	35,798	9%

Total staff costs	75,756	72,607	4%	228,607	216,666	6%

Occupancy, net	9,571	9,349	2%	28,682	27,524	4%
Equipment	8,245	7,704	7%	24,526	23,547	4%

Total occupancy and equipment	17,816	17,053	4%	53,208	51,071	4%

Data processing	9,117	8,459	8%	27,430	25,315	8%
Advertising and promotional expenses	5,786	6,035	(4)%	18,226	16,434	11%
Amortization of intangibles	1,240	1,453	(15)%	3,864	4,550	(15)%
Foreclosed property expense, net	9,650	397	N/M %	9,707	636	N/M %
Telecommunications	2,301	2,330	(1)%	6,928	6,856	1%
Postage	2,080	1,956	6%	6,067	5,707	6%
Stationery and supplies	1,860	2,096	(11)%	6,138	6,291	(2)%
Professional fees	1,707	2,542	(33)%	6,053	7,215	(16)%
State taxes on equity	4,306	4,073	6%	12,981	11,702	11%
Regulatory expense	1,089	1,019	7%	3,214	3,137	2%
Loan collection expense	2,457	2,608	(6)%	7,085	7,210	(2)%
Other	14,687	13,184	11%	43,270	40,211	8%

Total noninterest expense	$149,852	$135,812	10%	$432,778	$403,001	7%

Efficiency ratio (1)	53.74%	53.65%		56.43%	52.38%

(1)     Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

        Advertising and promotional expenses decreased $0.2 million (4%) to $5.8 million for the third quarter and increased $1.8 million (11%) to $18.2 million for the first nine months of 2003 compared to the same periods in 2002. The increase from the prior year was due to increased marketing expenses associated with the promotion of the high performance checking products.

        Foreclosed property expense increased $9.3 million to $9.7 million for the third quarter and $9.1 million to $9.7 million for the first nine months of 2003 compared to the same periods in 2002. This increase is due to the writedown of an energy asset reclassified from private equity investments to other foreclosed assets, which is designated as held for sale, resulting in a $9.6 million valuation adjustment.

        Professional fees decreased $0.8 million (33%) to $1.7 million for the third quarter and $1.2 million (16%) to $6.1 million for the first nine months of 2003 compared to the same periods in 2002. The decrease was due to a contingency fee associated with certain revenue enhancement initiatives and higher consulting fees related to high performance checking products in 2002.

        State taxes on equity increased $0.2 million (6%) for the third quarter and $1.3 million (11%) for the first nine months of 2003 compared to the same periods of 2002, due to the Company’s increased level of bank equity.

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the third quarter of 2003 was 53.74% compared to 53.65% for the third quarter of 2002. The ratio for the first nine months of 2003 was 56.43% compared to 52.38% for the first nine months of 2002. The efficiency ratio in the third quarter of 2003 was negatively impacted by the $20.7 million in charges related to prepayment of a $300 million FHLB advance and termination of a related interest-rate swap and the $9.6 million valuation adjustment of an energy asset that was reclassified to foreclosed assets from the private-equity portfolio, partially offset by the $27.5 million reversal of a portion of the reserve for temporary impairment of mortgage servicing rights. The efficiency ratio for the first nine months of 2003 was negatively impacted by the FHLB transactions of $20.7 million, a net provision for the reserve for temporary impairment of mortgage servicing rights of $15.0 million, the valuation adjustment of the energy asset of $9.6 million and the non-recurring charges relating to the workforce reduction in second-quarter 2003 totaling $6.1 million, partially offset by a gain on sale of portfolio mortgage loans of $5.2 million. As discussed earlier, effective in the first quarter of 2003, amortization of mortgage servicing rights and the provision for temporary impairment of mortgage servicing rights were reclassified from noninterest expense to noninterest income. While the reclassification of prior periods did not affect net income, it did have a positive effect on the efficiency ratio.

        Hibernia implemented expense initiatives designed to reduce spending levels across the Company beginning in the second quarter of 2003. First among these initiatives was a company-wide reduction in workforce implemented in the second quarter of 2003. In addition, other cost saving measures have been implemented targeting employee-related expenses, marketing, hardware and software, incentives that are not directly related to sales and many other expenses. Hibernia remains focused on controlling expenses.

INCOME TAXES

        The Company recorded $37.2 million in income tax expense in the third quarter of 2003, a $4.5 million (14%) increase from $32.7 million in the third quarter of 2002. For the first nine months of 2003, income tax expense totaled $100.6 million, a $2.4 million (2%) increase from $98.2 million for the first nine months of 2002. The Company’s effective tax rate for the third quarter of 2003 was 34.9% as compared to 34.1% for the third quarter of 2002. For the first nine months of 2003, the Company’s effective tax rate was 35.0% as compared to 34.7% for the same period of 2002.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

        The Company’s segment information is presented by line of business with each line providing various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial, and Investments and Public Funds. The Consumer segment provides individuals with comprehensive products and services, including mortgage and other loans, deposit accounts, trust and investment management, brokerage, and life and health insurance. The Small Business and Commercial segments provide business entities with comprehensive products and services, including loans, deposit accounts, leasing, treasury management, investment banking, property and casualty insurance and private equity investments. The Small Business segment provides products and services to mid-size and smaller business entities and the Commercial segment provides products and services to larger business entities. The Investments and Public Funds segment includes the management of public entity deposits and provides the treasury function for the Company by managing the investment portfolio, interest rate risk, and liquidity and funding positions. The Other segment includes the areas of support services and facilities management. Segment net income for the first nine months of 2003 and 2002 is presented in Table 15.

TABLE 15 - SEGMENT RESULTS

	Nine Months Ended

($ in thousands)	Sept. 30 2003	Sept. 30 2002	Percentage Increase (Decrease)

Consumer	$ 134,354	$ 93,271	44%
Small Business	35,274	32,376	9
Commercial	30,218	20,311	49
Investments and Public Funds	(21)	38,464	(100)
Other	(15,236)	(2,421)	(529)

Segment total	184,589	182,001	1
Reconciling items(1)	2,254	2,926	(23)

Total net income	$ 186,843	$ 184,927	1%

(1)For a discussion of reconciling items refer to Note 5 of the consolidated financial statements.

        Net income for the Consumer segment was $134.4 million for the first nine months of 2003, up $41.1 million (44%) from $93.3 million for the first nine months of 2002. The increase in the Consumer segment net income is primarily due to increases in the mortgage and retail areas. The increase in the mortgage area was due to the increased volume of mortgage loans originated due to the favorable rate environment, while the retail banking area benefited from growth in transaction-based fees related to increased number of accounts from the high performance checking products and other revenue initiatives. The Small Business segment net income was up $2.9 million (9%) to $35.3 million for the first nine months of 2003 from $32.4 million for the same period in 2002. The Commercial segment net income increased $9.9 million (49%) to $30.2 million for the first nine months of 2003 from $20.3 million for the same period of 2002. The increases in the Small Business and Commercial segments were due in part to reductions in the provision for loan losses resulting from improved asset quality. The Investments and Public Funds segment net income was down $38.5 million (100%) for the first nine months of 2003 compared to the same period in 2002. The decrease in net income for this segment is due to a decline in net interest income as the Company experienced margin compression in the low interest rate environment. Other segment net losses totaled $15.2 million for the first nine months of 2003 compared to $2.4 million in 2002. This segment was negatively impacted by the $20.7 million of charges related to the prepayment of a $300 million FHLB advance and termination of the related interest rate swap, discussed earlier, and $6.1 million of charges related to the reduction in force in the second quarter of 2003.

CAPITAL

        Shareholders’ equity totaled $1,726.9 million at September 30, 2003, up $79.1 million (5%) compared to $1,647.8 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $251.8 million and the issuance of $19.6 million of common stock, partially offset by the declaration of $93.2 million in dividends on common stock, the acquisition of $90.4 million of treasury stock and a decrease in accumulated other comprehensive income of $18.8 million.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 16 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 16 - CAPITAL

($ in millions)	Sept. 30 2003		June 30 2003		March 31 2003		Dec. 31 2002		Sept. 30 2002

Risk-based capital:
Tier 1	$1,471.3		$1,459.8		$1,434.7		$1,412.3		$1,376.5
Total	1,646.6		1,636.7		1,605.1		1,580.0		1,538.5
Assets:
Quarterly average assets (1)	17,686.3		17,398.9		17,192.9		16,715.3		16,187.4
Net risk-adjusted assets	13,981.7		14,111.3		13,584.3		13,367.1		12,903.7
Ratios:
Tier 1 risk-based capital	10.5	2%	10.3	5%	10.5	6%	10.5	7%	10.6	7%
Total risk-based capital	11.7	8%	11.6	0%	11.8	2%	11.8	2%	11.9	2%
Leverage	8.3	2%	8.3	9%	8.3	4%	8.4	5%	8.5	0%

(1)     Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        In the third quarter of 2003, the Company repurchased approximately 1.8 million shares of its common stock at a cumulative weighted average price of $20.02 under previously announced buyback plans. Under the current plan, the Company can repurchase up to approximately 2.3 million additional shares through July 2004.

        Hibernia’s dividend payout ratio for the third quarter of 2003 was 33.3%. In the fourth quarter of 2003, the Company increased its quarterly dividend to 18 cents per common share, up 20% from 15 cents per common share in the third quarter of 2003. The Company continues to evaluate its dividend payout policy as part of its capital management. Hibernia’s future dividend payout ratio is targeted between 35 and 45 percent, although the payout target is subject to change and the dividend payments are at the discretion of its Board of Directors and subject to regulatory requirements.

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

        Attracting and retaining core deposits are the Company’s primary sources of liquidity. Core deposits totaled $11.3 billion at September 30, 2003, a $577.9 million (5%) increase from September 30, 2002. This increase is the result of Hibernia’s extensive banking office network, aided by the promotion of the new high performance deposit products, discussed earlier. Management expects the volume of core deposits to increase further in the near future as a result of the continued promotion of these products and strategic expansion into Texas markets. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination certificates of deposit were additional sources of liquidity during the quarter.

        The loan-to-deposit ratio, one measure of liquidity, was 90.3% at September 30, 2003, 86.5% at June 30, 2003, and 87.3% at September 30, 2002. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 16.5% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 2003, down from 17.9% in the second quarter of 2003 and 18.7% in the third quarter of 2002. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $2.7 billion residential first mortgage loan portfolio and $2.2 billion indirect consumer loan portfolio. The Company also has available a federal funds line of credit totaling $2.2 billion at September 30, 2003, and its membership in the FHLB which provides additional lines totaling $1.5 billion to further augment liquidity by providing a readily accessible source of funds at competitive rates.

        Statements in this report that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, prepayment speeds, servicing costs, loan demand, changes in business or consumer spending, borrowing or savings habits, deposit growth, adequacy of the reserve for loan losses, competition, stock price volatility, government monetary policy, expense reductions at anticipated levels, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Hibernia undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

        Reference is made to page 27 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.         Controls and Procedures

        As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company’s internal control over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds

        Recent Sales of Unregistered Securities. From August 18, 2003 through September 15, 2003, a total of 52,544 shares of Class A Common Stock were issued from the Company’s treasury in private transactions to two warrantholders pursuant to their exercise of warrants acquired by them in connection with the Company’s acquisition of the Rosenthal Agency in 2000. The exercise price of the warrants was $13.12 for each share of stock issued under the warrants. Warrants for 145,444 shares were exercised as a net issuance pursuant to which shares which otherwise would have been issued in connection with the exercise were used to pay the purchase price. An aggregate of 92,900 shares were used to pay the purchase price in such net issuances, leaving an aggregate of 52,544 shares issued. No underwriters or other securities dealers were used in these transactions. These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended, as a private offering.

Item 6.         Exhibits and Reports on Form 8-K*

(a)	Exhibits

EXHIBIT      DESCRIPTION

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with theCommission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by theRegistrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.16	Exhibit B to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.40	Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996, amended in certain limited respects as described in Appendix A to Contract Buyout and Separation Agreement referenced in Exhibit 10.46)

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)

10.50	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)

10.60	Exhibit 10.60 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Early Retirement Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank)

10.61	Exhibit 10.61 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Business Protection Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank (the form of which is included as Appendix A to the Early Retirement Agreement referenced in Exhibit 10.60))

10.62	Exhibit 10.61 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)

10.63	Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank.

13	Exhibit 13 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (2002 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report))

21	Exhibit 21 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Subsidiaries of the Registrant)

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 25, 2003, filed with the Commission, is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 2002)

99.2	Exhibit 99.2 to the Annual Report on Form 10-K (as amended) dated June 25, 2003, filed with the Commission, is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 2002)

(b)	Reports on Form 8-K

The following reports on Form 8-K were furnished:

A report on Form 8-K dated July 17, 2003 reporting Item 7(c) Exhibits, Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition.

A report on Form 8-K dated October 15, 2003 reporting Item 7(c) Exhibits, Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition.

*Exhibits and Reports on Form 8-K have been separately filed with or furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

Date: November 4, 2003	By: /s/ Jan M. Macaluso
Jan M. Macaluso
Executive Vice President and Controller
Chief Accounting Officer
(in her capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)