Form 10-K
period 2003-12-31
HIBERNIA CORP
filed 2004-03-02
CIK 47288

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 1-10294

HIBERNIA CORPORATION (Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0724532 (I.R.S. Employer Identification Number)

313 CARONDELET STREET, NEW ORLEANS, LOUISIANA (Address of principal executive offices)	70130 (Zip Code)

Registrant's telephone number, including area code: (504) 533-2831

Securities registered pursuant to Section 12 (b) of the Act:

CLASS A COMMON STOCK, NO PAR VALUE (Title of class)

NEW YORK STOCK EXCHANGE (Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the New York Stock Exchange on June 30, 2003, which was the last trading day of the most recently completed second quarter of fiscal 2003, of $18.16 was $2,734,289,111

The aggregate number of shares outstanding of each of the Registrant's classes of common stock as of February 27, 2004.

Class A Common Stock, no par value - 155,196,009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31, 2003 are incorporated by reference into Parts II and IV of this Report.

Portions of the Registrant's definitive proxy statement for its 2004 Annual Meeting, which will be filed within 120 days of December 31, 2003, are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

        Certain information required by Form 10-K is incorporated by reference to the Annual Report as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
Item 1	Business	*
Item 2	Properties	*
Item 3	Legal Proceedings	*
Item 4	Submission of Matters to a Vote of Security Holders	None
Item X	Executive Officers of the Registrant	*

PART II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6	Selected Financial Data	10
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-45
Item 7a	Quantitative and Qualitative Disclosures About Market Risk	27-29
Item 8	Financial Statements and Supplementary Data	46-84
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9a	Controls and Procedures	*

PART III
Item 10 (1)	Directors and Executive Officers of the Registrant
Item 11 (1)	Executive Compensation
Item 12 (1)	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 (1)	Certain Relationships and Related Transactions
Item 14 (1)	Principal Accountant Fees and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Financial Statements
	Report of Independent Auditors	46
Hibernia Corporation and Subsidiaries:
	Consolidated Balance Sheets - December 31, 2003 and 2002	47
Consolidated Income Statements - Years
	Ended December 31, 2003, 2002 and 2001	48
Consolidated Statements of Changes in
Shareholders' Equity - Years Ended
	December 31, 2003, 2002 and 2001	49
Consolidated Statements of Cash Flows - Years
	Ended December 31, 2003, 2002 and 2001	50
	Notes to Consolidated Financial Statements	51-84
	(b) Reports on Form 8-K	***
The following reports on Form 8-K were furnished

A report on form 8-K reporting Item 7(c) Exhibits, Item 9
Regulation FD Disclosure and Item 12 Results of Operation
	and Financial Condition	October 15, 2003
A report on form 8-K reporting Item 7(c) Exhibits and Item 9
	Regulation FD Disclosure	December 2, 2003
A report on form 8-K reporting Item 7(c) Exhibits and Item 9
Regulation FD Disclosure and Item 12 Results of Operation
	and Financial Condition	January 15, 2004

	(c) Exhibits	***

* This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.
** The information is included, in part, in the Form 10-K and, in part, incorporated by reference to the inside cover of the Annual Report.
*** Reports on Form 8-K and Exhibits have been separately filed with or furnished to the Commission.

(1) The material required by Items 10 through 14 is incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting which will be filed with the Commission within 120 days of December 31, 2003; however, the “Executive Compensation Committee Report” and the “Stock Performance Graph” contained therein are not incorporated herein by reference.

PART I

Item 1. BUSINESS

        Hibernia Corporation (Company) is a Louisiana business corporation organized in 1972. The Company became a bank holding company in 1973 and a financial holding company in 2000. As of December 31, 2003, the Company was the largest publicly traded financial holding company headquartered in Louisiana with assets of $18.6 billion and deposits of $14.2 billion. Hibernia National Bank (Bank), the Company’s sole depository institution subsidiary, was chartered as a national banking association in 1933 and can trace its origins back to 1870. As a financial holding company, the Company can offer a broad range of products and services that are financial in nature. In addition to the Bank, the Company also owns nonbank subsidiaries which engage in insurance brokerage and investment banking businesses.

        As of December 31, 2003, the Company operated in 259 locations in 34 Louisiana parishes and 18 Texas counties and two mortgage loan production and retail brokerage services offices in southern Mississippi.

        In December 2002, the Company opened a commercial financial center in Dallas, Texas. In 2003, the Company opened its second commercial financial center in Houston, Texas, and opened the first of its Texas de novo branches in the Dallas and Houston markets along with an additional branch in the Tyler market in East Texas. In December 2003, the Company signed a definitive merger agreement with Coastal Bancorp, Inc. (Coastal), based in Houston, Texas. The proposed merger would give Hibernia an increased presence in Houston and entry into markets from Austin to the Rio Grande Valley. This transaction, which is subject to, among other things, regulatory and Coastal shareholder approval, is expected to be completed in or near second-quarter 2004, and would increase the Company’s total assets to over $20 billion and nearly double the number of Hibernia’s Texas branches.

        In 2002, the Company enhanced its expertise in life insurance and financial planning by purchasing Friedler/LaRocca Financial Partners, L.L.C., a New Orleans based firm specializing in life insurance and other financial services for wealthy clients.

        At December 31, 2003, the Company and its subsidiaries had 5,339 full-time equivalent employees.

        The Company offers a broad array of financial products and services, including retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; property and casualty, life, and health insurance; trust and investment management; and retail brokerage, and provides access to alternative investments, including mutual funds and annuities. The Company also performs mortgage servicing, which includes acceptance and application of mortgage loan and escrow payments.

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

        Information on the Company’s various segments is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The Company’s reportable operating segments are Consumer, Small Business, Commercial, and Investments and Public Funds. The Other segment includes the areas of support services and facilities management. Further segment information is included in Note 28 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report. For a discussion of operating results, see the “Segment Results” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report. The portion of the Company’s revenue derived from foreign customers is not a material portion of its overall revenues.

        The Company’s primary assets are loans. At December 31, 2003, loans represented 69% of the Company’s total assets.

        The reserve for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves (based on historical loss factors) and an unallocated reserve for exposures arising from factors which are not addressed by specific reserves.

        The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Commercial and small business nonaccrual loans are considered to be impaired in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” when it is probable that all amounts due in accordance with the contractual terms will not be collected. For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogenous loans and therefore are not individually evaluated for impairment under the provision of SFAS No. 114. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk ratings and possible over- or under-allocations of specific reserves. In evaluating the unallocated reserve, management also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, management considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact the credit quality and collectibility of the loan portfolio also impact the unallocated reserve levels. The results of reviews performed by internal and external examiners are also considered.

        The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios, which are key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. The review of reserve adequacy is performed by executive management and presented to the Board of Directors for its review, consideration, and ratification. See “Reserve and Provision for Loan Losses” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report for a further discussion of the reserve for loan losses.

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

        The banking industry is affected by the monetary and fiscal policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations in U. S. government securities, changes in the discount rate and the federal funds rate (the rate banks charge each other for overnight borrowings), and changes in reserve requirements on bank deposits.

        On July 30, 2002, the Sarbanes–Oxley Act of 2002 (the Act) was signed into law. The Act addresses many aspects of financial accounting, corporate governance and public company disclosure. Among other things, it establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and audit committees. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the auditors. The non-audit services that can be provided to a company by its auditor are limited. Audit committee members are subject to specific rules addressing their independence. The Act also requires enhanced and accelerated financial disclosures, and it establishes various responsibility measures (including, for example, requiring the chief executive officer and chief financial officer to certify to the quality of the company’s financial reporting). The Act imposes restrictions on and accelerated reporting requirements for certain insider trading activities. It imposes a variety of penalties for fraud and other violations and creates a new federal felony for securities fraud. Various sections of the Act are applicable to the Company. Portions of the Act were effective immediately; others became effective or are in process of becoming effective through rulings by the SEC, based on timelines set forth in the law.

LOAN PORTFOLIO

        The amounts and percentages of loans outstanding by type are as follows:

December 31

($ in thousands)	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial, financial
and agricultural	$ 2,631,819	20%	$ 2,487,741	22%	$ 2,598,148	23%	$ 3,125,067	26%	$ 3,213,764	30%
Real estate - construction	748,381	6	557,432	5	577,824	5	158,429	1	155,200	1
Real estate - mortgage	6,120,172	48	5,332,519	46	5,290,059	47	5,816,524	48	4,979,180	46
Consumer	2,795,878	22	2,508,340	22	2,187,775	19	2,515,462	21	1,978,303	18
Lease financing	159,228	1	190,288	2	183,178	2	167,406	1	102,677	1
All other	427,508	3	415,892	3	403,998	4	341,790	3	427,552	4

	$12,882,986	100%	$11,492,212	100%	$11,240,982	100%	$12,124,678	100%	$10,856,676	100%

SELECTED LOAN MATURITIES

        The following table shows selected categories of loans outstanding as of December 31, 2003, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.

	Maturing

		After One
	Within	But Within	After
($ in thousands)	One Year	Five Years	Five Years	Total

Commercial, financial and agricultural	$1,273,345	$1,170,131	$ 188,343	$2,631,819
Real estate - construction	378,799	256,014	113,568	748,381

	$1,652,144	$1,426,145	$ 301,911	$3,380,200

	Interest Sensitivity

	Fixed	Variable
($ in thousands)	Rate	Rate

Due after one but within five years	$ 341,662	$1,084,483
Due after five years	175,336	126,575

	$ 516,998	$1,211,058

SUMMARY OF LOAN LOSS EXPERIENCE

        The following is a summary of activity in the reserve for loan losses:

	Year Ended December 31

($ in thousands)	2003	2002	2001	2000	1999

Balance of reserve for loan losses
at beginning of period	$ 212,765	$ 195,766	$ 178,253	$ 156,072	$ 130,347

Addition due to purchase transactions	-	-	-	450	3,035

Transfer due to auto securitization	-	-	(7,168)	-	-
Transfer due to mortgage securitizations	-	-	(123)	(68)	(182)

Loans charged off:
Commercial, financial and agricultural	(26,428)	(29,101)	(47,246)	(65,277)	(53,427)
Real estate - construction	(653)	(359)	(665)	(1)	(7)
Real estate - mortgage	(6,618)	(10,030)	(6,194)	(17,173)	(3,995)
Consumer	(37,598)	(38,036)	(35,165)	(28,761)	(22,988)
Lease financing	(1,973)	(2,261)	(1,739)	(1,034)	(172)
All other	(1)	(48)	(616)	(207)	(2,777)

Total charge offs	(73,271)	(79,835)	(91,625)	(112,453)	(83,366)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	4,968	5,925	6,900	3,915	4,154
Real estate - construction	5	70	23	58	292
Real estate - mortgage	1,960	1,925	4,003	2,523	6,618
Consumer	5,786	7,964	8,153	7,055	7,326
Lease financing	275	240	39	3	-
All other	737	85	61	48	48

Total recoveries	13,731	16,209	19,179	13,602	18,438

Net loans charged off	(59,540)	(63,626)	(72,446)	(98,851)	(64,928)

Additions to reserve charged to operating expense	60,050	80,625	97,250	120,650	87,800

Balance at end of period	$ 213,275	$ 212,765	$ 195,766	$ 178,253	$ 156,072

Ratio of net charge-offs to average loans outstanding	0.50%	0.56%	0.62%	0.86%	0.62%

ALLOCATION OF RESERVE FOR LOAN LOSSES

        The reserve for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for probable credit losses inherent in the loan portfolio within the categories of loans set forth in the following table. See “Reserve and Provision for Loan Losses” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report for a discussion of the factors used in determining the adequacy of the reserve for loan losses.

($ in thousands)	2003	2002	2001	2000	1999

Reserve at end of period:
Commercial, financial and agricultural (1)	$ 42,276	$ 55,867	$ 68,390	$ 59,618	$ 46,136
Real estate - construction	5,482	4,580	5,376	1,728	1,419
Real estate - mortgage	39,747	37,163	28,080	31,390	21,783
Consumer	73,121	60,635	46,170	56,994	47,234
Not allocated	52,649	54,520	47,750	28,523	39,500

	$213,275	$212,765	$195,766	$178,253	$156,072

(1) Includes lease financings

MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

        The following table shows large-denomination certificates of deposit as of December 31, 2003 by remaining maturity.

($ in thousands)	Domestic	Foreign

3 months or less	$ 745,897	$703,183
Over 3 months through 6 months	370,919	-
Over 6 months through 12 months	212,575	-
Over 12 months through 5 years	426,680	-
Over 5 years	45,242	-

Total	$1,801,313	$703,183

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

        The Company has adopted a code of ethics that applies to its principal executive officer; principal financial officer; and principal accounting officer and controller. This code of ethics is available on the Company’s web site, at www.hibernia.com (under “Corporate, Investor and Media Relations,” “Company Overview,” “Corporate Governance”) and is available in print to anyone who requests it. In addition, the following information is also available at the same location on the Company web site and in print to any shareholder who requests it: The Company’s Corporate Governance Guidelines; charters for the Company’s Audit, Executive Compensation and Board Governance Committees; the Company’s employee Code of Ethics; and the Company’s Code of Business Conduct and Ethics for Members of the Board of Directors. The Company’s web site will be updated, in accordance with applicable SEC or New York Stock Exchange requirements, to include any changes to, or waivers of, a code of ethics applicable to executive officers or directors of the Company within five business days.

FORWARD-LOOKING STATEMENTS

        Statements in this Form 10-K that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, prepayment speeds, servicing costs, loan demand, changes in business or consumer spending, borrowing or savings habits, competition, stock price volatility, government monetary policy, anticipated expense levels, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board and other accounting standard setters, the costs and effects of litigation and unexpected or adverse outcomes in such litigation, unexpected costs or issues in its expansion or acquisition plans and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements and could impact the Company’s ability to achieve the goals described in its mission statement. The Company undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

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

        On December 31, 2003, the Company reported miscellaneous property with a net book value of $12,190,000. These properties include $11,512,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $678,000 of duplicate or excess bank-owned property. See “Asset Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report for a further discussion of these properties.

Item 3. LEGAL PROCEEDINGS

        The Company and its subsidiaries are parties to certain pending legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

Item X. EXECUTIVE OFFICERS OF THE REGISTRANT

        Following is a list of executive officers of the Company as of March 1, 2004. Each executive officer of the Company is elected annually by the Board of Directors and holds his or her position until the earlier of (a) the meeting of the Board of Directors immediately following the Annual Meeting of shareholders and the election and qualification of his or her successor or (b) his or her removal, termination, or resignation from office.

        PAUL J. BONITATIBUS, 54, is President, Consumer and Business Banking, of the Company and Hibernia National Bank, a position he assumed in May 2003. Prior to that, and since January 2001, he was Chief Community Banking Executive. Prior to that, from June 2000 until January 2001, Mr. Bonitatibus was Chairman of the Greater New Orleans Region. Before that, he was President of the Greater New Orleans Market area.

        J. HERBERT BOYDSTUN, 57, became President and Chief Executive Officer of the Company and Hibernia National Bank as of December 17, 2000. Prior to that, since June 2000, Mr. Boydstun was Chief Community Banking Officer of the Company and Hibernia National Bank. Before that, since 1996, Mr. Boydstun was Chairman of the Southwest Region of the Company and Hibernia National Bank. Mr. Boydstun served as Southcentral/Northeast Regional Chairman from 1995 to 1996 and as Northeast Regional Chairman from August 1994 until 1995. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

        MARSHA M. GASSAN, 51, serves as Senior Executive Vice President and Chief Financial Officer of the Company and Hibernia National Bank, positions that she assumed in April 1996. During 1998 and a portion of 1999, Ms. Gassan also served as Treasurer of the Company and Hibernia National Bank. Prior to April 1996, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to 1994).

        RUSSELL S. HOADLEY, 59, serves as Executive Vice President and Chief Public Affairs Officer of the Company and Hibernia National Bank, positions he assumed in May 2003. Prior to that, since 1994, Mr. Hoadley was Executive Vice President/Employee and Public Relations. From the time he joined the Company in July 1993 until his promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company and Hibernia National Bank.

        RANDALL E. HOWARD, 56, serves as President, Commercial Banking, of the Company and Hibernia National Bank, a position he assumed in May 2003. Prior to that, from June 2000 to May 2003, he was Chief Commercial Banking Executive of the Company and Hibernia National Bank. Before that, and since February 1998, Mr. Howard was Chairman of the Southeast Region for the Company and Hibernia National Bank. Prior to that time, from 1987 to February 1998, Mr. Howard served as President and Chief Executive Officer of ArgentBank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into Hibernia National Bank in early 1998. Mr. Howard was elected to the Boards of Directors of the Company and Hibernia National Bank on December 20, 2000 to fill a vacancy on the Board.

        ROBERT M. KOTTLER, 45, serves as Senior Executive Vice President and Chief Sales Support Officer of the Company and Hibernia National Bank, positions he assumed in May 2003. Prior to that, and since 1999, he was Executive Vice President and Marketing and Delivery Channel Manager of the Company and Hibernia National Bank. Before that, he was Senior Vice President and Small Business Lending and Product Manager of Hibernia National Bank (1994 to 1999), and Vice President and Small Business Banking Service Manager (1988 to 1994).

        JAN M. MACALUSO, 44, serves as Executive Vice President, Controller, Chief Accounting Officer and Assistant Treasurer of the Company and Executive Vice President and Controller of Hibernia National Bank, positions she assumed (except for Assistant Treasurer) in May 2003. Prior to that, she was Senior Vice President, Assistant Treasurer and Deputy Controller of the Company and Senior Vice President and Deputy Controller of Hibernia National Bank (1999 to 2003), Vice President and Financial Reporting Manager of the Company and Hibernia National Bank (1995 to 1999), and Assistant Vice President and Financial Reporting Manager of Hibernia National Bank (1989 to 1995).

        RONALD E. SAMFORD, JR., 51, serves as Senior Executive Vice President and Chief Administrative Officer, positions he assumed in May 2003. Prior to that, and since 1992, he was Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company.

        ROBERT M. STUART, JR., 47, serves as Senior Executive Vice President and Chief Credit Officer of the Company and Hibernia National Bank, positions he assumed in May 2003. Prior to that, he was Executive Vice President and a Regional Commercial Manager of the Company and Hibernia National Bank (2000 to 2003), and Senior Vice President and a Commercial Banking Division Manager of Hibernia National Bank (1990 to 2000).

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKLHOLDER MATTERS

        Recent Sales of Unregistered Securities. From November 26, 2003 through December 17, 2003, a total of 41,050 shares of Class A Common Stock were issued from the Company’s treasury in private transactions to a warrantholder pursuant to his exercise of warrants acquired by him in connection with the Company’s acquisition of the Rosenthal Agency in 2000. The exercise price of the warrants was $13.12 for each share of stock issued under the warrants. Warrants for 95,444 shares were exercised as a net issuance pursuant to which shares which otherwise would have been issued in connection with the exercise were used to pay the purchase price. An aggregate of 54,394 shares were used to pay the purchase price in such net issuances, leaving an aggregate of 41,050 shares issued. No underwriters or other securities dealers were used in these transactions. These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended, as a private offering.

Item 9a. CONTROLS AND PROCEDURES

        As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in the Company’s internal controls over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 1, 2004 on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

By: /s/ J. Herbert Boydstun J. Herbert Boydstun President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Marsha M. Gassan	/s/ Jan M. Macaluso
Marsha M. Gassan	Jan M. Macaluso
Senior Executive Vice President	Executive Vice President & Controller
Chief Financial Officer	Chief Accounting Officer

J. Herbert Boydstun*, Director	Elton R. King*, Director
E.R. "Bo" Campbell*, Director	Sidney W. Lassen*, Director
Paul Candies*, Director	Janee “Gee” Mercadel-Tucker*, Director
Richard W. Freeman, Jr.*, Director	Ray B. Nesbitt*, Director
Dick H. Hearin*, Director	William C. O'Malley*, Director
Randall E. Howard*, Director	Robert T. Ratcliff*,Director

*By:     /s/ Cathy E. Chessin
              Cathy E. Chessin
              Attorney-in-fact

EXHIBIT	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of December 1, 2003, between Hibernia Corporation, Hibernia Acquisition Corporation and Coastal Bancorp, Inc.

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.16	Exhibit B to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.40	Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Split-Dollar Life Insurance Plan of Hibernia Corporation effective as of July 1996, amended in certain limited respects as described in Appendix A to Contract Buyout and Separation Agreement referenced in Exhibit 10.46)

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)

10.60	Exhibit 10.60 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Early Retirement Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank)

10.61	Exhibit 10.61 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Business Protection Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank (the form of which is included as Appendix A to the Early Retirement Agreement referenced in Exhibit 10.60))

10.62	Exhibit 10.62 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)

10.63	Exhibit 10.63 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank)

10.64	Executive Bonus Insurance Plan of Hibernia Corporation effective as of January 1, 2004

13	2003 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report)

21	Exhibit 21 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Subsidiaries of the Registrant)

23	Consent of Independent Auditors

24	Powers of Attorney

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 25, 2003, filed with the Commission, is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 2002)

99.2	Exhibit 99.2 to the Annual Report on Form 10-K (as amended) dated June 25, 2003, filed with the Commission, is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 2002)