Form 10-Q
period 2004-03-31
HIBERNIA CORP
filed 2004-05-07
CIK 47288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004	Commission File Number 1-10294

HIBERNIA CORPORATION (Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0724532 (I.R.S. Employer Identification Number)

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

YES X NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at April 30, 2004 155,157,712 Shares

HIBERNIA CORPORATION

INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Item 4. Controls and Procedures	***

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	***

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries	March 31	December 31	March 31
Unaudited ($ in thousands)	2004	2003	2003

Assets
Cash and cash equivalents	$ 972,813	$ 957,611	$ 876,685
Trading account assets	3,805	3,853	6,667
Securities available for sale	3,865,660	3,866,470	4,015,164
Securities held to maturity (estimated fair value of $54,526, $61,633 and $121,057 at March 31, 2004, December 31, 2003 and
March 31, 2003, respectively)	53,023	60,209	116,580
Mortgage loans held for sale	152,042	195,177	496,022
Loans, net of unearned income	13,091,851	12,882,986	11,549,962
Reserve for loan losses	(213,503)	(213,275)	(212,882)

Loans, net	12,878,348	12,669,711	11,337,080

Premises and equipment	222,278	217,399	208,717
Customers' acceptance liability	147	131	61
Goodwill	209,114	209,114	209,114
Other intangible assets	114,296	130,996	122,782
Other assets	245,239	249,771	263,314

Total assets	$ 18,716,765	$ 18,560,442	$ 17,652,186

Liabilities
Deposits:
Noninterest-bearing	$ 3,180,643	$ 2,827,642	$ 2,963,956
Interest-bearing	11,701,589	11,331,877	10,832,583

Total deposits	14,882,232	14,159,519	13,796,539

Short-term borrowings	640,129	1,280,802	526,648
Liability on acceptances	147	131	61
Other liabilities	260,760	240,693	422,479
Federal Home Loan Bank advances	1,101,720	1,101,812	1,202,091

Total liabilities	16,884,988	16,782,957	15,947,818

Shareholders' equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 169,345,071,
168,214,757 and 166,470,964 at March 31, 2004,
December 31, 2003 and March 31, 2003, respectively	325,143	322,972	319,624
Surplus	532,030	515,289	492,469
Retained earnings	1,209,830	1,171,537	1,043,538
Treasury stock at cost: 14,059,260, 12,953,260 and
9,607,418 shares at March 31, 2004, December 31, 2003
and March 31, 2003, respectively	(252,604)	(226,970)	(157,217)
Accumulated other comprehensive income	35,500	12,779	27,519
Unearned compensation	(18,122)	(18,122)	(21,565)

Total shareholders' equity	1,831,777	1,777,485	1,704,368

Total liabilities and shareholders' equity	$ 18,716,765	$ 18,560,442	$ 17,652,186

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries

Three months ended March 31

Unaudited ($ in thousands, except per-share data)	2004	2003

Interest income
Interest and fees on loans	$ 184,470	$ 183,075
Interest on securities available for sale	39,921	39,029
Interest on securities held to maturity	767	1,798
Interest on short-term investments	658	1,377
Interest on mortgage loans held for sale	2,063	5,479

Total interest income	227,879	230,758

Interest expense
Interest on deposits	37,061	43,320
Interest on short-term borrowings	2,292	1,500
Interest on Federal Home Loan Bank advances	10,083	14,207

Total interest expense	49,436	59,027

Net interest income	178,443	171,731
Provision for loan losses	12,000	17,750

Net interest income after provision for loan losses	166,443	153,981

Noninterest income
Service charges on deposits	40,786	35,861
Card-related fees	12,517	11,076
Mortgage banking	(7,149)	(4,943)
Retail investment fees	7,698	6,520
Trust fees	6,172	6,068
Insurance	4,807	4,754
Investment banking	3,784	2,831
Other service, collection and exchange charges	5,233	5,020
Other operating income	4,343	5,282
Securities gains (losses), net	1,865	9

Total noninterest income	80,056	72,478

Noninterest expense
Salaries and employee benefits	76,008	74,606
Occupancy expense, net	10,128	9,319
Equipment expense	8,872	7,929
Data processing expense	9,207	9,418
Advertising and promotional expense	7,774	6,962
Amortization of purchase accounting intangibles	1,161	1,339
Foreclosed property expense, net	35	86
Other operating expense	31,874	30,504

Total noninterest expense	145,059	140,163

Income before income taxes	101,440	86,296
Income tax expense	35,419	30,096

Net income	$ 66,021	$ 56,200

Net income per common share	$ 0.43	$ 0.36

Net income per common share - assuming dilution	$ 0.42	$ 0.36

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income

Balances at December 31, 2003	$322,972	$515,289	$1,171,537	$(226,970)	$12,779	$(18,122)
Net income	--	--	66,021	--	--	--	$66,021
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	--	24,608	--	24,608
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	--	(1,887)	--	(1,887)

Comprehensive income							$88,742

Issuance of common stock:
Stock option plans	2,145	12,810	--	--	--	--
Restricted stock awards	26	288	--	--	--	--
Cash dividends declared on
common ($.18 per share)	--	--	(27,728)	--	--	--
Acquisition of treasury stock	--	--	--	(25,634)	--	--
Net tax benefit related to stock option plans
and ESOP	--	3,643	--	--	--	--

Balances at March 31, 2004	$325,143	$532,030	$1,209,830	$(252,604)	$35,500	$(18,122)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income

Balances at December 31, 2002	$319,204	$490,057	$1,010,710	$(142,931)	$25,387	$(21,565)
Net income	--	--	56,200	--	--	--	$56,200
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	--	106	--	106
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	--	2,026	--	2,026

Comprehensive income							$58,332

Issuance of common stock:
Stock option plans	370	1,782	--	--	--	--
Restricted stock awards	14	121	--	--	--	--
Directors' compensation	--	284	--	375	--	--
Cash dividends declared on
common ($.15 per share)	--	--	(23,372)	--	--	--
Acquisition of treasury stock	--	--	--	(14,661)	--	--
Net tax benefit related to stock option plans
and ESOP	--	318	--	--	--	--
Other	36	(93)	--	--	--	--

Balances at March 31, 2003	$319,624	$492,469	$1,043,538	$(157,217)	$27,519	$(21,565)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries

Three Months Ended March 31

Unaudited ($ in thousands)	2004	2003

Operating activities
Net income	$ 66,021	$ 56,200
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	12,000	17,750
Amortization of intangibles and deferred charges	20,386	27,938
Depreciation and amortization	8,624	8,015
Non-cash derivative instruments losses (gains), net	630	(819)
Premium amortization, net	3,968	4,857
Realized securities gains, net	(1,865)	(9)
Gains on sales of assets, net	(238)	(235)
Provision for losses on foreclosed and other assets	314	222
Decrease in mortgage loans held for sale	42,916	26,560
Increase in deferred income tax asset	--	(87)
Net tax benefit related to stock options and the employee
stock ownership plan	3,643	318
Increase in interest receivable and other assets	(6,090)	(15,865)
Increase in interest payable and other liabilities	26,084	14,108

Net cash provided by operating activities	176,393	138,953

Investing activities
Purchases of securities available for sale	(628,300)	(1,318,337)
Proceeds from maturities of securities available for sale	616,483	518,369
Proceeds from maturities of securities held to maturity	7,173	23,895
Proceeds from sales of securities available for sale	33,760	173,973
Net increase in loans	(144,905)	(35,575)
Proceeds from sales of loans	7,652	5,870
Purchases of loans	(84,999)	(48,020)
Purchases of premises, equipment and other assets	(14,245)	(18,626)
Proceeds from sales of foreclosed assets and excess bank-owned property	2,413	1,593
Proceeds from sales of premises, equipment and other assets	80	210

Net cash used by investing activities	(204,888)	(696,648)

Financing activities
Net increase in deposits	722,869	315,517
Net decrease in short-term borrowings	(640,673)	(48,800)
Proceeds from issuance of Federal Home Loan Bank advances	300,000	100,000
Payments on Federal Home Loan Bank advances	(300,092)	(150)
Proceeds from issuance of common stock	14,955	2,152
Dividends paid	(27,728)	(23,372)
Acquisition of treasury stock	(25,634)	(14,661)

Net cash provided by financing activities	43,697	330,686

Increase (decrease) in cash and cash equivalents	15,202	(227,009)
Cash and cash equivalents at beginning of period	957,611	1,103,694

Cash and cash equivalents at end of period	$ 972,813	$ 876,685

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries
Unaudited

Note 1
Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2
Goodwill and Other Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

        The carrying amount of goodwill not subject to amortization totaled $209,114,000, net of accumulated amortization of $66,914,000, at March 31, 2004 and 2003. Goodwill is included in the Company’s reportable segments as follows: Consumer — $102,490,000; Small Business — $48,340,000; Commercial — $58,276,000 and Investments and Public Funds — $8,000. The Company performed its annual impairment tests as of September 30, 2003 and 2002, which did not indicate impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

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

(in thousands)	March 31, 2004			March 31, 2003

Purchase Accounting Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit	$36,152	$32,436	$3,716	$36,152	$30,153	$5,999
Trust	17,059	12,229	4,830	17,059	10,082	6,977
Insurance customer lists	4,379	1,425	2,954	4,253	1,057	3,196

Total	$57,590	$46,090	$11,500	$57,464	$41,292	$16,172

         The amortization expense of the purchase accounting intangibles for the three months ended March 31, 2004 and 2003 was $1,161,000 and $1,339,000, respectively. Amortization expense for the remainder of 2004 is estimated to be $3,231,000. Estimated future amortization expense is as follows: 2005 — $3,799,000; 2006 — $2,274,000; 2007 — $776,000; 2008 -$542,000; 2009 — $468,000 and thereafter — $410,000. These estimates assume no additions to the current purchase accounting intangibles. The Company expects to complete a merger in the second quarter of 2004 that will increase purchase accounting intangibles from the March 31, 2004 level.

        Also included in intangible assets are capitalized mortgage servicing rights with net carrying amounts of $102,796,000 and $106,610,000 at March 31, 2004 and 2003, respectively. The carrying amounts are net of a reserve for temporary impairment of $39,643,000 and $53,000,000 at March 31, 2004 and 2003, respectively. Amortization expense of mortgage servicing rights, included in mortgage banking in noninterest income, totaled $9,230,000 and $12,104,000 for the three months ended March 31, 2004 and 2003, respectively. A provision for the temporary impairment of mortgage servicing rights, also included in mortgage banking in noninterest income, of $10,000,000 and $14,500,000 was recorded for the three months ended March 31, 2004 and 2003, respectively. In the first quarter of 2004, the Company reclassified $1,478,000 of its reserve for the temporary impairment of mortgage servicing rights from temporary to other-than-temporary, which reduced the impairment reserve and the mortgage servicing rights balance.

Note 3
Employee Benefit Plans

        The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. Until October 1997, options granted to non-employee directors were granted under the 1987 Stock Option Plan; after October 1997 through January 2003, those options were granted under the 1993 Directors’ Stock Option Plan. Under those plans, options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest in six months from the date of grant. Other options granted to directors under those plans and options granted to employees under the 1987 Stock Option Plan and the Long-Term Incentive Plan generally become exercisable in the following increments: 50% two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan.

        Options granted to employees and directors under the plans described above generally become immediately exercisable if the holder of the option dies while the option is outstanding. Options granted under the 1987 Stock Option Plan generally expire 10 years from the date granted unless the holder leaves the employ of the Company other than through retirement, death or disability, in which case the options expire at the date of termination. Options granted under the Long-Term Incentive Plan and the 1993 Directors’ Stock Option Plan generally expire 10 years from the date of grant, although they may expire earlier if the holder dies, retires, becomes permanently disabled or leaves the employ of the Company (in which case the options expire at various times ranging from 90 days to 12 months). All options vest immediately upon a change in control of the Company.

        During 2003, shareholders approved the 2003 Long-Term Incentive Compensation Plan (2003 Plan). The 2003 Plan supersedes and replaces the Company’s Long-Term Incentive Plan and replaces the 1993 Directors’ Stock Option Plan. Existing options granted under these plans remain outstanding under the original terms of the plans. Options granted under the 2003 Plan that vest based on length of service (as opposed to performance measures) generally are exercisable in the same increments as those issued under the Long-Term Incentive Plan, although they may vest earlier in the event of termination as a result of death, disability or retirement or in the event of a change in control of the Company. Options issued to non-employee directors under the 2003 Plan vest immediately. Stock issued to non-employee directors pursuant to the exercise of those options (other than those used to pay the exercise price, if permitted) is subject to a minimum one-year holding period. Options issued under the 2003 Plan generally expire 10 years from the grant date, although they may expire earlier if (i) the holder leaves the employ or service of the Company other than through retirement, death or disability, in which case vested options expire in 90 days (or at original expiration date, if earlier), or (ii) the holder retires, dies or becomes disabled, in which case vested options expire in 3 years (or at the original expiration date, if earlier). Unvested options are forfeited upon termination.

        The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the date of death (but not later than January 31, 2006). Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company’s treasury stock.

        The following tables summarize the option activity in the plans during the first quarter of 2004. There are no shares available for grant under the 1987 Stock Option Plan, the Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2001 Nonqualified Stock Option Plan. All options outstanding at March 31, 2004 are nonqualified.

	Options	Weighted Average Exercise Price

1987 Stock Option Plan:
Outstanding, December 31, 2003	5,000	$7.88
Exercised	(5,000)	7.88

Outstanding, March 31, 2004	--	$--

Long-Term Incentive Plan:
Outstanding, December 31, 2003	12,293,685	$15.69
Cancelled	(35,323)	17.68
Exercised	(1,087,305)	13.45

Outstanding, March 31, 2004	11,171,057	$15.90

Exercisable, March 31, 2004	6,623,239	$14.64

1993 Directors' Stock Option Plan:
Outstanding, December 31, 2003	307,500	$14.86
Exercised	(25,000)	12.16

Outstanding, March 31, 2004	282,500	$15.10

Exercisable, March 31, 2004	207,500	$14.27

2001 Nonqualified Stock Option Plan:
Outstanding, December 31, 2003	250,000	$13.84

Outstanding, March 31, 2004	250,000	$13.84

Exercisable, March 31, 2004	250,000	$13.84

2003 Long-Term Incentive Compensation Plan:
Outstanding, December 31, 2003	62,250	$18.85
Granted (weighted-average fair value $5.45 per share)	2,613,471	23.23
Cancelled	(8,400)	23.23

Outstanding, March 31, 2004	2,667,321	$23.13

Exercisable, March 31, 2004	45,000	$18.23

Available for grant, March 31, 2004	7,085,683

        In addition to the above option activity in the plans, 6,500 shares of restricted stock were awarded under the 2003 Long-Term Incentive Compensation Plan during the first quarter of 2004.

        The following pro forma information was determined as if the Company had accounted for stock options using the fair-value-based method as defined in SFAS No. 123, in which the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The fair value of the options was estimated using the Black-Scholes option valuation model.

        The Black-Scholes model estimates the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

($ in thousands, except per-share data)	Three Months Ended March 31

	2004	2003

Reported net income	$66,021	$56,200
Deduct: Stock option compensation expense under
the fair value method, net of related tax effect	(1,880)	(1,605)

Pro forma net income	$64,141	$54,595

Reported net income per common share	$0.43	$0.36
Pro forma net income per common share	$0.42	$0.35

Reported net income per common share - assuming dilution	$0.42	$0.36
Pro forma net income per common share - assuming dilution	$0.41	$0.35

Note 4
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share — assuming dilution.

($ in thousands, except per-share data)	Three Months Ended March 31

	2004	2003

Numerator:
Net income - Numerator for net income
per common share	$ 66,021	$ 56,200
Effect of dilutive securities	--	--

Numerator for net income per common
share - assuming dilution	$ 66,021	$ 56,200

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	153,875,593	155,409,575
Effect of dilutive securities:
Stock options	3,031,047	1,703,521
Restricted stock awards	53,284	79,942
Purchase warrants	--	223,280

Denominator for net income per common
share - assuming dilution	156,959,924	157,416,318

Net income per common share	$ 0.43	$ 0.36

Net income per common share - assuming dilution	$ 0.42	$ 0.36

        Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,429,587 and 1,704,088 for the three months ended March 31, 2004 and 2003, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share — assuming dilution. There were 2,000 antidilutive options outstanding (which had an exercise price of $23.30 per option share), and 4,429,424 antidilutive options outstanding (which had exercise prices ranging from $18.28 to $21.72 per option share) during the three months ended March 31, 2004 and 2003, respectively.

Note 5
Letters of Credit and Financial Guarantees

        The Company issues letters of credit and financial guarantees (standby letters of credit) whereby it agrees to honor certain financial commitments in the event its customers are unable to perform. The majority of the standby letters of credit consist of performance guarantees. Some letters of credit result in the recording of customer acceptance liabilities. Customer acceptance liabilities are recorded when funds are payable to another financial institution on behalf of the Company’s customer. At the time the amount is determined to be payable (due to a triggering event such as delivery of goods), a liability is recorded to reflect the amount payable, with a corresponding receivable recorded from the customer. Prior to the triggering event, the contractual amount of the agreement is included in the letters of credit amounts. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s loss reserves. Management does not anticipate any material losses related to these instruments.

        The Company had contractual amounts of standby letters of credit of $689,730,000 and $462,682,000 at March 31, 2004 and 2003, respectively and customer acceptance liabilities of $147,000 and $61,000 at March 31, 2004 and 2003, respectively. At March 31, 2004, standby letters of credit had expiration dates ranging from 2004 to 2010.

        Effective January 1, 2003, the Company adopted the recognition and measurement provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The fair values of the guarantees outstanding at March 31, 2004 and 2003, respectively, that have been issued since January 1, 2003, totaled $5,988,000 and $269,000, and are included in other liabilities.

Note 6
Segment Information

        The Company’s segment information is presented by lines of business. Each line of business is a strategic unit that provides various products and services to groups of customers with certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with those described in the December 31, 2003 Annual Report to Shareholders and “Segment Results” in Management’s Discussion and Analysis. There are no significant intersegment revenues.

        The following table presents selected financial information for each segment.

($ in thousands)	Consumer	Small Business	Commercial	Investments and Public Funds	Other	Segment Total

Three months ended March 31, 2004
Average loans	$7,109,500	$2,653,300	$3,231,000	$100	$2,200	$12,996,100
Average assets	$9,147,000	$2,660,700	$3,307,800	$4,295,200	$670,900	$20,081,600
Average deposits	$7,719,400	$2,013,100	$1,442,500	$2,740,000	$27,700	$13,942,700

Net interest income	$100,561	$43,553	$32,949	$7,767	$(5,464)	$179,366
Noninterest income	$57,471	$8,703	$20,673	$(7,270)	$479	$80,056
Net income	$40,471	$12,336	$15,469	$(2,221)	$(641)	$65,414

Three months ended March 31, 2003
Average loans	$6,146,800	$2,465,400	$2,859,200	$300	$1,000	$11,472,700
Average assets	$8,999,900	$2,474,600	$2,957,200	$4,111,300	$662,700	$19,205,700
Average deposits	$7,558,200	$1,853,800	$1,185,200	$2,415,800	$20,400	$13,033,400

Net interest income	$93,206	$41,202	$28,109	$15,948	$(5,776)	$172,689
Noninterest income	$59,018	$8,397	$18,431	$(13,786)	$418	$72,478
Net income	$37,067	$9,650	$10,510	$(1,100)	$(558)	$55,569

        The following is a reconciliation of segment totals to consolidated totals.

($ in thousands)	Average Loans	Average Assets	Average Deposits	Net Interest Income	Noninterest Income	Net Income

Three months ended March 31, 2004
Segment total	$12,996,100	$20,081,600	$13,942,700	$179,366	$80,056	$65,414
Excess funds invested	--	(1,888,600)	--	--	--	--
Reclassification of cash items
in process of collection	--	352,700	352,700	--	--	--
Taxable-equivalent adjustment on
tax exempt loans	--	--	--	(923)	--	--
Income tax expense	--	--	--	--	--	607

Consolidated total	$12,996,100	$18,545,700	$14,295,400	$178,443	$80,056	$66,021

Three months ended March 31, 2003
Segment total	$11,472,700	$19,205,700	$13,033,400	$172,689	$72,478	$55,569
Excess funds invested	--	(2,114,800)	--	--	--	--
Reclassification of cash items
in process of collection	--	369,500	369,500	--	--	--
Taxable-equivalent adjustment on
tax exempt loans	--	--	--	(958)	--	--
Income tax expense	--	--	--	--	--	631

Consolidated total	$11,472,700	$17,460,400	$13,402,900	$171,731	$72,478	$56,200

Note 7
Impact of Recently Issued Accounting Standards

        In March 2004, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.” SAB 105 informs registrants of the SEC staff’s view on the accounting for loan commitments that are subject to SFAS No. 133 Implementation Issue No. C13, which includes the Company’s mortgage loan interest rate lock commitments. Under the Company’s current accounting policy, an asset was recorded upon inception of the commitment based on projected revenues net of expenses and adjusted upward or downward depending on whether interest rates have decreased or increased from the date of commitment to the valuation date. Under the new guidance, the Company will no longer be able to include expected future cash flows from servicing rights in its initial projected net revenues. SAB 105 is effective for loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this guidance is not expected to have a material impact on the financial condition or the operating results of the Company.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries

	Three Months Ended

($ in thousands, except per-share data)	March 31 2004	December 31 2003	March 31 2003

Interest income	$227,879	$225,074	$230,758
Interest expense	49,436	49,638	59,027

Net interest income	178,443	175,436	171,731
Provision for loan losses	12,000	13,300	17,750

Net interest income after
provision for loan losses	166,443	162,136	153,981

Noninterest income:
Noninterest income	78,191	90,570	72,469
Securities gains (losses), net	1,865	(12,152)	9

Noninterest income	80,056	78,418	72,478
Noninterest expense	145,059	131,605	140,163

Income before income taxes	101,440	108,949	86,296
Income tax expense	35,419	37,456	30,096

Net income	$66,021	$71,493	$56,200

Per common share information:
Net income	$0.43	$0.47	$0.36
Net income - assuming dilution	$0.42	$0.46	$0.36
Cash dividends declared	$0.18	$0.18	$0.15
Average shares outstanding (000s)	153,876	153,669	155,410
Average shares outstanding - assuming dilution (000s)	156,960	156,572	157,416
Dividend payout ratio	41.86%	38.30%	41.67%

Selected quarter-end balances (in millions)
Loans	$13,091.9	$12,883.0	$11,550.0
Deposits	$14,882.2	$14,159.5	$13,796.5
Federal Home Loan Bank advances	$1,101.7	$1,101.8	$1,202.1
Equity	$1,831.8	$1,777.5	$1,704.4
Total assets	$18,716.8	$18,560.4	$17,652.2

Selected average balances (in millions)
Loans	$12,996.1	$12,513.8	$11,472.7
Deposits	$14,295.4	$13,655.4	$13,402.9
Federal Home Loan Bank advances	$1,101.8	$1,101.8	$1,193.3
Equity	$1,801.5	$1,735.7	$1,698.5
Total assets	$18,545.7	$17,979.3	$17,460.4

Selected ratios
Net interest margin (taxable-equivalent)	4.17%	4.27%	4.42%
Return on assets	1.42%	1.59%	1.29%
Return on equity	14.66%	16.48%	13.24%
Efficiency ratio	56.18%	49.18%	56.97%
Average equity/average assets	9.71%	9.65%	9.73%
Tier 1 risk-based capital ratio	10.49%	10.50%	10.56%
Total risk-based capital ratio	11.74%	11.75%	11.82%
Leverage ratio	8.56%	8.65%	8.34%

(1) Prior periods have been conformed to current-period presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND
RESULTS OF OPERATIONS

Management’s Discussion presents a review of the major factors and trends affecting the performance of Hibernia Corporation and its subsidiaries (the “Company” or “Hibernia”), principally Hibernia National Bank (the “Bank”). This discussion should be read in conjunction with the accompanying tables and consolidated financial statements.

FIRST-QUARTER 2004 OVERVIEW

        Hibernia Corporation is a financial holding company which, through its bank and nonbank subsidiaries, provides a broad array of financial products and services throughout Louisiana and portions of Texas and Mississippi. At March 31, 2004, the Company operated 258 locations in 34 Louisiana parishes and 18 Texas counties and two mortgage loan production and retail brokerage services offices in Southern Mississippi. The principal products and services offered include retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; insurance; and trust and investment management. The Bank, through a wholly owned subsidiary, also acts as a retail broker, providing access to alternative investment products, including mutual funds and annuities.

        Earnings for first-quarter 2004 remained strong. Loans and deposits reached record levels while the Texas expansion program moved forward. Financial results for the first quarter of 2004 include:

•	Net income for the first quarter of 2004 totaled $66.0 million ($0.43 per common share), up 17% compared to $56.2 million ($0.36 per common share) for the first quarter of 2003. Earnings per common share — assuming dilution for the first quarter of 2004 were $0.42, 17% higher than a year ago. Results for the first quarter of 2004 were impacted by a $10.0 million provision for the temporary impairment of mortgage servicing rights, or $0.04 per share after tax, and net securities gains of $1.9 million, or $0.01 per share after tax. First-quarter 2003 results included a $14.5 million provision for temporary impairment of mortgage servicing rights.

•	Net interest income increased $6.7 million (4%) to $178.4 million for the first quarter of 2004, compared to $171.7 million for the first quarter of 2003. The net interest margin was 4.17% for the first quarter of 2004 down from 4.42% in the first quarter of 2003, as earning assets continued to reprice downward while the rates paid on many deposits cannot be further reduced.

•	Noninterest income for the first quarter of 2004 totaled $80.1 million, up $7.6 million (10%) compared to the first- quarter 2003 level of $72.5 million. Included in noninterest income are the previously mentioned provision for temporary impairment of mortgage servicing rights and the net gain from the sale of investment securities. Contributing to the growth in noninterest income were increased service charges on deposits, card-related fees, retail investment services fees and investment banking income.

•	Noninterest expense for first-quarter 2004 was $145.1 million, up $4.9 million (3%) from $140.2 million for the same period in 2003. Salary and benefit expense, which makes up more than half of Hibernia’s total noninterest expense, increased only 2% in first-quarter 2004 compared to a year earlier.

•	The provision for loan losses for the three months ended March 31, 2004 totaled $12.0 million, down 32% from $17.8 million for the same period in 2003. Net charge-offs for the first quarter of 2004 totaled $11.8 million, down 33% from the first-quarter 2003 level of $17.6 million. At March 31, 2004, reserves as a percentage of nonperforming loans were 404%, compared to 410% at March 31, 2003.

•	The March 31, 2004 nonperforming asset ratio was down slightly to 0.49% from the March 31, 2003 level of 0.52%. The nonperforming loan ratio declined to 0.40%, compared to the March 31, 2003 level of 0.45%.

•	Total loans at March 31, 2004 were $13.1 billion, up $1.5 billion (13%) from March 31, 2003. This increase was across all three loan categories, with consumer up 16%, commercial up 11% and small business up 10%.

•	Total deposits grew $1.1 billion (8%) from March 31, 2003 to $14.9 billion at March 31, 2004. Noninterest-bearing deposits at March 31, 2004 were up $216.7 million (7%) compared to March 31, 2003.

•	Total assets at March 31, 2004 were $18.7 billion, up $1.1 billion (6%) from March 31, 2003.

•	Hibernia’s capital remains strong with a leverage ratio of 8.56% at March 31, 2004, compared to 8.34% at March 31, 2003. During the first quarter of 2004, Hibernia repurchased approximately 1.1 million shares of its common stock under a previously announced buyback plan. In April 2004, the Board of Directors authorized the Company to begin another buyback program for the purchase of up to 3.5 million shares of common stock through April 2005.

•	In April 2004, Hibernia’s Board of Directors declared a quarterly cash dividend of 18 cents per common share, a 20% increase from 15 cents per common share declared in April 2003.

        The Company’s Texas program continues to move forward in 2004. In the first quarter of 2004, a new branch was opened in South Plano, a suburb of Dallas. This branch is the fourth office opened in fast growing Texas suburbs since Hibernia announced its de novo program in July 2002. The Company expects to open three more branches in the Dallas and Houston areas in the second quarter of 2004, and another 12 branches in those areas in the second half of this year.

        In the second quarter of 2004, the Company also expects to complete the largest merger in the Company’s history with $2.7 billion-asset Coastal Bancorp, Inc. (Coastal). Coastal has 44 branches and will give Hibernia an increased presence in Houston and entry into additional Texas markets from Austin to the Rio Grande Valley.

        Looking forward to the rest of 2004, Hibernia continues to expect earnings to remain in line with its mission’s stated goal of 8% to 10% annual growth. The Company expects the Coastal transaction to be neutral to slightly accretive to earnings in 2004 and accretive to earnings in 2005.

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

        The Company is required to perform valuations of assets in accordance with various generally accepted accounting principles. Impairment testing of goodwill requires the Company to determine its fair value by reporting unit. Impairment testing is a two-step process that first compares the fair value of a reporting unit with its carrying amount, and second, if necessary, measures impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units are operating segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reporting units are based on lines of business. Assets and liabilities are allocated to reporting units using the Company’s internal management reporting system. Goodwill is allocated directly to these reporting units, when applicable, or based on the allocation of loans to the reporting segments for each region in which the goodwill originated. When quoted market prices are not available for assets and liabilities, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. However, management uses assumptions that it considers to be appropriate in its impairment testing. The Company has recorded no impairment of goodwill in 2004 or 2003.

        The Company records a servicing asset when the right to service mortgage loans for others is acquired through a purchase or retained upon the sale of loans. Based upon current fair values, servicing rights are periodically assessed for impairment. For this valuation, the mortgage servicing portfolio is stratified on the basis of certain risk characteristics including loan type and interest rate. A discounted cash flow analysis is performed using various assumptions including prepayment speeds, discount rates and servicing costs. The Company uses national prepayment speed assumptions and adjusts them based on actual prepayment behavior of its own portfolio with information obtained from an independent third party. To the extent that temporary impairment exists, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. If market conditions improve, the valuation allowance is reversed in current earnings. Impairment is considered to be other-than-temporary when the Company determines that the carrying value is expected to exceed the fair value for an extended period of time based on forecasted assumptions, including expected interest-rate levels and prepayment speeds. Other-than-temporary impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. Changes in these assumptions could materially affect the operating results of the Company, however, management considers the assumptions used to be appropriate. For a discussion of the sensitivity of significant assumptions, see the “Interest Rate Sensitivity” section of this analysis. For additional third-party mortgage servicing portfolio data, see the “Noninterest Income” section of this analysis.

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, first quarter net income would have been reduced by $1.9 million ($0.01 per common share) and $1.6 million ($0.01 per common share) for the periods ended March 31, 2004 and 2003, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model.

        The Black-Scholes model estimates the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to these policies.

MERGER ACTIVITY

        In December 2003, the Company signed a definitive merger agreement with Coastal Bancorp, Inc. (Coastal), headquartered in Houston, Texas. At March 31, 2004, Coastal had loans of $2.0 billion, deposits of $1.7 billion and total assets of $2.7 billion. Upon completion of the transaction, approximately 22% of Hibernia’s deposits would be in Texas, up from 12% at March 31, 2004. Under terms of the agreement, Hibernia would purchase all of the outstanding stock and options of Coastal for approximately $230 million in cash. The merger has received approvals from regulatory authorities and Coastal shareholders, and is expected to be completed in May 2004, subject to customary closing conditions.

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $17.3 billion in the first quarter of 2004, a $1.5 billion (9%) increase from the first-quarter 2003 average of $15.9 billion. The increases in average earning assets are primarily due to increased consumer and commercial loans and securities available for sale, discussed below.

    Loans.        Average loans for the first quarter of 2004 of $13.0 billion were up $482.3 million (4%) and $1.5 billion (13%) compared to the fourth quarter of 2003 and the first quarter of 2003, respectively.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	March 31, 2004			December 31, 2003			March 31, 2003

($ in millions)	Loans	Percent		Loans	Percent		Loans	Percent

Commercial:
Commercial and industrial	$1,122.3	8	.6%	$1,051.3	8	.2%	$1,059.4	9	.2%
Services industry	644.3	4.9		699.3	5.4		607.2	5.3
Real estate	574.5	4.4		590.8	4.6		419.0	3.6
Health care	226.4	1.7		237.2	1.8		234.9	2.0
Transportation, communications
and utilities	127.1	1.0		142.0	1.1		133.1	1.2
Energy	387.1	3.0		387.5	3.0		315.7	2.7
Other	124.2	0.9		126.1	1.0		109.5	0.9

Total commercial	3,205.9	24.5		3,234.2	25.1		2,878.8	24.9

Small Business:
Commercial and industrial	737.1	5.6		725.5	5.6		720.0	6.2
Services industry	663.9	5.1		654.9	5.1		620.3	5.4
Real estate	653.4	5.0		604.8	4.7		496.8	4.3
Health care	190.0	1.5		188.2	1.5		162.6	1.4
Transportation, communications
and utilities	97.3	0.7		99.5	0.8		99.1	0.9
Energy	40.7	0.3		29.6	0.2		27.5	0.2
Other	348.5	2.7		340.4	2.6		366.6	3.2

Total small business	2,730.9	20.9		2,642.9	20.5		2,492.9	21.6

Consumer:
Residential mortgages:
First mortgages	3,221.4	24.6		3,151.1	24.5		2,385.5	20.7
Junior liens	360.5	2.8		369.6	2.9		555.9	4.8
Real estate secured
revolving credit	681.0	5.2		646.2	5.0		562.5	4.9
Indirect	2,292.7	17.5		2,234.6	17.3		2,050.7	17.7
Revolving credit:
Secured	9.7	0.1		11.7	0.1		11.8	0.1
Unsecured	106.2	0.8		106.7	0.8		103.1	0.9
Other:
Secured	294.8	2.2		309.3	2.4		357.6	3.1
Unsecured	188.8	1.4		176.7	1.4		151.2	1.3

Total consumer	7,155.1	54.6		7,005.9	54.4		6,178.3	53.5

Total loans	$13,091.9	100	.0%	$12,883.0	100	.0%	$11,550.0	100	.0%

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at March 31, 2004, December 31, 2003 and March 31, 2003. Beginning in 2004, revolving lines of credit secured by real estate have been reclassified from revolving secured loans to real estate secured loans. Prior periods have been adjusted to conform with this new classification. Total loans increased $208.9 million (2%) at March 31, 2004 compared to December 31, 2003 and $1.5 billion (13%) compared to March 31, 2003.

        Consumer loans increased $149.2 million (2%) and $976.8 million (16%) compared to December 31, 2003 and March 31, 2003, respectively. The increase from the previous quarter is due to growth in residential first mortgages of $70.3 million (2%), indirect loans of $58.1 million (3%) and real estate secured revolving credit of $34.8 million (5%). The increase from the same period a year ago reflects growth in residential first mortgage loans of $835.9 million (35%), indirect loans of $242.0 million (12%) and real estate secured revolving credit of $118.5 million (21%), partially offset by a decline in residential junior liens of $195.4 million (35%). During the fourth quarter of 2003, Hibernia reclassified $204.9 million of junior liens to first mortgages based on a review of the collateral securing these loans.

        Small business loans increased $88.0 million (3%) compared to December 31, 2003 and $238.0 million (10%) compared to March 31, 2003. These increases were spread among most sectors of the portfolio. Loan demand in this segment has increased in recent quarters in line with improving economic indicators.

        Commercial loans decreased $28.3 million (1%) compared to December 31, 2003 and increased $327.1 million (11%) compared to March 31, 2003. The increase in the first quarter of 2004 over the comparable period in 2003 is due to growth in real estate, energy and commercial and industrial sectors. Commercial loans were relatively flat from the fourth quarter of 2003; however, management expects commercial loan growth for the remainder of 2004.

        Loan demand is expected to be in line with the level that was experienced in 2003, excluding the impact of any acquisitions. This growth is expected to be led by the consumer portfolio, with higher levels of growth likely in all portfolios as the economy recovers and the Company continues its expansion into strategic Texas markets.

        Securities Available for Sale. Average securities available for sale increased $335.6 million (9%) in the first quarter of 2004 compared to the fourth quarter of 2003, and were up $458.8 million (13%) compared to the first quarter of 2003. These increases were partially due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements. Further, as the Company continued to experience higher deposit growth and increased borrowings compared to loan growth, additional purchases of securities available for sale helped to increase income on earning assets. The securities purchased generally have relatively short average lives and exhibit limited extension risk as interest rates rise.

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

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the first quarter of 2004 totaled $56.9 million, down $9.3 million (14%) from the fourth quarter of 2003 and $73.7 million (56%) from the first quarter of 2003. These decreases are due to both contractually due payments and prepayments on mortgage-backed securities.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest-only strip receivable resulting from a securitization of indirect auto loans in the first quarter of 2001. The interest-only strip receivable, which totaled $2.5 million and $6.5 million at March 31, 2004, and 2003, respectively, is classified as a trading account asset. All other short-term investments are considered to be cash equivalents.

        Average short-term investments for the three months ended March 31, 2004 totaled $201.3 million, up $99.9 million (99%) compared to $101.4 million in the fourth quarter of 2003 and down $182.4 million (48%) from $383.7 million in the first quarter of 2003. The increase in short-term investments from the fourth quarter of 2003 is due to increased reverse repurchase agreements resulting from excess funds available during the first quarter of 2004. The decrease from the first quarter of 2003 is due to a reduction of federal funds sold to fund increasing loan growth.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the first quarter of 2004 decreased $76.3 million (34%) compared to the fourth quarter of 2003, and decreased $265.6 million (64%) compared to the first quarter of 2003. Mortgage loan production for the first quarter of 2004 was $558.1 million, down 39% from the previous quarter and 62% from the first quarter of 2003, which is generally driven by the interest rate environment. In addition, the Company’s strategic decision to exit correspondent lending affected the level of fixed-rate correspondent mortgage loans, which declined to 27% of total first-quarter 2004 production from 39% and 54% in the fourth and first quarters of 2003, respectively. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights.

        Hibernia’s mortgage pipeline remained strong at the end of the first quarter of 2004 totaling $497.0 million, up from $450.4 million at the end of the fourth quarter 2003. Approximately two-thirds of the pipeline mortgage loans at March 31, 2004 are fixed-rate, which generally will be held for sale when funded.

ASSET QUALITY

Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Delinquent loans presented in Table 2 are still in accrual status and are not included in total nonperforming loans in Table 3. Total managed delinquencies decreased $11.3 million (21%) from March 31, 2003 and $15.3 million (26%) from December 31, 2003. Loans past due 90 days or more in the held portfolio are primarily consumer loans aggregating $6.7 million at March 31, 2004, compared to $8.5 million at March 31, 2003 and $7.7 million at December 31, 2003.

TABLE 2 - LOAN DELINQUENCIES

($ in millions)	March 31 2004		Dec. 31 2003		Sept. 30 2003		June 30 2003		March 31 2003

Days past due and still accruing:
30 to 89 days	$33.9		$47.4		$44.1		$48.4		$42.9
90 days or more	6.7		7.7		8.3		5.8		8.5

Total delinquencies	40.6		55.1		52.4		54.2		51.4
Securitized indirect auto delinquencies	1.9		2.7		2.6		2.8		2.4

Total managed delinquencies	$42.5		$57.8		$55.0		$57.0		$53.8

Delinquencies as a percentage of loans by portfolio:
Commercial	0.	01%	0.	07%	0.	04%	0.	06%	0.	06%
Small business	0.	14%	0.	19%	0.	29%	0.	37%	0.	35%
Consumer:
Real estate secured	0.	32%	0.	43%	0.	43%	0.	48%	0.	52%
Indirect	0.	71%	0.	99%	0.	86%	0.	84%	0.	78%
Other consumer	1.	04%	1.	30%	1.	27%	1.	26%	1.	08%
Total consumer	0.	51%	0.	68%	0.	65%	0.	68%	0.	66%
Total held loans	0.	31%	0.	43%	0.	43%	0.	46%	0.	45%
Managed consumer	0.	53%	0.	71%	0.	67%	0.	70%	0.	68%
Total managed loans	0.	52%	0.	45%	0.	44%	0.	47%	0.	46%

TABLE 3 - NONPERFORMING ASSETS

($ in thousands)	March 31 2004	Dec. 31 2003	Sept. 30 2003	June 30 2003	March 31 2003

Nonaccrual loans:
Commercial	$ 17,867	$ 20,113	$ 18,527	$ 17,587	$ 12,115
Small business	20,548	22,994	23,430	26,921	28,514
Consumer
Real estate secured	14,229	12,198	10,896	12,435	10,955
Other consumer	219	271	214	259	394

Total nonperforming loans	52,863	55,576	53,067	57,202	51,978

Foreclosed assets	10,688	11,512	11,875	6,981	6,671
Excess bank-owned property	369	678	755	481	902

Total nonperforming assets	$ 63,920	$ 67,766	$ 65,697	$ 64,664	$ 59,551

Reserve for loan losses	$ 213,503	$ 213,275	$ 213,280	$ 213,153	$ 212,882
Nonperforming loan ratio by portfolio:
Commercial	0.56%	0.62%	0.63%	0.60%	0.42%
Small business	0.75%	0.87%	0.90%	1.05%	1.14%
Consumer
Real estate secured	0.33%	0.29%	0.28%	0.35%	0.31%
Other consumer	0.01%	0.01%	0.01%	0.01%	0.01%
Total consumer	0.20%	0.18%	0.17%	0.20%	0.18%
Total loans	0.40%	0.43%	0.43%	0.48%	0.45%
Nonperforming asset ratio	0.49%	0.53%	0.54%	0.55%	0.52%
Reserve for loan losses as a
percentage of nonperforming loans	403.88%	383.75%	401.91%	372.63%	409.56%

        Managed consumer delinquencies include those related to indirect auto loans securitized. Total managed delinquencies as a percentage of total managed loans at March 31, 2004 were 0.32%, down from 0.46% a year ago and 0.45% at December 31, 2003. Delinquencies as a percentage of held loans at March 31, 2004 were 0.31%, down from 0.45% at March 31, 2003 and 0.43% at December 31, 2003. Small business delinquencies declined $4.8 million compared to a year ago and $1.0 million compared to the prior quarter. Consumer delinquencies decreased $11.6 million from the prior quarter, led by declines in the indirect automobile portfolio, and decreased $4.7 million from a year ago, led by reductions in residential mortgage delinquencies. Other consumer delinquencies were down slightly from a year ago and were down significantly from the prior quarter led by declines across most loan types. Collection efforts were particularly successful in reducing delinquencies in the first quarter of 2004 and, as a result, delinquencies may return to the levels experienced in 2003.

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $52.9 million at March 31, 2004, up from $52.0 million at March 31, 2003 and down from $55.6 million at December 31, 2003. Small business nonperforming loans declined from March 31, 2003 as a result of payments, charge-offs and other reductions which more than offset new additions. The decrease in commercial nonperforming loans from December 31, 2003, was due in part to the sale of a commercial credit. Real estate secured consumer nonperforming loans increased from March 31, 2003, and from December 31, 2003, however no significant losses are expected in this portfolio due to the secured nature of these loans.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $10.7 million at March 31, 2004, up $4.0 million from a year earlier and down $0.8 million from December 31, 2003. The increase from a year ago was driven by the reclassification of a $4.6 million energy asset to foreclosed assets in the third quarter of 2003. Excess bank-owned property at March 31, 2004 was down $0.5 million from March 31, 2003, and $0.3 million from December 31, 2003.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2004	2003

($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Nonperforming loans
at beginning of period	$55,576	$53,067	$57,202	$51,978	$54,880
Additions	10,690	20,395	20,863	22,672	14,288
Charge-offs, gross	(1,690)	(2,624)	(6,279)	(3,760)	(5,811)
Transfers to foreclosed assets	(1,285)	(2,240)	(1,403)	(2,183)	(2,217)
Returns to performing status	(593)	(347)	(50)	(1,357)	(1,000)
Payments	(7,419)	(8,014)	(9,061)	(10,148)	(5,868)
Sales	(2,416)	(4,661)	(8,205)	--	(2,294)

Nonperforming loans
at end of period	$52,863	$55,576	$53,067	$57,202	$51,978

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At March 31, 2004, the Company’s nonperforming asset ratio was 0.49%, down from 0.52% at March 31, 2003 and 0.53% at December 31, 2003.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the last five quarters are set forth in Table 3.

        At March 31, 2004, the recorded investment in loans considered impaired under SFAS No. 114 was $38.4 million. The related portion of the reserve for loan losses was $4.2 million. The comparable amounts at March 31, 2003 were $40.6 million and $6.8 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $10.7 million were added to nonperforming loans during the first quarter of 2004, down from $20.4 million in the prior quarter. These inflows were led by additions of $4.6 million in the consumer portfolio and $3.4 million in the small business portfolio. The inflows were more than offset by payments, sales and charge offs which reduced nonperforming loans by $11.5 million. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

        In addition to the nonperforming loans discussed above, other commercial and small business loans that are subject to potential future classification as nonperforming or past due 90 days or more and still accruing totaled $23.3 million at March 31, 2004.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $12.0 million provision for loan losses in the first quarter of 2004 compared to $17.8 million in the first quarter of 2003, and $13.3 million in the prior quarter.

        Net charge-offs totaled $11.8 million in the first quarter of 2004 compared to $17.6 million in the first quarter of 2003 and $13.3 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.36% in the first quarter of 2004, down from 0.61% in the first quarter of 2003, and 0.43% in the prior quarter. There were virtually no commercial net charge-offs in the first quarter of 2004 compared to $2.7 million in the same period of 2003, and $0.7 million in the fourth quarter of 2003. Net charge-offs of $2.6 million in the small business portfolio for the first quarter of 2004 decreased from $4.4 million in the first quarter of 2003, and $3.0 million in the fourth quarter of 2003. Consumer net charge-offs of $9.2 million in the first quarter of 2004 decreased from $10.6 million in the first quarter of 2003 and $9.6 million in the prior quarter. The decrease in consumer net charge-offs from a year ago was due to lower net charge-offs in the indirect automobile portfolio.

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

        There were no significant changes in the composition of the loan portfolio from the fourth quarter of 2003 except as previously discussed. The Company continued to proactively manage its exposure to credit risk in the first quarter of 2004. The reserve coverage of total loans at March 31, 2004 decreased from the prior quarter and a year ago primarily as a result of growth in loan portfolio outstandings. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating and credit evaluation systems and based on consistent application of the Company’s reserve methodology.

        The basic assumptions and methodologies used in allocating the reserve were virtually unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to the commercial portfolio declined modestly from the prior quarter, but decreased significantly from the prior year. The decline from a year ago was due primarily to the paydown of a large chemical industry credit in the third quarter of 2003 as well as reductions in the highly leveraged lending portfolio. In addition, the allocation to the high risk asset-based lending portfolio was discontinued in the third quarter of 2003 as the Company has exited this line of business. The allocations to the consumer portfolio increased for the quarter and from a year ago in line with recent higher losses experienced in this portfolio as well as overall portfolio growth. The allocations to the small business portfolio were virtually unchanged from the prior quarter and a year ago. The unallocated reserve increased modestly from the prior quarter and a year ago. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the loan portfolio.

        The reserve coverage of annualized net charge-offs was 453% at March 31, 2004, compared to 401% at December 31, 2003 and 302% at March 31, 2003. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2004	2003

($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Balance at beginning of period	$ 213,275	$ 213,280	$ 213,153	$ 212,882	$ 212,765
Loans charged off:
Commercial	(124)	(772)	(3,427)	(841)	(3,245)
Small business	(3,709)	(3,955)	(5,734)	(5,245)	(5,790)
Consumer:
Real estate secured	(1,121)	(1,637)	(1,285)	(1,019)	(1,264)
Indirect	(6,969)	(6,650)	(6,389)	(6,445)	(7,789)
Other consumer	(2,646)	(2,861)	(2,934)	(2,872)	(3,117)
Recoveries:
Commercial	106	72	1,023	1,085	541
Small business	1,123	993	1,102	1,012	1,425
Consumer:
Real estate secured	154	139	255	127	123
Indirect	892	762	942	856	892
Other consumer	522	604	574	613	591

Net loans charged off	(11,772)	(13,305)	(15,873)	(12,729)	(17,633)
Provision for loan losses	12,000	13,300	16,000	13,000	17,750

Balance at end of period	$ 213,503	$ 213,275	$ 213,280	$ 213,153	$ 212,882

Reserve for loan losses
as a percentage of loans	1.63%	1.66%	1.74%	1.80%	1.84%
Annualized net charge-offs as a
percentage of average loans by portfolio:
Commercial	- %	0.09%	0.33%	(0.03)%	0.38%
Small business	0.39%	0.46%	0.72%	0.67%	0.70%
Consumer:
Real estate secured	0.09%	0.15%	0.11%	0.10%	0.13%
Indirect	1.07%	1.07%	1.01%	1.07%	1.37%
Other consumer	1.41%	1.48%	1.51%	1.43%	1.60%
Total consumer	0.52%	0.56%	0.54%	0.55%	0.69%
Total loans	0.36%	0.43%	0.53%	0.44%	0.61%

        The reserve for loan losses totaled $213.5 million, or 1.63% of total loans at March 31, 2004, compared to $212.9 million, or 1.84% of total loans at March 31, 2003 and $213.3 million, or 1.66% of total loans at December 31, 2003. The reserve for loan losses as a percentage of nonperforming loans was 404% at March 31, 2004, compared to 410% at March 31, 2003 and 384% at December 31, 2003. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy for 2004 predict a continued strengthening of economic conditions. The Company will continue to evaluate these trends and their impact on credit quality and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $14.3 billion in the first quarter of 2004, an $892.5 million (7%) increase from the first quarter of 2003. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	First Quarter 2004			Fourth Quarter 2003			First Quarter 2003

($ in millions)	Average Balances	% of Deposits		Average Balances	% of Deposits		Average Balances	% of Deposits

Noninterest-bearing	$2,918.2	20	.4%	$2,858.4	20	.9%	$2,693.0	20	.1%
NOW accounts	455.8	3.2		385.0	2.8		399.0	3.0
Money market deposit accounts	3,858.2	27.0		3,435.0	25.2		2,961.9	22.1
Savings accounts	2,521.0	17.6		2,500.6	18.3		2,580.6	19.3
Other consumer time deposits	2,182.5	15.3		2,228.9	16.3		2,392.8	17.8

Total core deposits	11,935.7	83.5		11,407.9	83.5		11,027.3	82.3

Public fund certificates of
deposit of $100,000 or more	815.3	5.7		741.7	5.4		916.3	6.8
Certificates of deposit of
$100,000 or more	904.6	6.3		870.2	6.4		929.0	6.9
Foreign time deposits	639.8	4.5		635.6	4.7		530.3	4.0

Total deposits	$14,295.4	100	.0%	$13,655.4	100	.0%	$13,402.9	100	.0%

        Average core deposits totaled $11.9 billion in the first quarter of 2004, a $908.4 million (8%) increase from the first quarter of 2003. Average noninterest-bearing deposits grew $225.2 million and average savings deposits decreased $59.6 million in the first quarter of 2004 compared to the first quarter of 2003. NOW account average balances were up $56.8 million and average money market deposit accounts were up $896.3 million in the first quarter of 2004 compared to the first quarter of 2003. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $468.6 million and average money market deposit accounts were up $484.5 million. Increases in average noninterest-bearing and NOW account balances resulted primarily from the continued marketing and success of Hibernia’s Completely Free CheckingSM program, discussed below. Average consumer time deposits decreased $210.3 million in the first quarter of 2004 compared to the first quarter of 2003. The decrease in consumer time deposits was primarily the result of the movement of longer-term deposits into more liquid deposit products, including money market accounts, as interest rates remained low in 2004. A portion of the consumer time deposits consists of retail brokered certificates of deposit, a wholesale funding source. Retail brokered certificates of deposit averaged $9.4 million in the first quarter of 2004 and totaled $75.0 million at March 31, 2004. This additional lower-rate funding source is expected to become a larger part of consumer time deposits in the future.

        In March 2002, Hibernia launched a high performance checking campaign, a simplified consumer-checking program that includes Hibernia’s Completely Free CheckingSM product. This program offers gifts to customers who open new personal checking accounts or refer prospects who then open new personal checking accounts. Following the successful introduction of the free checking program for consumers, Hibernia launched Completely Free Small Business CheckingSM in August of 2002. The Completely Free Small Business CheckingSM program, much like the consumer version, eliminates monthly cycle service charges, offers free gifts for new accounts and buys back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These programs include extensive advertising and marketing that continue today and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. These programs continue to increase the number of new account openings, with new consumer checking account openings for the first three months of 2004 up 5% when compared to the same period last year. In addition, in September 2003, the Company introduced free online bill pay, which is anticipated to increase deposit account retention. The Coastal merger, de novo Texas expansion and continued marketing of the high performance checking products are anticipated to continue to grow core deposits for the remainder of 2004 and beyond.

        Average noncore deposits for the first quarter of 2004 were down $15.9 million from the first quarter of 2003 to $2.4 billion or approximately 17% of total deposits. Average large denomination certificates of deposit decreased $125.4 million compared to the first quarter of 2003 with public fund deposits down $101.0 million. This decrease is due to competitive pricing in the market on public fund certificates of deposit. Average foreign time deposits increased $109.5 million from first quarter 2003.

        Total deposits at March 31, 2004 were $14.9 billion, up $1.1 billion (8%) from March 31, 2003. Total noninterest-bearing deposits at March 31, 2004 were $3.2 billion, up $216.7 million (7%) from March 31, 2003.

BORROWINGS

        Average borrowings — which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; and Federal Home Loan Bank (FHLB) advances — increased $123.4 million (6%) and $471.2 million (27%) to $2.2 billion for the first quarter of 2004 compared to the fourth and first quarter of 2003, respectively.

        Fluctuations in federal funds purchased stem from differences in the timing of growth in the loan portfolio and growth of other funding sources (deposits, proceeds from maturing and sold securities, and FHLB advances).

        Average FHLB advances for the first quarter of 2004 totaled $1.1 billion, down from $1.2 billion for the first quarter of 2003. FHLB advances at March 31, 2004, were $1.1 billion, down $100.4 million (8%) compared to $1.2 billion at March 31, 2003. The decrease resulted from the prepayment of a $300 million advance late in September 2003, partially offset by the funding of advances in June 2003 totaling $200 million. In addition, in January 2004, a $300 million advance matured and was replaced with another $300 million advance.

        The FHLB may demand payment of $400 million in callable advances at quarterly intervals. If called prior to maturity, replacement funding will be offered by the FHLB at a then-current rate.

        Of the FHLB advances outstanding at March 31, 2004 and 2003, $700 million and $800 million, respectively, accrue interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate debt by entering into interest rate swap agreements. These interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay fixed rates. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The Company had interest rate swap agreements outstanding with notional amounts of $400 million and $700 million at March 31, 2004 and 2003, respectively. The estimated net negative fair value of these interest rate swap agreements totaled $6.3 million and $33.3 million at March 31, 2004 and 2003, respectively, and are recorded on the balance sheet as other liabilities, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreements are accrued monthly and effectively convert the hedged FHLB advances from variable to fixed rates.

        As part of the financing for the purchase of Coastal Bancorp, Inc., Hibernia Corporation (the Parent Company) issued $100 million in ten year 5.35% fixed-rate subordinated notes in April 2004. In March 2004, the Company entered into a $50 million forward-start interest rate swap agreement and a $50 million treasury interest rate lock agreement to protect against a rise in interest rates. At March 31, 2004, these derivative contracts had fair values that totaled $0.9 million. The contracts were terminated upon the issuance of the subordinated debt in April 2004, resulting in a gain of $4.7 million. This gain will be recognized over the life of the subordinated notes using the level yield method. The Company’s borrowings will also increase in the second quarter of 2004 with the addition of Coastal’s existing debt. At March 31, 2004, Coastal had FHLB advances outstanding of $801.5 million and subordinated debentures totaling $61.9 million.

        The Company’s reliance on borrowings continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

INTEREST RATE SENSITIVITY

        Interest rate risk represents the potential impact from changes in the level of interest rates on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities. A number of tools are used to monitor and manage interest rate risk, including simulation models and interest rate sensitivity (Gap) analyses. Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company’s net income and capital. Gap reports measure the net amounts of assets or liabilities that reprice in the same time period over the remaining lives of those assets and liabilities. As a means of limiting interest rate risk to an acceptable level, management may alter the mix of floating- and fixed-rate assets and liabilities, change pricing schedules, adjust maturities through sales and purchases of securities available for sale, and enter into derivative contracts.

        The simulation models incorporate management’s assumptions regarding the level of interest rates and balances for indeterminate maturity deposits (demand, NOW, savings and money market deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Key assumptions in the models include anticipated prepayments on mortgage-related instruments, loans and investments; contractual cash flows and maturities of all financial instruments; deposit sensitivity; and changes in market conditions. In addition, the impact of planned growth and anticipated new business is factored into the simulation models. Because these assumptions are inherently uncertain, the models cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net income or capital. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

        The objective of Hibernia’s interest rate risk policy is to limit the change in after-tax net interest income, from an immediate and sustained change in interest rates of 200 basis points, compared to a flat rate scenario, to 15% of projected 12-month net income. Based on the results of the simulation models at March 31, 2004, the Company would expect an increase in after-tax net interest income of $17.9 million from a 200-basis-point increase in interest rates. In the event of a 50-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment), the Company would expect after-tax net interest income to decrease by $15.2 million. Results of both scenarios are within the limits of Hibernia’s policy, although there is no assurance that actual results would be the same as the model. In addition, the Company projects an increase in after-tax net interest income of $11.6 million and a decrease of $16.4 million if interest rates gradually rise or decline, respectively, by 100 basis points over the next year. The projected decline in net interest income in the 50-basis-point decrease and the gradual decline simulations reflect the limited flexibility to reduce rates further on interest-bearing deposits in the current low interest rate environment.

        Based on the results of the simulation models at March 31, 2003, the Company would have expected an increase in after-tax net interest income of $3.0 million in the event of a 200-basis-point increase in interest rates, and a decrease in after-tax net interest income of $25.7 million in the event of a 100-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment). Results of both scenarios were within the limits of Hibernia’s policy. In addition, the Company projected an increase in after-tax net interest income of $0.2 million and a decrease of $7.2 million if interest rates gradually increased or decreased, respectively, by 100 basis points over the next year.

        The level of interest rates also affects the prepayment assumptions used in the valuation of mortgage servicing rights. As an indication of the sensitivity of the fair value of mortgage servicing rights, at March 31, 2004, an immediate 10% and 25% adverse change in the prepayment speed assumptions would decrease after-tax net income by $3.8 million and $8.7 million, respectively. At March 31, 2004, an immediate 10% and 25% adverse change in the discount rate assumptions would decrease after-tax net income by $1.9 million and $4.6 million, respectively. At March 31, 2003, an immediate 10% and 25% adverse change in prepayment speed assumptions was projected to decrease after-tax net income by $3.0 million and $6.9 million, respectively; and an immediate 10% and 25% adverse change in discount rates was projected to decrease after-tax net income by $1.4 million and $2.9 million, respectively. These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of mortgage servicing rights is calculated without changing any other assumptions; in actuality, changes of one factor may result in changes in another, which could magnify or counteract the sensitivities.

        On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts, and forward sales contracts, to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on its own behalf and for customers.

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates the portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $115.2 million and an estimated net negative fair value of $2.2 million were designated as fair value hedges at March 31, 2004. The related hedged mortgage loans held for sale had a principal balance of $115.2 million and were increased by a positive change in fair value of $2.2 million at March 31, 2004, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At March 31, 2004, interest rate lock commitments had a notional amount of $141.2 million with a positive fair value of $0.7 million. The related forward sales contracts had a notional amount of $141.2 million and a net negative fair value of $0.9 million at March 31, 2004.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.9 billion at March 31, 2004, with positive fair values of $35.9 million and negative fair values of $31.5 million.

        Hibernia holds foreign exchange rate forward contracts that had notional amounts totaling $7.9 million at March 31, 2004, which minimize the Company’s exchange rate risk on loans to be repaid in foreign currencies.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank (FHLB) advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $400 million. The estimated negative fair value of derivative financial instruments designated as cash flow hedges totaled $6.3 million at March 31, 2004.

        Beginning in the first quarter of 2004, the Company entered into interest rate contracts relating to certificates of deposit on its own behalf. These contracts are designated as fair value hedges. The purpose of these contracts is to convert fixed interest rate certificates of deposits to variable interest rates. These interest rate contracts had notional amounts totaling $188.0 million at March 31, 2004, with positive fair values of $1.6 million and negative fair values of $1.7 million. The net changes in the fair value of the derivatives instruments are offset by changes in fair values of the hedged items, resulting in no impact to earnings due to hedge ineffectiveness.

        In March 2004, the Company entered into a $50 million forward-start interest rate swap agreement and a $50 million treasury interest rate lock agreement to protect against a rise in interest rates on the subordinated notes to be issued in April 2004 for the purchase of Coastal. At March 31, 2004, these derivative contracts had fair values that totaled $0.9 million. The contracts were terminated upon the issuance of the subordinated debt in April 2004, resulting in a gain of $4.7 million which will be recognized over the life of the subordinated notes using the level yield method.

RESULTS OF OPERATIONS:

        Net income for the first quarter of 2004 totaled $66.0 million ($0.43 per common share), up 17% compared to $56.2 million ($0.36 per common share) for the first quarter of 2003. Earnings per common share — assuming dilution were $0.42 for the first quarter of 2004 compared to $0.36 for the first quarter of 2003. Included in first-quarter 2004 results is a $10.0 million non-cash expense ($0.04 per common share after tax) for temporary impairment of mortgage servicing rights and a gain of $1.9 million ($0.01 per common share after tax) from the sale of investment securities. First-quarter 2003 results included a $14.5 million non-cash expense ($0.06 per common share after tax) for temporary impairment of mortgage servicing rights. Explanations of these net changes are detailed below.

        Management expects growth in earnings per common share — assuming dilution for the year to be in line with its mission’s stated goal of 8 to 10%.

NET INTEREST INCOME

        Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the first quarter of 2004 totaled $180.0 million, a $6.5 million (4%) increase from the first quarter of 2003 and a $3.0 million (2%) increase from the fourth quarter of 2003.

        The increase in net interest income for the first quarter of 2004 compared to the first and fourth quarters of 2003 was due to the increased growth in earning assets, partially offset by the impact of yields on interest-earning assets decreasing more than rates on interest-bearing liabilities. The average yield on earning assets declined 61 basis points while the average cost of interest-bearing liabilities decreased 47 basis points from the first quarter of 2003. The decreases in the Company’s earning asset yields were caused by the continued downward repricing of loans and a decline in the yield on investment securities, reflecting prepayments and maturities of higher rate securities, replaced by lower-yielding securities in the current low interest rate environment. In addition, the rates on interest-bearing deposits have limited ability for further repricing downward as many products have already reached their floor.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2004		2003

(Percentage of average balances)	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter

Commercial loans	18	.6%	18	.5%	17	.6%	17	.6%	17	.9%
Small business loans	15.4		15.8		15.5		15.5		15.7
Consumer loans	41.1		41.6		39.4		38.7		38.8

Total loans	75.1		75.9		72.5		71.8		72.4

Securities available for sale	22.6		21.7		22.2		23.3		21.8
Securities held to maturity	0.3		0.4		0.5		0.7		0.8

Total securities	22.9		22.1		22.7		24.0		22.6

Short-term investments	1.1		0.6		1.8		0.9		2.4
Mortgage loans held for sale	0.9		1.4		3.0		3.3		2.6

Total interest-earning assets	100	.0%	100	.0%	100	.0%	100	.0%	100	.0%

        The net interest margin was 4.17% for the first quarter of 2004, a decrease of 25 basis points from the first quarter of 2003 and 10 basis points from the fourth quarter of 2003. The decrease in the margin was the result of a decrease in earning asset yields, as loan yields continued repricing downward and a decreasing yield on the investment portfolio, discussed above. The decrease in the margin from the fourth quarter of 2003 also reflects the excess liquidity from a growing deposit base which was invested in low risk, low-spread, short-term instruments.

        Based on the results of the first quarter and current projected assumptions, including but not limited to, the interest rate environment, loan and deposit mix and growth, and the slope of the yield curve, management believes the full-year margin may be lower than described in previous guidance, which did not include the impact of the Coastal merger. Management currently expects the margin, excluding the impact of the Coastal merger, to be lower than the first-quarter 2004 margin of 4.17% and estimates that the Coastal merger could compress the margin an additional 20 basis points. Actual results may differ from these estimates.

        Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2004		2003

	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter

Yield on earning assets	5	.32%	5	.47%	5	.41%	5	.74%	5	.93%
Rate on interest-bearing liabilities	1.46		1.53		2.29		1.83		1.93

Net interest spread	3.86		3.94		3.12		3.91		4.00
Contribution of
noninterest-bearing funds	0.31		0.33		0.53		0.41		0.42

Net interest margin	4	.17%	4	.27%	3	.65%	4	.32%	4	.42%

Noninterest-bearing funds
supporting earning assets	21	.60%	21	.92%	23	.17%	22	.58%	21	.56%

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 2004 and the fourth quarter of 2003 and between the first quarter of 2004 and the first quarter of 2003. The analysis of Consolidated Average Balances, Interest and Rates on pages 32 and 33 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended March 31, 2004, December 31, 2003 and March 31, 2003.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME(1)

	First Quarter 2004 Compared to:

	Fourth Quarter 2003			First Quarter 2003

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent
interest earned on:
Commercial loans	$1,658	$(930)	$728	$4,060	$(2,616)	$1,444
Small business loans	1,092	(1,162)	(70)	2,959	(4,558)	(1,599)
Consumer loans	4,049	(4,075)	(26)	16,038	(14,545)	1,493

Loans	6,799	(6,167)	632	23,057	(21,719)	1,338

Securities available for sale	3,505	(386)	3,119	5,024	(4,315)	709
Securities held to maturity	(126)	10	(116)	(996)	(35)	(1,031)

Securities	3,379	(376)	3,003	4,028	(4,350)	(322)

Short-term investments	339	(89)	250	(604)	(115)	(719)
Mortgage loans held for sale	(1,048)	(52)	(1,100)	(3,632)	216	(3,416)

Total	9,469	(6,684)	2,785	22,849	(25,968)	(3,119)

Interest paid on:
NOW accounts	111	3	114	100	(150)	(50)
Money market deposit accounts	805	9	814	1,707	(71)	1,636
Savings accounts	32	105	137	(125)	(1,334)	(1,459)
Other consumer time deposits	(320)	(457)	(777)	(1,532)	(2,050)	(3,582)
Public fund certificates of
deposit of $100,000 or more	217	(106)	111	(433)	(1,488)	(1,921)
Certificates of deposit
of $100,000 or more	249	(225)	24	(184)	(523)	(707)
Foreign deposits	9	(9)	--	280	(456)	(176)
Federal funds purchased	290	12	302	1,090	(2)	1,088
Repurchase agreements	13	13	26	307	(603)	(296)
Federal Home Loan Bank advances	(1)	(952)	(953)	(1,027)	(3,097)	(4,124)

Total	1,405	(1,607)	(202)	183	(9,774)	(9,591)

Taxable-equivalent
net interest income	$8,064	$(5,077)	$2,987	$22,666	$(16,194)	$6,472

(1)	Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	First Quarter 2004

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 3,214.3	$ 33,557	4.20%
Small business loans	2,674.6	39,964	6.01
Consumer loans	7,107.2	111,679	6.31

Total loans (2)	12,996.1	185,200	5.73

Securities available for sale	3,907.9	40,779	4.17
Securities held to maturity	56.9	767	5.40

Total securities	3,964.8	41,546	4.19

Short-term investments	201.3	658	1.31
Mortgage loans held for sale	150.6	2,063	5.48

Total interest-earning assets	17,312.8	$ 229,467	5.32%

Reserve for loan losses	(214.2)
Noninterest-earning assets:
Cash and due from banks	589.2
Trade-date securities available for sale	46.7
Other assets	811.2

Total noninterest-earning assets	1,447.1

Total assets	$ 18,545.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 455.8	$ 713	0.63%
Money market deposit accounts	3,858.2	7,344	0.77
Savings accounts	2,521.0	4,058	0.65
Other consumer time deposits	2,182.5	14,768	2.72
Public fund certificates of deposit
of $100,000 or more	815.3	2,373	1.17
Certificates of deposit of $100,000 or more	904.6	6,448	2.87
Foreign time deposits	639.8	1,357	0.85

Total interest-bearing deposits	11,377.2	37,061	1.31

Short-term borrowings:
Federal funds purchased	497.6	1,246	1.01
Repurchase agreements	595.7	1,046	0.71
Federal Home Loan Bank advances	1,101.8	10,083	3.68

Total interest-bearing liabilities	13,572.3	$ 49,436	1.46%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,918.2
Other liabilities	253.7

Total noninterest-bearing liabilities	3,171.9

Total shareholders' equity	1,801.5

Total liabilities and shareholders' equity	$ 18,545.7

SPREAD AND NET YIELD
Interest rate spread			3.86%
Cost of funds supporting interest-earning assets			1.15%
Net interest income/margin		$ 180,031	4.17%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Fourth Quarter 2003			First Quarter 2003

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 3,057.0	$ 32,829	4.26%	$ 2,837.1	$ 32,113	4.59%
Small business loans	2,602.6	40,034	6.10	2,489.3	41,563	6.77
Consumer loans	6,854.2	111,705	6.47	6,146.3	110,186	7.25

Total loans (2)	12,513.8	184,568	5.86	11,472.7	183,862	6.49

Securities available for sale	3,572.3	37,660	4.22	3,449.1	40,070	4.65
Securities held to maturity	66.2	883	5.34	130.6	1,798	5.51

Total securities	3,638.5	38,543	4.24	3,579.7	41,868	4.68

Short-term investments	101.4	408	1.59	383.7	1,377	1.46
Mortgage loans held for sale	226.9	3,163	5.58	416.2	5,479	5.27

Total interest-earning assets	16,480.6	$ 226,682	5.47%	15,852.3	$ 232,586	5.93%

Reserve for loan losses	(214.2)			(212.9)
Noninterest-earning assets:
Cash and due from banks	579.9			597.3
Trade-date securities available for sale	303.5			378.6
Other assets	829.5			845.1

Total noninterest-earning assets	1,712.9			1,821.0

Total assets	$ 17,979.3			$ 17,460.4

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 385.0	$ 599	0.62%	$ 399.0	$ 763	0.78%
Money market deposit accounts	3,435.0	6,530	0.75	2,961.9	5,708	0.78
Savings accounts	2,500.6	3,921	0.62	2,580.6	5,517	0.87
Other consumer time deposits	2,228.9	15,545	2.77	2,392.8	18,350	3.11
Public fund certificates of deposit
of $100,000 or more	741.7	2,262	1.21	916.3	4,294	1.90
Certificates of deposit of $100,000 or more	870.2	6,424	2.93	929.0	7,155	3.12
Foreign time deposits	635.6	1,357	0.85	530.3	1,533	1.17

Total interest-bearing deposits	10,797.0	36,638	1.35	10,709.9	43,320	1.64

Short-term borrowings:
Federal funds purchased	381.7	944	0.98	62.3	158	1.03
Repurchase agreements	588.2	1,020	0.69	468.3	1,342	1.16
Federal Home Loan Bank advances	1,101.8	11,036	3.97	1,193.3	14,207	4.83

Total interest-bearing liabilities	12,868.7	$ 49,638	1.53%	12,433.8	$ 59,027	1.93%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,858.4			2,693.0
Other liabilities	516.5			635.1

Total noninterest-bearing liabilities	3,374.9			3,328.1

Total shareholders' equity	1,735.7			1,698.5

Total liabilities and shareholders' equity	$ 17,979.3			$ 17,460.4

SPREAD AND NET YIELD
Interest rate spread			3.94%			4.00%
Cost of funds supporting interest-earning assets			1.20%			1.51%
Net interest income/margin		$ 177,044	4.27%		$ 173,559	4.42%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the first quarter of 2004 was $80.1 million compared to $72.5 million in the same period of 2003. The major categories of noninterest income for the three months ended March 31, 2004 and 2003 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended

($ in thousands)	March 31 2004	March 31 2003	Percentage Increase (Decrease)

Service charges on deposits	$ 40,786	$ 35,861	14%
Card-related fees	12,517	11,076	13
Mortgage banking:
Mortgage loan origination and servicing fees	9,901	9,398	5
Amortization of mortgage servicing rights	(9,230)	(12,104)	(24)
Provision for temporary impairment of
mortgage servicing rights	(10,000)	(14,500)	(31)
Gain on sales of mortgage loans	2,180	12,263	(82)

Total mortgage banking	(7,149)	(4,943)	(45)

Retail investment fees	7,698	6,520	18
Trust fees	6,172	6,068	2
Insurance	4,807	4,754	1
Investment banking	3,784	2,831	34
Other service, collection and exchange charges	5,233	5,020	4
Other operating income:
Mortgage loan derivative income	(379)	498	(176)
Derivative income from customer-related interest rate contracts	191	660	(71)
Other income	4,531	4,124	10

Total other operating income	4,343	5,282	(18)

Securities gains, net	1,865	9	N/M

Total noninterest income	$ 80,056	$ 72,478	10%

        Service charges on deposits increased $4.9 million (14%) for the first quarter of 2004 over the comparable period in 2003. This change was the result of growth in transaction-based fees due to an increase in the number of accounts from the high performance checking campaigns and increased account-related fee revenue due to other revenue initiatives implemented late in the prior year. Fees from treasury management products and services also increased. These increases were partially offset by a decline in fees on new deposit products featuring no service charges.

        Card-related fees increased $1.4 million (13%) for the first quarter of 2004 over the same period in 2003. The increase resulted from fees generated by Hibernia’s debit and credit cards due to increased activity and growth in accounts with annual card fees from the consumer and small business high performance checking products.

        Total mortgage banking decreased $2.2 million (45%) in the first quarter of 2004 compared to the same period in 2003.

        Mortgage loan origination and servicing fees increased $0.5 million (5%) in the first quarter of 2004 compared to the same period in 2003. The slight increase was due to an increase in total number of loans serviced, partially offset by a decrease in the number of loans originated as a result of Hibernia’s strategic decision to exit correspondent mortgage lending. In the first quarter of 2004, Hibernia originated $558.1 million in residential first mortgages for the purchase of homes compared to $1.5 billion in the first quarter of 2003. The volume of loans serviced increased to $12.0 billion at March 31, 2004, as compared to $11.1 billion a year earlier. The volume of mortgage loans serviced for third parties increased to $10.1 billion at March 31, 2004 compared to $9.4 billion at March 31, 2003.

        Amortization of mortgage servicing rights, a non-cash expense, decreased $2.9 million (24%) to $9.2 million in the first quarter of 2004 from the same quarter in 2003. The decrease is due to a decrease in expected prepayment speeds resulting in the estimated weighted average life of the portfolio increasing from 39 months at the end of the first-quarter of 2003 to 60 months at the end of the first-quarter of 2004. In the first quarter of 2004, the Company recorded a $10.0 million provision for temporary impairment of mortgage servicing rights compared to $14.5 million in the first quarter of 2003. These provisions are necessitated by increases in the actual and expected speeds of mortgage loan prepayments resulting from the fluctuating interest rate environment. In the first quarter 2004, the Company reclassified $1.5 million of mortgage servicing rights impairment from temporary to other-than-temporary, which reduced the impairment reserve and the mortgage servicing rights balance. At March 31, 2004, the impairment reserve totaled $39.6 million compared to $53.0 million at March 31, 2003. Future increases in interest rates and/or slower than expected prepayment speeds could result in a reversal of the temporary impairment reserve. Conversely, future decreases in interest rates and/or faster than expected prepayment speeds could necessitate an increase in the temporary impairment reserve and could result in additional other-than-temporary impairment.

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

TABLE 11 - THIRD PARTY MORTGAGE SERVICING PORTFOLIO DATA

($ in thousands)	March 31 2004		Dec. 31 2003		Sept. 30 2003		June 30 2003		March 31 2003

Third party servicing portfolio	$ 10,139,267		$ 10,224,051		$ 10,062,168		$ 9,810,180		$ 9,370,907
Weighted average annual note rate	6.01%		6.04%		6.12%		6.37%		6.56%
Capitalized mortgage servicing rights, net	$ 102,796		$ 118,334		$ 123,065		$ 88,439		$ 106,610
Mortgage servicing rights as a percentage
of servicing portfolio	1.01%		1.16%		1.22%		0.90%		1.14%
Average annual servicing fee (basis points)	27.2		27.3		27.4		27.7		27.8
Mortgage servicing rights as a multiple
of average annual servicing fee	3.73	x	4.24	x	4.46	x	3.25	x	4.09	x
Weighted average annual
constant prepayment rate	18.5%		15.5%		14.2%		35.2%		29.1%
Weighted average annual discount rate	9.2%		9.2%		9.3%		9.3%		9.3%
Weighted average life (months)	60		72		78		33		39

        In measuring the impairment of mortgage servicing rights, loans in Hibernia’s servicing portfolio are grouped in tranches stratified on the basis of certain risk characteristics, including loan type, rate type (fixed vs. adjustable) and interest rate. Impairment is measured by estimating the fair value of each tranche. An impairment allowance for a tranche is recorded when, and in the amount by which, its fair value is less than its carrying value. Table 12 details the stratification of mortgage servicing rights, including the related prepayment speed assumptions, at March 31, 2004.

TABLE 12 - STRATIFICATION OF MORTGAGE SERVICING RIGHTS

($ in thousands)	March 31, 2004

Loan type	Rate Band	Gross Book Value	Impairment Reserve	Net Book Value	Estimated Fair Value	Weighted Average Life (months)	Weighted Average Annual Constant Prepayment Rate

Adjustable	All loans	$846	$(131)	$715	$715	43	24.0%
Conventional	Below 5.25%	19,827	--	19,827	24,511	95	10.6%
Conventional	5.25% to 6.74%	86,026	(26,449)	59,577	59,577	59	19.3%
Conventional	6.75% to 8.24%	20,662	(9,438)	11,224	11,224	32	31.5%
Conventional	8.25% and higher	312	(54)	258	258	26	31.7%
Governmental	Below 5.25%	344	--	344	568	116	9.4%
Governmental	5.25% to 6.74%	7,207	(294)	6,913	6,913	62	18.8%
Governmental	6.75% to 8.24%	6,761	(3,182)	3,579	3,579	31	31.6%
Governmental	8.25% and higher	454	(95)	359	359	35	28.1%

		$142,439	$(39,643)	$102,796	$107,704	60	18.5%

        Table 13 presents a sensitivity analysis of the fair value of mortgage servicing rights of an immediate 10% and 25% adverse change in key assumptions at March 31, 2004 and 2003. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a given variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of mortgage servicing rights is calculated without changing any other assumptions; in actuality, changes of one factor may result in changes in another which could magnify or counteract the sensitivities.

TABLE 13 - SENSITIVITY ANALYSIS OF MORTGAGE SERVICING RIGHTS

	March 31

($ in thousands)	2004	2003

Fair value of mortgage servicing rights	$107,704	$106,610
Weighted average life (months)	60	39
Weighted average annual constant prepayment rate assumption	18.5%	29.1%
Weighted average annual discount rate	9.2%	9.3%
Impact on fair value of 10% adverse change in prepayment rate assumptions	$(5,803)	$(4,608)
Impact on fair value of 25% adverse change in prepayment rate assumptions	$(13,422)	$(10,629)
Impact on fair value of 10% adverse change in discount rate assumptions	$(2,923)	$(2,142)
Impact on fair value of 25% adverse change in discount rate assumptions	$(7,047)	$(4,430)

        In an effort to mitigate some of the mortgage-servicing asset volatility caused by fluctuating rates, the Company has begun to explore and develop a formal hedging program, with the assistance of a risk-management firm. Working with the firm, Hibernia is taking a careful, measured approach in analyzing data, identifying the appropriate tolerance range and hedging instruments, and testing different interest-rate change scenarios, with a goal of reducing the volatility in earnings caused by mortgage servicing rights impairment expenses in the future. In its approach, the Company is carefully weighing the value of reducing earnings volatility against the limitations this type hedging program places on the Company’s ability to recapture all of the impairment reserve in a rising rate environment.

        Gain on sales of mortgage loans decreased $10.1 million (82%) in the first quarter of 2004 compared to the first three months of 2003. This decrease was due to a reduction in the volume of loans originated as a result of Hibernia’s strategic decision to exit correspondent mortgage lending and the current rate environment. This reduction in the volume of loans originated resulted in a decrease in the volume of fixed-rate loans, which are generally sold with servicing rights retained.

        Retail investment service fees increased $1.2 million (18%) in the first quarter of 2004 over the comparable period in 2003. The growth was due to increased sales of fixed and variable annuities and higher brokerage commissions due to an increased volume of sales of mutual funds, stocks and bonds.

        Hibernia National Bank manages mutual funds and, through a wholly-owned subsidiary, acts as a broker in providing access to mutual funds and variable annuities, but does not underwrite annuities. Through an insurance subsidiary of Hibernia Corporation, the Company also provides access to fixed annuities. Income from the sale and servicing of mutual funds and annuities totaled $7.8 million for the first quarter, an increase of $1.4 million (22%) from the first quarter of 2003. These commissions and fees are included in retail investment and trust fees, discussed above.

        Investment banking income increased $1.0 million (34%) in the first quarter of 2004 compared to the same period in 2003. This growth was due to increases in corporate underwriting bond income and higher loan syndication fee income generated by the Company’s investment banking subsidiary in the first quarter of 2004.

        Other operating income decreased $0.9 million (18%) in the first quarter of 2004 compared to the same period in 2003. Mortgage loan derivative income decreased $0.9 million (176%) in the first quarter of 2004 compared to the same period in 2003, due to the decrease in outstanding customer interest rate lock agreements. This decrease was due to the previously discussed strategy to exit the correspondent loan business. Derivative income associated with customer-related interest rate contracts decreased $0.5 million (71%) in the first quarter of 2004 as compared to the first quarter of 2003 due to a reduction in volume of derivatives sold. These decreases were partially offset by higher revenues included in other income which were generated from the sales of a package of non-bank benefits marketed to Hibernia’s customers.

        The Company recorded net securities gains of $1.9 million in the first quarter of 2004. The net securities gains for the first quarter of 2004 were primarily the result of $1.5 million of gains taken to offset $1.5 million in mortgage servicing rights impairment expense that was reclassified from temporary to other-than-temporary in the quarter.

NONINTEREST EXPENSE

        For the first quarter of 2004, noninterest expense totaled $145.1 million, a $4.9 million (3%) increase from the first quarter of 2003. Hibernia implemented expense initiatives designed to reduce spending levels across the Company beginning in the second quarter of 2003. First among these initiatives was a company-wide reduction in workforce implemented in the second quarter of 2003. In addition, other cost saving measures were implemented targeting employee-related expenses, marketing, hardware and software, incentives that are not directly related to sales and many other expenses. These initiatives helped limit the growth in noninterest expense. Noninterest expense for the three months ended March 31, 2004 and 2003 is presented by major category in Table 14.

        Staff costs, which represent the largest component of noninterest expense, increased $1.4 million (2%) in the first quarter of 2004 as compared to the same period a year ago. The increase in staff costs compared to the prior year was due to higher incentives in revenue generating areas such as retail and business banking, private client group and investment banking. Base salaries and benefits (excluding incentives) were up only slightly compared to prior year due to wage increases and increased staff costs in the Company’s Texas operations, offset by reduced headcount resulting from the previously mentioned reduction in force. Salaries and benefits for the Company’s Texas operations were up approximately 20% compared to the prior year.

        Occupancy and equipment expenses increased $1.8 million (10%) to $19.0 million for the first quarter of 2004 compared to the same period in 2003. Occupancy and equipment costs were higher in 2004 due to increased rent and real estate taxes due in part to the Texas expansion and increased maintenance and depreciation expenses.

TABLE 14 - NONINTEREST EXPENSE

	Three Months Ended

($ in thousands)	March 31 2004	March 31 2003	Percentage Increase (Decrease)

Salaries	$ 61,801	$ 60,601	2%
Benefits	14,207	14,005	1

Total staff costs	76,008	74,606	2

Occupancy, net	10,128	9,319	9
Equipment	8,872	7,929	12

Total occupancy and equipment	19,000	17,248	10

Data processing	9,207	9,418	(2)
Advertising and promotional expenses	7,774	6,962	12
Amortization of intangibles	1,161	1,339	(13)
Foreclosed property expense, net	35	86	(59)
Telecommunications	2,119	2,307	(8)
Postage	2,075	2,049	1
Stationery and supplies	2,193	2,318	(5)
Professional fees	2,067	2,182	(5)
State taxes on equity	4,569	4,295	6
Card-related expense	2,647	2,055	29
Regulatory expense	1,097	1,061	3
Loan collection expense	2,308	2,245	3
Other	12,799	11,992	7

Total noninterest expense	$ 145,059	$ 140,163	3%

Efficiency ratio(1)	56.18%	56.97%

(1)	Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

        Advertising and promotional expenses increased $0.8 million (12%) to $7.8 million for the first quarter of 2004 compared to the same period in 2003. The increase from the prior year was due to increased marketing expenses associated with the promotion of the high performance checking products and the Texas market expansion.

        State taxes on equity increased $0.3 million (6%) for the first quarter of 2004 compared to the same period in 2003, due to the increased level of bank equity.

        Card-related expenses increased $0.6 million (29%) for the first quarter of 2004 compared to the first quarter of 2003, due to higher processing expenses resulting from an increase in the volume of debit card and ATM transactions.

        Other noninterest expense increased $0.8 million (7%) for the first quarter of 2004 compared to the first quarter of 2003. This increase is due to higher bond insurance premiums, higher employee-related travel and training expenses associated with the Coastal merger and increased non-sufficient funds and overdraft charge-offs.

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the first quarter of 2004 improved to 56.18% compared to 56.97% for the first quarter of 2003. The ratios for both periods were impacted by the additions to the reserve for temporary impairment of mortgage servicing rights, discussed earlier.

INCOME TAXES

        The Company recorded $35.4 million in income tax expense in the first quarter of 2004, a $5.3 million (18%) increase from $30.1 million in the first quarter of 2003. The Company’s effective tax rate for the first quarter of 2004 was 34.9%, the same as the first quarter of 2003.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

        The Company’s segment information is presented by lines of business with each line providing various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial, Investments and Public Funds and Other. The Consumer segment provides individuals with comprehensive products and services, including mortgage and other loans, deposit accounts, trust and investment management, brokerage, and life and health insurance. The Small Business and Commercial segments provide business entities with comprehensive products and services, including loans, deposit accounts, leasing, treasury management, investment banking, and property and casualty insurance. The Small Business segment provides products and services to mid-size and smaller business entities and the Commercial segment provides products and services to larger business entities. The Investments and Public Funds segment includes the management of public entity deposits and provides the treasury function for the Company by managing the investment portfolio, interest rate risk, and liquidity and funding positions. The provision for temporary impairment of mortgage servicing rights, primarily a function of interest rate risk, is also included in this segment. The Other segment includes the areas of support services and facilities management as well as income and expense items considered to be unusual. Segment net income for the first three months of 2004 and 2003 is presented in Table 15.

TABLE 15 - SEGMENT RESULTS

	Three Months Ended

($ in thousands)	March 31 2004	March 31 2003	Percentage Increase (Decrease)

Consumer	$ 40,471	$ 37,067	9%
Small Business	12,336	9,650	28
Commercial	15,469	10,510	47
Investments and Public Funds	(2,221)	(1,100)	(102)
Other	(641)	(558)	(15)

Segment total	65,414	55,569	18
Reconciling items(1)	607	631	(4)

Total net income	$ 66,021	$ 56,200	17%

(1)	For a discussion of reconciling items refer to Note 6 of the consolidated financial statements.

        Net income for the Consumer segment was $40.5 million for the first three months of 2004, up $3.4 million (9%) from $37.1 million for the first three months of 2003. The increase in the Consumer segment net income is due to a decrease in the provision for loan loss and an increase in the retail area, partially offset by a decrease in the mortgage banking area. The growth in the retail sector is due to increases in service charges on deposits and fee income from card products. The decrease in the mortgage area was the result of a lower volume of mortgage loans originated, due to the interest rate environment in first-quarter 2004 and reflecting the Company’s decision to exit correspondent mortgage banking. The Small Business segment net income was up $2.7 million (28%) to $12.3 million for the first three months of 2004 from $9.7 million for the same period in 2003. The Commercial segment net income increased $5.0 million (47%) to $15.5 million for the first three months of 2004 from $10.5 million for the same period of 2003. The increases in the Small Business and Commercial segments were due to reductions in the provision for loan losses resulting from improved asset quality, growth in the loan portfolios of both segments and increases in net interest income primarily due to reductions in associated funding costs. The Investments and Public Funds segment net income was down $1.1 million (102%) for the first three months of 2004 compared to the same period in 2003. The decrease for this segment is due to a decline in net interest income as the Company experienced margin compression as earning assets continued to reprice downward while the rates paid on many deposits reached a floor. Other segment net losses totaled $0.6 million for the first three months of 2004 relatively unchanged from the same period in 2003.

CAPITAL

        Shareholders’ equity totaled $1,831.8 million at March 31, 2004, up $127.4 million (7%) compared to $1,704.4 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $268.2 million, the issuance of $38.3 million of common stock, an $8.0 million increase in accumulated other comprehensive income and $7.5 million of net tax benefit related to stock option plans and ESOP. These increases were partially offset by the declaration of $101.9 million in dividends on common stock and the acquisition of $98.6 million of treasury stock.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 16 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 16 - CAPITAL

($ in millions)	March 31 2004		Dec. 31 2003		Sept. 30 2003		June 30 2003		March 31 2003

Risk-based capital:
Tier 1	$1,566.5		$1,534.1		$1,471.3		$1,459.8		$1,434.7
Total	1,753.5		1,717.1		1,646.6		1,636.7		1,605.1
Assets:
Quarterly average assets (1)	18,297.0		17,740.1		17,686.3		17,398.9		17,192.9
Net risk-adjusted assets	14,939.0		14,609.0		13,981.7		14,111.3		13,584.3
Ratios:
Tier 1 risk-based capital	10.	49%	10.	50%	10.	52%	10.	35%	10.	56%
Total risk-based capital	11.	74%	11.	75%	11.	78%	11.	60%	11.	82%
Leverage	8.	56%	8.	65%	8.	32%	8.	39%	8.	34%

(1) Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        The Company anticipates its leverage ratio to reach a low of approximately 7.35% in the third quarter of 2004, the first full quarter following the merger of Coastal, and expects slight incremental increases in the quarters to follow. Management believes the purchase of Coastal is an excellent use of accumulated capital, and with the Company’s current risk profile, is comfortable operating the Company with this level of capital.

        In the first quarter of 2004, the Company repurchased 1.1 million shares of its common stock at a weighted average price of $23.18 under a plan announced in July 2003 that allowed for the repurchase of up to 3.5 million shares of the Company’s common stock. Under the current plan, the Company can repurchase up to approximately 728,000 additional shares through July 2004. In April 2004, the Board of Directors authorized the Company to begin another buyback program for the purchase of up to 3.5 million shares of its common stock through April 2005. This program will begin upon the completion of the repurchase of the remaining shares in the current plan. At March 31, 2004, the Company held 14.1 million shares of treasury stock purchased at a cumulative weighted average price of $17.97.

        Hibernia’s dividend payout ratio for the first quarter of 2004 was 41.9%. The Company continues to evaluate its dividend payout policy as part of its capital management. Hibernia’s future dividend payout ratio is targeted between 35 and 45 percent, although the payout target is subject to change and the dividend payments are at the discretion of its Board of Directors and subject to regulatory requirements.

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

        Core deposits maintained at competitive rates are the Company’s primary source of liquidity. Core deposits totaled $12.4 billion at March 31, 2004, a $969.6 million (9%) increase from March 31, 2003. This increase is the result of Hibernia’s extensive banking office network, aided by the continued marketing and success of the Company’s high performance deposit products, discussed earlier. Management expects the volume of core deposits to increase further in the near future as a result of the continued promotion of these products and the Company’s strategic expansion into Texas markets. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination and brokered certificates of deposit were additional sources of liquidity during the quarter.

        The loan-to-deposit ratio, one measure of liquidity, was 88.0% at March 31, 2004, 91.0% at December 31, 2003, and 83.7% at March 31, 2003. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 19.0% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the first quarter of 2004, equal to the fourth quarter of 2003 and up from 16.3% in the first quarter of 2003. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $3.2 billion residential first mortgage loan portfolio and $2.3 billion indirect consumer loan portfolio. The Company also has available federal funds lines of credit totaling $2.2 billion at March 31, 2004, and its membership in the FHLB which provided an additional line totaling $2.0 billion to further augment liquidity by providing a readily accessible source of funds at competitive rates. Outstanding borrowings under these facilities totaled $1.2 billion at March 31, 2004.

        In accordance with the definitive merger agreement with Coastal, the Parent Company will purchase all of the outstanding stock and options of Coastal for approximately $230.0 million. The merger is expected to be completed in the second quarter of 2004. The Parent Company will fund this transaction through the issuance of $100.0 million in subordinated notes with the remaining balance funded through available cash and Bank dividends.

        Statements in this report that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, prepayment speeds, servicing costs, loan demand, changes in business or consumer spending, borrowing or savings habits, deposit growth, adequacy of the reserve for loan losses, competition, stock price volatility, government monetary policy, anticipated expense levels, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, unexpected costs or issues in its expansion or acquisition plans and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements and could impact Hibernia’s ability to achieve the goals described in its mission statement. Hibernia undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

        Reference is made to page 27 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.      Controls and Procedures

        As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company’s internal control over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

             Issuer Purchases of Equity Securities.    The following table sets forth the information required by Item 703 of Regulation S-K for the repurchase of shares of Hibernia Corporation Class A Common Stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1 through January 31, 2004	154,000	$ 23.09	154,000	1,680,300
February 1 through February 28, 2004	525,000	$ 23.04	525,000	1,155,300
March 1 through March 31, 2004	427,000	$ 23.37	427,000	728,300

Item 6.      Exhibits and Reports on Form 8-K*

(a)	Exhibits

EXHIBIT	DESCRIPTION

2.1	Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Agreement and Plan of Merger, dated as of December 1, 2003, between Hibernia Corporation, Hibernia Acquisition Corporation and Coastal Bancorp, Inc.)

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.16	Exhibit B to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Hibernia Corporation 1987 Stock Option Plan, as amended to date)

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)

10.60	Exhibit 10.60 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Early Retirement Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank)

10.61	Exhibit 10.61 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Business Protection Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank (the form of which is included as Appendix A to the Early Retirement Agreement referenced in Exhibit 10.60))

10.62	Exhibit 10.62 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)

10.63	Exhibit 10.63 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank)

10.64	Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Executive Bonus Insurance Plan of Hibernia Corporation effective as of January 1, 2004)

13	Exhibit 13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (2003 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report))

21	Exhibit 21 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Subsidiaries of the Registrant)

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	Exhibit 99.1 to the Annual Report on Form 10-K (as amended) dated June 25, 2003, filed with the Commission, is hereby incorporated by reference (Annual Report of the Retirement Security Plan for the fiscal year ended December 31, 2002)

99.2	Exhibit 99.2 to the Annual Report on Form 10-K (as amended) dated June 25, 2003, filed with the Commission, is hereby incorporated by reference (Annual Report of the Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 2002)

The Company is a party to long-term debt agreements, the total amount of which do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Upon request of the Commission, the Company will furnish to the Commission a copy of each such agreement.

(b)	Reports on Form 8-K

The following reports on Form 8-K were furnished:

A report on Form 8-K dated April 15, 2004 reporting Item 7(c) Exhibits, Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition.

The following reports on Form 8-K were filed:

A report on Form 8-K dated April 20, 2004 reporting Item 5 Other Events and Item 7(c) Exhibits.

A report on Form 8-K dated April 26, 2004 reporting Item 5 Other Events and Item 7(c) Exhibits.

*Exhibits and Reports on Form 8-K have been separately filed with or furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

Date: May 7, 2004	By: /s/ Jan M. Macaluso
Jan M. Macaluso
Executive Vice President and Controller
Chief Accounting Officer
(in her capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)