Form 10-Q
period 2004-06-30
HIBERNIA CORP
filed 2004-08-09
CIK 47288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004	Commission File Number 1-10294

HIBERNIA CORPORATION (Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0724532 (I.R.S. Employer Identification Number)

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

YES X NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at July 31, 2004 155,359,053 Shares

HIBERNIA CORPORATION

INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Item 4. Controls and Procedures	***

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and
Issuer Purchases of Equity Securities	***

Item 4. Submission of Matters to a Vote of Security Holders	***

Item 6. Exhibits and Reports on Form 8-K	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries Unaudited ($ in thousands)	June 30 2004	December 31 2003	June 30 2003

Assets
Cash and cash equivalents	$646,028	$957,611	$782,967
Trading account assets	1,838	3,853	6,586
Securities available for sale	4,115,227	3,866,470	3,779,385
Securities held to maturity (estimated fair value of $47,562, $61,633 and $96,646, at June 30, 2004, December 31, 2003 and
June 30, 2003, respectively)	46,774	60,209	93,911
Mortgage loans held for sale	111,967	195,177	530,427
Loans, net of unearned income	15,329,627	12,882,986	11,852,018
Reserve for loan losses	(235,077)	(213,275)	(213,153)

Loans, net	15,094,550	12,669,711	11,638,865

Bank premises and equipment	270,091	217,399	208,222
Customers' acceptance liability	300	131	118
Goodwill	337,441	209,114	209,114
Other intangible assets	160,667	130,996	103,482
Other assets	526,174	249,771	567,368

Total assets	$21,311,057	$18,560,442	$17,920,445

Liabilities
Deposits:
Noninterest-bearing	$3,224,472	$2,827,642	$3,068,521
Interest-bearing	13,153,153	11,331,877	10,632,431

Total deposits	16,377,625	14,159,519	13,700,952

Short-term borrowings	793,153	1,280,802	684,446
Liability on acceptances	300	131	118
Other liabilities	342,583	240,693	419,305
Debt	1,956,005	1,101,812	1,401,996

Total liabilities	19,469,666	16,782,957	16,206,817

Shareholders' equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 169,885,188,
168,214,757 and 166,851,362 at June 30, 2004,
December 31, 2003 and June 30, 2003, respectively	326,179	322,972	320,354
Surplus	540,077	515,289	497,148
Retained earnings	1,255,504	1,171,537	1,081,624
Treasury stock at cost: 14,711,535, 12,953,260 and
10,955,168 shares at June 30, 2004, December 31, 2003
and June 30, 2003, respectively	(267,430)	(226,970)	(182,687)
Accumulated other comprehensive income	5,183	12,779	18,754
Unearned compensation	(18,122)	(18,122)	(21,565)

Total shareholders' equity	1,841,391	1,777,485	1,713,628

Total liabilities and shareholders' equity	$21,311,057	$18,560,442	$17,920,445

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries	Three Months Ended June 30		Six Months Ended June 30

Unaudited ($ in thousands, except per-share data)	2004	2003	2004	2003

Interest income
Interest and fees on loans	$197,776	$183,822	$382,246	$366,897
Interest on securities available for sale	38,937	38,614	78,858	77,643
Interest on securities held to maturity	671	1,434	1,438	3,232
Interest on short-term investments	647	674	1,305	2,051
Interest on mortgage loans held for sale	2,029	6,942	4,092	12,421

Total interest income	240,060	231,486	467,939	462,244

Interest expense
Interest on deposits	41,309	41,612	78,370	84,932
Interest on short-term borrowings	1,234	1,733	3,526	3,233
Interest on debt	12,997	14,324	23,080	28,531

Total interest expense	55,540	57,669	104,976	116,696

Net interest income	184,520	173,817	362,963	345,548
Provision for loan losses	12,000	13,000	24,000	30,750

Net interest income after provision for loan losses	172,520	160,817	338,963	314,798

Noninterest income
Service charges on deposits	44,736	38,394	85,522	74,255
Card-related fees	15,333	12,651	27,850	23,727
Mortgage banking	30,240	(13,921)	23,091	(18,864)
Retail investment fees	8,138	7,142	15,836	13,662
Trust fees	5,881	5,556	12,053	11,624
Insurance	4,766	4,573	9,573	9,327
Investment banking	3,653	3,614	7,437	6,445
Other service, collection and exchange charges	5,392	4,918	10,625	9,938
Other operating income	5,629	3,542	9,972	8,824
Securities gains (losses), net	(22,405)	10,191	(20,540)	10,200

Total noninterest income	101,363	76,660	181,419	149,138

Noninterest expense
Salaries and employee benefits	84,887	78,245	160,895	152,851
Occupancy expense, net	11,464	9,792	21,592	19,111
Equipment expense	8,827	8,352	17,699	16,281
Data processing expense	10,044	8,895	19,251	18,313
Advertising and promotional expense	8,307	5,478	16,081	12,440
Amortization of purchase accounting intangibles	1,551	1,285	2,712	2,624
Foreclosed property expense, net	(250)	(29)	(215)	57
Other operating expense	35,972	30,745	67,846	61,249

Total noninterest expense	160,802	142,763	305,861	282,926

Income before income taxes and minority interest	113,081	94,714	214,521	181,010
Income tax expense	39,700	33,333	75,119	63,429
Minority interest, net of income tax expense	31	--	31	--

Net income	$73,350	$61,381	$139,371	$117,581

Net income per common share	$0.48	$0.40	$0.91	$0.76

Net income per common share - assuming dilution	$0.47	$0.39	$0.89	$0.75

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income

Balances at December 31, 2003	$322,972	$515,289	$1,171,537	$(226,970)	$12,779	$(18,122)
Net income	--	--	139,371	--	--	--	$139,371
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	--	(20,081)	--	(20,081)
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	--	12,485	--	12,485

Comprehensive income							$131,775

Issuance of common stock:
Stock option plans	3,163	19,372	--	--	--	--
Restricted stock awards	44	478	--	--	--	--
Directors' compensation	--	83	--	75	--	--
Cash dividends declared on
common ($.36 per share)	--	--	(55,404)	--	--	--
Acquisition of treasury stock	--	--	--	(40,535)	--	--
Net tax benefit related to stock option
plans and ESOP	--	4,855	--	--	--	--

Balances at June 30, 2004	$326,179	$540,077	$1,255,504	$(267,430)	$5,183	$(18,122)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income

Balances at December 31, 2002	$319,204	$490,057	$1,010,710	$(142,931)	$25,387	$(21,565)
Net income	--	--	117,581	--	--	--	$117,581
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	--	(7,651)	--	(7,651)
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	--	1,018	--	1,018

Comprehensive income							$110,948

Issuance of common stock:
Stock option plans	1,076	5,258	--	--	--	--
Restricted stock awards	38	331	--	--	--	--
Directors' compensation	--	337	--	464	--	--
Cash dividends declared on
common ($.30 per share)	--	--	(46,667)	--	--	--
Acquisition of treasury stock	--	--	--	(40,220)	--	--
Net tax benefit related to stock option
plans and ESOP	--	1,258	--	--	--	--
Other	36	(93)	--	--	--	--

Balances at June 30, 2003	$320,354	$497,148	$1,081,624	$(182,687)	$18,754	$(21,565)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries

Six Months Ended June 30

Unaudited ($ in thousands)	2004	2003

Operating activities
Net income	$139,371	$117,581
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	24,000	30,750
Amortization of intangibles and deferred charges	4,567	71,567
Depreciation and amortization	17,492	16,415
Non-cash derivative instruments losses (gains), net	982	(1,299)
Premium amortization, net	8,771	12,670
Realized securities losses (gains), net	20,540	(10,200)
Gains on sales of assets, net	(430)	(4,887)
Provision for losses on foreclosed and other assets	415	1,852
Decrease (increase) in mortgage loans held for sale	115,610	(2,448)
Decrease (increase) in deferred income tax asset	1,234	(87)
Net tax benefit related to stock options and the employee
stock ownership plan	4,855	1,258
Decrease (increase) in interest receivable and other assets	8,116	(31,104)
Increase in interest payable and other liabilities	9,560	4,851

Net cash provided by operating activities	355,083	206,919

Investing activities
Purchases of securities available for sale	(1,050,451)	(1,867,410)
Proceeds from maturities of securities available for sale	101,964	977,415
Proceeds from maturities of securities held to maturity	13,410	46,519
Proceeds from sales of securities available for sale	1,003,805	196,634
Net increase in loans	(456,831)	(310,147)
Proceeds from sales of loans	30,630	151,108
Purchases of loans	(88,402)	(231,239)
Purchases of premises, equipment and other assets	(42,675)	(42,909)
Proceeds from sales of foreclosed assets and excess bank-owned property	5,210	3,981
Proceeds from sales of premises, equipment and other assets	154	272
Acquisition, net of cash acquired of $34,111	(217,815)	--

Net cash used by investing activities	(701,001)	(1,075,776)

Financing activities
Net increase in deposits	530,270	219,930
Net increase (decrease) in short-term borrowings	(487,649)	108,998
Proceeds from issuance of debt	399,968	300,000
Payments on debt	(334,850)	(245)
Proceeds from issuance of common stock	22,535	6,334
Dividends paid	(55,404)	(46,667)
Acquisition of treasury stock	(40,535)	(40,220)

Net cash provided by financing activities	34,335	548,130

Decrease in cash and cash equivalents	(311,583)	(320,727)
Cash and cash equivalents at beginning of period	957,611	1,103,694

Cash and cash equivalents at end of period	$646,028	$782,967

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

Note 2
Mergers

        On May 13, 2004, the Company purchased all of the outstanding stock and options of Coastal Bancorp, Inc. (Coastal) for $231,014,000 in cash (including withholding). Coastal was the parent of Coastal Banc Holding Company, Inc., which owned Coastal Banc ssb, a Texas-chartered FDIC-insured state savings bank headquartered in Houston, Texas. This transaction significantly increased the Company’s presence in the Houston area and provided entry into Austin, Corpus Christi, the Rio Grande Valley and other communities in South Texas.

        The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the purchase date. At May 13, 2004, the Company recorded fair values of $1,957,767,000 in loans, $2,738,087,000 in total assets, $1,695,936,000 in deposits and $2,498,754,000 in total liabilities. The excess of cost over the fair value of the net assets acquired (goodwill) totaled $116,934,000. Coastal goodwill was allocated to the Company’s reportable segments as follows: Consumer — $60,277,000, Small Business — $35,155,000 and Commercial — $21,502,000. In accordance with SFAS No. 142, the carrying amount of goodwill will not be amortized but will be subject to annual impairment testing. In addition, a core deposit intangible of $23,596,000 was recorded and is being amortized over 10 years. The results of operations of Coastal have been included in the Company’s consolidated financial statements since the date of acquisition.

        Unaudited pro forma consolidated operating results giving effect to the purchase of Coastal as if the transaction had occurred at the beginning of each period presented is included in the table below. These pro forma results combine historical results of Coastal into the Company’s operating results, with certain adjustments made for the estimated impact of purchase accounting adjustments and acquisition funding. In addition, pro forma information does not include the effect of anticipated savings resulting from the merger. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results.

($ in thousands, except per-share data)	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Interest and noninterest income	$355,828	$341,896	$696,891	$679,511
Net income	$73,213	$65,186	$143,163	$125,464
Net income per common share	$0.48	$0.42	$0.93	$0.81
Net income per common share - assuming dilution	$0.47	$0.42	$0.91	$0.80

        Included in the 2004 results are $3,180,000 of merger related expenses incurred by the Company. These merger-related expenses include items such as salaries and benefits, occupancy and equipment, data processing, advertising and other expenses associated with the merger and integration of Coastal.

        On April 28, 2004, Hibernia National Bank, a subsidiary of Hibernia Corporation, purchased 50% of the outstanding shares of The MerchantNet.com Corporation (MerchantNet), with an option to purchase the remaining 50% at a later date. MerchantNet is a provider of payment solutions for merchants and is currently doing business under the name “Hibernia Merchant Services.” MerchantNet is included in the Company’s consolidated financial statements as it meets the definition of a variable interest entity and the Company is the primary beneficiary as defined in Financial Accounting Standards Board Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities.” The transaction was accounted for as a purchase in accordance with SFAS No. 141. The purchase price of $12,500,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values, resulting in goodwill totaling $11,393,000, which is included in the Company’s Commercial reportable segment. The carrying amount of goodwill is not amortized but will be subject to annual impairment testing. In addition, a customer list intangible of $1,845,000 was recorded and is being amortized on an accelerated basis over 10 years. The results of MerchantNet’s operations have been included in the Company’s consolidated financial statements since the date of acquisition. Because the Company does not own 100% of MerchantNet, a liability for the minority ownership interest of the subsidiary is included in other liabilities in the consolidated balance sheets and the net income relating to the minority interest, net of income tax, is deducted as a single line item in the consolidated income statements. Pro forma results of operations have not been presented as the effect of this acquisition was not considered material to the operations of the Company.

        MerchantNet has credit facilities with Hibernia National Bank totaling $3,500,000. The outstanding loan balance of $2,448,000 at June 30, 2004, is eliminated in consolidation. These instruments are secured by certain MerchantNet assets and guaranteed by Data Delivery Service, Inc., a company affiliated with some of the minority interest holders of MerchanNet. In addition, MerchantNet has guaranteed credit facilities between Data Delivery Service, Inc. and Hibernia National Bank totaling $1,150,000. These facilities are secured by a contractual right to certain assets of Data Delivery Service, Inc.

Note 3
Goodwill and Other Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

        The carrying amount of goodwill not subject to amortization at June 30, 2004 and 2003 totaled $337,441,000 and $209,114,000, respectively, net of accumulated amortization of $66,914,000. Goodwill is included in the Company’s reportable segments as follows: Consumer — $162,767,000; Small Business — $83,495,000; Commercial — $91,171,000 and Investments and Public Funds — $8,000. The Company performed its annual impairment tests as of September 30, 2003 and 2002, which did not indicate impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

        The Company records purchase accounting intangible assets that consist of core deposit intangibles, trust intangibles and customer lists intangibles, which are subject to amortization. These include both contractual and noncontractual customer relationships. The core deposit and trust intangibles reflect the value of deposit and trust customer relationships which arose from the purchases of financial institutions and branches. The customer lists intangibles represent the purchase of customer lists and contracts from a merchant processing company and individual insurance agents or agencies. The following table summarizes the Company’s purchase accounting intangible assets subject to amortization.

(in thousands)	June 30, 2004			June 30, 2003

Purchase Accounting Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit	$59,748	$33,246	$26,502	$36,151	$30,792	$5,359
Trust	17,059	12,765	4,294	17,059	10,618	6,441
Customer lists	6,224	1,629	4,595	4,408	1,165	3,243

Total	$83,031	$47,640	$35,391	$57,618	$42,575	$15,043

        The amortization expense of the purchase accounting intangibles for the three months ended June 30, 2004 and 2003 was $1,551,000 and $1,285,000, respectively, and for the six months ended June 30, 2004 and 2003 was $2,712,000 and $2,624,000, respectively. Estimated future amortization expense is as follows: 2004 — $3,770,000; 2005 — $6,626,000; 2006 — $4,925,000; 2007 — $3,343,000; 2008 — $3,036,000; 2009 — $2,911,000 and thereafter — $10,780,000. These estimates assume no additions to the current purchase accounting intangibles.

        Also included in intangible assets are capitalized mortgage servicing rights with net carrying amounts of $125,276,000 and $88,439,000 at June 30, 2004 and 2003, respectively. The carrying amounts are net of a reserve for temporary impairment of $9,114,000 and $61,072,000 at June 30, 2004 and 2003, respectively. Amortization expense of mortgage servicing rights, included in noninterest income, totaled $7,443,000 and $14,350,000 for the three months ended June 30, 2004 and 2003, respectively, and $16,673,000 and $26,454,000, for the six months ended June 30, 2004 and 2003, respectively. In the second quarter of 2004, the Company reversed $24,000,000 of previously recorded temporary impairment expense, resulting in a net reversal of $14,000,000 for the six months ended June 30, 2004. A provision expense for the temporary impairment of mortgage servicing rights of $28,000,000 was recorded in the second quarter of 2003, resulting in a total provision expense of $42,500,000 for the six months ended June 30, 2003. The Company also reclassified $6,529,000 and $19,928,000 in the second quarter of 2004 and 2003, respectively, of its reserve for temporary impairment of mortgage servicing rights from temporary to other-than-temporary, which reduced the impairment reserve and the mortgage servicing rights balance. For the six months ended June 30, 2004, a total of $8,007,000 of the reserve for temporary impairment of mortgage servicing rights was reclassified from temporary to other-than-temporary. This reclassification to other-than-temporary impairment resulted from continued loan payoffs in the second quarter and reflects decreased production due to the Company’s strategic decision to exit corresponding lending.

Note 4
Debt

        The following is a summary of debt as of June 30, 2004 and 2003.

($ in thousands)		June 30

	2004	2003

Federal Home Loan Bank long-term advances	$ 1,790,443	$ 1,401,996
Subordinated notes	99,968	--
Subordinated debentures	65,549	--
Other debt	45	--

Total debt	$ 1,956,005	$ 1,401,996

        The Federal Reserve Home Loan Bank (FHLB) advances are secured by the Company’s investment in FHLB stock and by a blanket floating lien on portions of the Company’s residential mortgage loan portfolio. FHLB stock totaled $116,612,000 and $70,511,000 at June 30, 2004 and 2003, respectively, and is included in securities available for sale.

        The FHLB long-term advances include advances of $465,554,000 and $1,996,000 at June 30, 2004 and 2003, respectively, which accrue interest at fixed contractual rates; advances of $924,889,000 and $1,000,000,000 at June 30, 2004 and 2003, respectively, which accrue interest at variable rates; and $400,000,000 of convertible advances at June 30, 2004 and 2003. The long-term fixed-rate advances amortize and/or mature at various dates through 2019. The weighted average rate on the fixed rate advances totaled 2.51% and 6.63% at June 30, 2004 and 2003, respectively. The variable rate advances mature at various dates through 2009. The weighted average rate on the variable advances totaled 1.23% and 4.08% as of June 30, 2004 and 2003, respectively. The convertible advances require monthly interest payments. An advance in the amount of $200,000,000 matures in September 2004, accrues interest at a fixed rate of 5.65%, and is convertible to a floating rate at quarterly intervals which began in September 2001. Another $200,000,000 advance matures in June 2008, accrues interest at a fixed rate of 5.28%, and is convertible to a floating rate at quarterly intervals which began in June 2003. In connection with the Coastal acquisition, a fair value adjustment totaling $1,390,000 on FHLB advances was recorded on the Company's books and is being amortized over the lives of the related advances.

        As part of the financing for the purchase of Coastal Bancorp, Inc., Hibernia Corporation issued $100,000,000 in ten year 5.35% fixed-rate subordinated notes in April 2004 at a discount of $32,000. The discount is being amortized over the life of the subordinated notes. In March 2004, the Company entered into a $50,000,000 forward-start interest rate swap agreement and a $50,000,000 treasury interest rate lock agreement to protect against a rise in interest rates. The contracts were terminated upon the issuance of the subordinated debt, resulting in a gain of $4,692,000. This gain has been deferred and is being recognized over the life of the subordinated notes using the level-yield method, resulting in an effective rate of 4.97%.

        In connection with the Coastal merger, the Company assumed $51,546,000 aggregate principal amount of 9.0% junior subordinated debentures due June 30, 2032 issued by Coastal to Coastal Capital Trust I (CCTI) and became the sponsor of CCTI, a business trust, which issued 2,000,000 of 9.0% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security that is traded on the Nasdaq National Market. The Company also assumed $10,310,000 aggregate principal amount of floating rate (LIBOR plus 3.05%, reset quarterly) junior subordinated debentures due June 23, 2033 issued by Coastal to Coastal Capital Trust II (CCTII) and became the sponsor of CCTII, a business trust, which issued 10,000 floating rate (LIBOR plus 3.05%, reset quarterly) trust preferred securities to a private institutional investor with a liquidation rate of $1,000 per security. The interest rate on these floating rate instruments was 4.16% at June 30, 2004. The trust preferred securities represent an interest in the Company’s junior subordinated debentures, which were purchased by the business trusts and have substantially the same payment terms as the trust preferred securities. The junior subordinated debentures are the only assets of CCTI and II and interest payments from the debentures, payable quarterly, finance the distributions paid on the trust preferred securities. The trust preferred securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date, at the option of the Company, in whole or in part, subject to the terms of the trust indentures, on or after June 30, 2007 and June 23, 2008, for the subordinated debentures payable to CCTI and II, respectively. The junior subordinated debentures are also redeemable at any time in whole, but not in part, upon the occurrence of specific events defined within the trust indentures. The Company has the option to defer distribution on either junior subordinated debenture for a period not to exceed 20 consecutive quarters. The subordinated debentures were recorded on the Company’s books at their fair value on May 13, 2004, which totaled $65,704,000. The fair value adjustment of $3,847,000 is being amortized over the estimated life of the subordinated debentures, which is the earliest redemption date. A portion of these subordinated debentures qualifies as Tier 1 Capital under Federal Reserve Bank regulatory capital rules.

        The other debt outstanding as of June 30, 2004 consists of a note payable by MerchantNet.

        The Company instituted hedges against the effect of rising interest rates on a portion of its variable rate debt outstanding at June 30, 2004 and 2003 by entering into interest rate swap agreements whereby the Company will receive quarterly variable rate (LIBOR) payments and pay fixed rates on notional amounts. These notional amounts totaled $400,000,000 and $700,000,000 at June 30, 2004 and 2003, respectively. The maturities of these interest rate swaps match the maturities of the underlying debt. Net settlements on the swap agreements are accrued monthly and effectively convert the related hedged debt from variable to fixed rates.

Note 5
Employee Benefit Plans

        The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. From October 1997 through January 2003, options granted to non-employee directors were granted under the 1993 Directors’ Stock Option Plan. Under that plan, options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest six months from the date of grant. Other options granted to directors under that plan and options granted to employees under the Long-Term Incentive Plan generally become exercisable in the following increments: 50% two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan.

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

        The following tables summarize the option activity in the plans during the second quarter of 2004. There are no shares available for grant under the Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2001 Nonqualified Stock Option Plan. All options outstanding at June 30, 2004 are nonqualified.

	Options	Weighted Average Exercise Price

Long-Term Incentive Plan:
Outstanding, March 31, 2004	11,171,057	$15.90
Cancelled	(51,836)	$17.20
Exercised	(510,658)	$14.23

Outstanding, June 30, 2004	10,608,563	$15.97

Exercisable, June 30, 2004	6,111,505	$14.67

1993 Directors' Stock Option Plan:
Outstanding, March 31, 2004	282,500	$15.10
Cancelled	(5,000)	$21.72
Exercised	(20,000)	$15.74

Outstanding, June 30, 2004	257,500	$14.92

Exercisable, June 30, 2004	225,000	$14.41

2001 Nonqualified Stock Option Plan:
Outstanding, March 31, 2004	250,000	$13.84

Outstanding, June 30, 2004	250,000	$13.84

Exercisable, June 30, 2004	250,000	$13.84

2003 Long-Term Incentive Compensation Plan:
Outstanding, March 31, 2004	2,667,321	$23.13
Granted (weighted-average fair value $5.10 per share)	52,000	$21.98
Cancelled	(14,650)	$23.23

Outstanding, June 30, 2004	2,704,671	$23.11

Exercisable, June 30, 2004	90,500	$20.08

Available for grant, June 30, 2004	7,031,508

        In addition to the above option activity in the plans, 16,825 shares of restricted stock were awarded under the 2003 Long-Term Incentive Compensation Plan during the second quarter of 2004.

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

($ in thousands, except per-share data)	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Reported net income	$73,350	$61,381	$139,371	$117,581
Deduct: Stock option compensation expense under
the fair value method, net of related tax effect	(1,855)	(1,366)	(3,735)	(2,971)

Pro forma net income	$71,495	$60,015	$135,636	$114,610

Reported net income per common share	$0.48	$0.40	$0.91	$0.76
Pro forma net income per common share	$0.46	$0.39	$0.88	$0.74

Reported net income per common share - assuming dilution	$0.47	$0.39	$0.89	$0.75
Pro forma net income per common share - assuming dilution	$0.46	$0.38	$0.86	$0.73

Note 6
Net Income Per Common Share

        The following sets forth the computation of net income per common share and net income per common share — assuming dilution.

($ in thousands, except per-share data)	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Numerator:
Net income - Numerator for net income
per common share	$73,350	$61,381	$139,371	$117,581
Effect of dilutive securities	--	--	--	--

Numerator for net income per common
share - assuming dilution	$73,350	$61,381	$139,371	$117,581

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	153,805,088	154,874,767	153,840,340	155,140,694
Effect of dilutive securities:
Stock options	2,496,924	1,684,805	2,956,834	1,822,224
Restricted stock awards	51,201	75,609	51,201	75,609
Purchase warrants	--	222,284	--	222,782

Denominator for net income per common
share - assuming dilution	156,353,213	156,857,465	156,848,375	157,261,309

Net income per common share	$0.48	$0.40	$0.91	$0.76

Net income per common share - assuming dilution	$0.47	$0.39	$0.89	$0.75

        Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,380,450 and 1,648,629 for the three months ended June 30, 2004 and 2003, respectively and 1,405,018 and 1,676,205 for the six months ended June 30, 2004 and 2003, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share — assuming dilution. During the three months ended June 30, 2004 and 2003 there were 2,597,171 antidilutive options outstanding (which had exercise prices ranging from $22.97 to $23.65 per option share), and 4,307,444 antidilutive options outstanding (which had exercise prices ranging from $18.28 to $21.72 per option share), respectively. During the six months ended June 30, 2004 and 2003 there were 2,592,671 antidilutive options outstanding (which had exercise prices ranging from $23.23 to $23.65 per option share), and 4,307,444 antidilutive options outstanding (which had exercise prices ranging from $18.28 to $21.72 per option share), respectively.

Note 7
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

        The Company had contractual amounts of standby letters of credit of $602,943,000 and $513,691,000 at June 30, 2004 and 2003, respectively and customer acceptance liabilities of $300,000 and $118,000 at June 30, 2004 and 2003, respectively. At June 30, 2004, standby letters of credit had expiration dates ranging from 2004 to 2010.

        Effective January 1, 2003, the Company adopted the recognition and measurement provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The fair values of the guarantees outstanding at June 30, 2004 and 2003, respectively, that have been issued since January 1, 2003, totaled $7,060,000 and $1,859,000, and are included in other liabilities.

Note 8
Segment Information

        The Company’s segment information is presented by lines of business. Each line of business is a strategic unit that provides various products and services to groups of customers with certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with those described in the December 31, 2003 Annual Report to Shareholders and “Segment Results” in Management’s Discussion and Analysis. The Company’s current analysis by segment includes Coastal’s operations in the Other segment. Future analysis will include Coastal by its lines of business. In 2004, the Company began to purchase brokered certificates of deposits. Brokered certificates of deposit are not included in deposits in the segment analysis and therefore are shown in the reconciliation of segment totals to consolidated totals. There are no significant intersegment revenues.

        The following table presents selected financial information for each segment.

($ in thousands)	Consumer	Small Business	Commercial	Investments and Public Funds	Other	Segment Total

Six months ended June 30, 2004
Average loans	$7,172,900	$2,702,800	$3,232,800	$400	$515,400	$13,624,300
Average assets	$9,419,900	$2,710,400	$3,310,900	$4,098,400	$1,258,600	$20,798,200
Average deposits	$7,788,800	$2,048,300	$1,530,300	$2,718,200	$478,600	$14,564,200

Net interest income	$203,672	$88,181	$65,653	$8,762	$(1,489)	$364,779
Noninterest income	$123,038	$17,798	$41,666	$(4,652)	$3,569	$181,419
Net income	$82,004	$25,024	$30,555	$(2,365)	$2,986	$138,204

Six months ended June 30, 2003
Average loans	$6,231,700	$2,482,000	$2,865,400	$300	$1,100	$11,580,500
Average assets	$9,134,800	$2,502,000	$2,968,600	$4,037,500	$665,900	$19,308,800
Average deposits	$7,678,200	$1,893,500	$1,189,900	$2,384,900	$19,200	$13,165,700

Net interest income	$194,448	$83,959	$57,006	$23,509	$(11,545)	$347,377
Noninterest income	$124,908	$16,977	$37,386	$(31,147)	$1,014	$149,138
Net income	$81,983	$22,064	$23,170	$(9,838)	$(1,112)	$116,267

        The following is a reconciliation of segment totals to consolidated totals.

($ in thousands)	Average Loans	Average Assets	Average Deposits	Net Interest Income	Noninterest Income	Net Income

Six months ended June 30, 2004
Segment total	$13,624,300	$20,798,200	$14,564,200	$364,779	$181,419	$138,204
Excess funds invested	--	(1,830,700)	--	--	--	--
Reclassification of cash items
in process of collection	--	352,200	352,200	--	--	--
Brokered certificates of deposit	--	--	90,800	--	--	--
Taxable-equivalent adjustment on
tax exempt loans	--	--	--	(1,816)	--	--
Income tax expense	--	--	--	--	--	1,167

Consolidated total	$13,624,300	$19,319,700	$15,007,200	$362,963	$181,419	$139,371

Six months ended June 30, 2003
Segment total	$11,580,500	$19,308,800	$13,165,700	$347,377	$149,138	$116,267
Excess funds invested	--	(2,115,100)	--	--	--	--
Reclassification of cash items
in process of collection	--	368,000	368,000	--	--	--
Taxable-equivalent adjustment on
tax exempt loans	--	--	--	(1,829)	--	--
Income tax expense	--	--	--	--	--	1,314

Consolidated total	$11,580,500	$17,561,700	$13,533,700	$345,548	$149,138	$117,581

Note 9
Impact of Recently Issued Accounting Standards

        In March 2004, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.” SAB 105 informs registrants of the SEC staff’s view on the accounting for loan commitments that are subject to SFAS No. 133 Implementation Issue No. C13, which includes the Company’s mortgage loan interest rate lock commitments. Under the Company’s previous accounting policy, an asset was recorded upon inception of the commitment based on projected revenues, net of expenses, and adjusted upward or downward depending on whether interest rates had decreased or increased from the date of commitment to the valuation date. Under the new guidance, the Company is no longer able to include expected future cash flows from servicing rights in its initial projected net revenues. SAB 105 is effective for loan commitments entered into after March 31, 2004 that are accounted for as derivatives. The adoption of this guidance did not have a material impact on the financial condition or the operating results of the Company.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries

	Three Months Ended			Six Months Ended

($ in thousands, except per-share data)	June 30 2004	March 31 2004	June 30 2003	June 30 2004	June 30 2003

Interest income	$240,060	$227,879	$231,486	$467,939	$462,244
Interest expense	55,540	49,436	57,669	104,976	116,696

Net interest income	184,520	178,443	173,817	362,963	345,548
Provision for loan losses	12,000	12,000	13,000	24,000	30,750

Net interest income after
provision for loan losses	172,520	166,443	160,817	338,963	314,798

Noninterest income:
Noninterest income	123,768	78,191	66,469	201,959	138,938
Securities gains (losses), net	(22,405)	1,865	10,191	(20,540)	10,200

Noninterest income	101,363	80,056	76,660	181,419	149,138
Noninterest expense	160,802	145,059	142,763	305,861	282,926

Income before taxes and minority interest	113,081	101,440	94,714	214,521	181,010
Income tax expense	39,700	35,419	33,333	75,119	63,429
Minority interest, net of income tax expense	31	--	--	31	--

Net income	$73,350	$66,021	$61,381	$139,371	$117,581

Per common share information:
Net income	$0.48	$0.43	$0.40	$0.91	$0.76
Net income - assuming dilution	$0.47	$0.42	$0.39	$0.89	$0.75
Cash dividends declared	$0.18	$0.18	$0.15	$0.36	$0.30
Average shares outstanding (000s)	153,805	153,876	154,875	153,840	155,141
Average shares outstanding - assuming dilution (000s)	156,353	156,960	156,857	156,848	157,261
Dividend payout ratio	37.50%	41.86%	37.50%	39.56%	39.47%

Selected quarter-end balances (in millions)
Loans	$15,329.6	$13,091.9	$11,852.0
Deposits	$16,377.6	$14,882.2	$13,700.9
Debt	$1,956.0	$1,101.7	$1,402.0
Equity	$1,841.4	$1,831.8	$1,713.6
Total assets	$21,311.1	$18,716.8	$17,920.4

Selected average balances (in millions)
Loans	$14,252.5	$12,996.1	$11,686.9	$13,624.3	$11,580.5
Deposits	$15,719.1	$14,295.4	$13,663.1	$15,007.2	$13,533.7
Debt	$1,583.9	$1,101.8	$1,215.2	$1,342.8	$1,204.3
Equity	$1,820.8	$1,801.5	$1,722.0	$1,811.2	$1,710.3
Total assets	$20,093.6	$18,545.7	$17,661.9	$19,319.7	$17,561.7

Selected ratios
Net interest margin (taxable-equivalent)	4.00%	4.17%	4.32%	4.09%	4.37%
Return on assets	1.46%	1.42%	1.39%	1.44%	1.34%
Return on equity	16.11%	14.66%	14.26%	15.39%	13.75%
Efficiency ratio	51.91%	56.18%	59.00%	53.85%	57.98%
Average equity/average assets	9.06%	9.71%	9.75%	9.37%	9.74%
Tier 1 risk-based capital ratio	8.95%	10.49%	10.35%
Total risk-based capital ratio	10.79%	11.74%	11.60%
Leverage ratio	7.69%	8.56%	8.39%

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

SECOND-QUARTER 2004 OVERVIEW

        Hibernia Corporation is a financial holding company which, through its bank and nonbank subsidiaries, provides a broad array of financial products and services throughout Louisiana and portions of Texas and Mississippi. At June 30, 2004, the Company operated 309 locations in 34 Louisiana parishes and 33 Texas counties, and two mortgage loan production and retail brokerage services offices in Southern Mississippi. The principal products and services offered include retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; merchant processing; insurance; and trust and investment management. The Bank, through a wholly owned subsidiary, also acts as a retail broker, providing access to alternative investment products, including mutual funds and annuities.

        Earnings for second-quarter 2004 remained strong. Hibernia’s legal merger with Coastal Bancorp, Inc. (Coastal), parent of a $2.7-billion-asset Texas savings bank, became effective May 13, 2004. The transaction significantly expands Hibernia’s presence in Houston and provides entry into Austin, Corpus Christi, the Rio Grande Valley and other communities in South Texas. The merger was accounted for as a purchase, and the results for second-quarter 2004 include the operating results of Coastal from the date of consummation of the merger. Loans and deposits reached record levels and the Texas expansion program moved forward. Financial results for the second quarter of 2004 include:

•	Net income for the second quarter of 2004 totaled $73.4 million ($0.48 per common share), up 19% compared to $61.4 million ($0.40 per common share) for the second quarter of 2003. Earnings per common share — assuming dilution for the second quarter of 2004 were $0.47, 21% higher than a year ago. Results for the second quarter of 2004 include: a benefit of $24.0 million from the reversal of a portion of the reserve for temporary impairment of mortgage servicing rights, or $0.10 per diluted common share after tax; net securities losses of $22.4 million, or $0.09 per diluted common share after tax; and $3.2 million of expenses related to the Coastal merger, or $0.01 per diluted common share after tax. Second-quarter 2003 results included a charge of $28.0 million, or $0.12 per diluted common share after tax, for the temporary impairment of mortgage servicing rights; net securities gains of $10.2 million, or $0.04 per diluted common share after tax; approximately $6.1 million, or $0.03 per diluted common share after tax, in charges associated with a reduction in force and $5.3 million, or $0.02 per diluted common share after tax, of gains on sales of loans from the mortgage portfolio. Net income for the six months ended June 30, 2004, totaled $139.4 million ($0.91 per common share), up 19% compared to $117.6 million ($0.76 per common share) for the first six months of 2003.

•	Net interest income increased $10.7 million (6%) to $184.5 million for the second quarter of 2004, compared to $173.8 million for the second quarter of 2003. The net interest margin was 4.00% for the second quarter of 2004, down from 4.17% in the first quarter of 2004 and 4.32% in the second quarter of 2003. The decline in the net interest margin reflects a half-quarter impact of Coastal as well as the continued repricing of assets in a lower-rate environment. For the first six months of 2004, net interest income increased $17.4 million (5%) to $363.0 million from $345.5 million a year earlier.

•	Noninterest income for the second quarter of 2004 totaled $101.4 million, up $24.7 million (32%) compared to the second-quarter 2003 level of $76.7 million. Included in noninterest income is the previously mentioned activity in 2004 and 2003 relating to the reserve for temporary impairment of mortgage servicing rights and net securities transactions. Noninterest income for the first six months of 2004 totaled $181.4 million, up $32.3 million (22%) compared to $149.1 million for the first six months of 2003.

•	Noninterest expense for second-quarter 2004 was $160.8 million, up $18.0 million (13%) from $142.8 million for the same period in 2003. Included in second-quarter results is the previously mentioned $3.2 million in Coastal merger-related costs in 2004 and $5.2 million of charges associated with the reduction in force in 2003. Noninterest expense for the first six months of 2004 was up $22.9 million (8%) to $305.9 million from $282.9 million for the first six months of 2003.

•	The provision for loan losses for the three months ended June 30, 2004 totaled $12.0 million, down 8% from $13.0 million for the same period in 2003. The provision for loan losses for the six months ended June 30, 2004 totaled $24.0 million, down 22% from $30.8 million for the same period in 2003. Net charge-offs for the second quarter of 2004 totaled $11.3 million, down 12% from the second-quarter 2003 level of $12.7 million. At June 30, 2004, reserves as a percentage of nonperforming loans were 363%, compared to 373% at June 30, 2003.

•	The June 30, 2004 nonperforming asset ratio was 0.50%, down from the June 30, 2003 level of 0.55%. The nonperforming loan ratio declined to 0.42%, compared to the June 30, 2003 level of 0.48%.

•	Total loans at June 30, 2004 were $15.3 billion, up $3.5 billion (29%) from June 30, 2003. The Coastal merger contributed approximately $2.0 billion in loans on the May 13 merger date.

•	Goodwill at June 30, 2004 increased to $337.4 million, up $128.3 million (61%) from the June 30, 2003 level of $209.1 million. This increase was primarily due to the addition of $116.9 million in goodwill from the Coastal transaction.

•	Total assets at June 30, 2004 were $21.3 billion, up $3.4 billion (19%) from June 30, 2003. The Coastal merger contributed $2.7 billion in assets on the May 13 merger date.

•	Total deposits grew $2.7 billion (20%) from June 30, 2003 to $16.4 billion at June 30, 2004. The Coastal merger contributed approximately $1.7 billion in deposits on the May 13 merger date.

•	Debt increased $554.0 million (40%) from June 30, 2003, to $2.0 billion at June 30, 2004. In connection with the Coastal merger, the Company issued $100.0 million in subordinated notes and added $789.3 million in debt from Coastal in the second quarter of 2004.

•	Hibernia’s capital remains strong with a leverage ratio of 7.69% at June 30, 2004, compared to 8.39% at June 30, 2003. The June 30 leverage ratio declined as a result of the Coastal merger and was in line with management’s expectations. During the second quarter of 2004, Hibernia repurchased approximately 660,000 shares of its common stock under a previously announced buyback plan. In April 2004, the Board of Directors authorized the Company to begin another buyback program for the purchase of up to 3.5 million shares of common stock through April 2005.

•	In July 2004, Hibernia’s Board of Directors declared a quarterly cash dividend of 20 cents per common share, an 11% increase from the previous quarter and 33% higher than the 15 cents per common share declared in July 2003.

        The Company’s Texas expansion program continues to move forward in 2004. In the second quarter of 2004, Hibernia opened an operations center in Houston staffed primarily by former Coastal employees and opened two new branches in metropolitan Houston and two in Dallas-Fort Worth. Through the first half of the year, the Company has opened five branches in Texas markets. In addition, in July 2004, a new branch in Denton County, just north of Dallas, was opened and another branch in Dallas-Fort Worth is slated to open later in the third quarter. For the full-year of 2004, the Company plans to build up to 16 de novo offices in Texas. With the addition of Coastal’s 49 locations and the six de novo offices opened this year, Hibernia now has 99 locations in Texas and more than 300 systemwide.

        Looking forward to the second-half of 2004, the Company expects to meet the high end of its earnings goal of 8% to 10% annual growth for 2004. The Company could exceed this goal if the initial positive impact of Coastal continues through the second-half of 2004.

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

        The reserve for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheets date. The reserve is comprised of three components: specific reserves on certain problem loans, general reserves determined from historical loss allocation factors applied to pools of loans and an unallocated portion for exposures arising from factors which are not addressed by the general and specific reserves. The reserve is calculated using both objective and subjective information. The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. For further discussion on this calculation and assumptions and methods used, see the “Reserve and Provision for Loan Losses” section of this analysis.

        The Company is required to perform valuations of assets and liabilities in accordance with various generally accepted accounting principles. Under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the purchase price in an acquisition is allocated to the estimated fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. The excess of costs over the fair value of the net assets acquired is recorded as goodwill. Impairment testing of goodwill requires the Company to determine its fair value by reporting unit. Impairment testing is a two-step process that first compares the fair value of a reporting unit with its carrying amount, and second, if necessary, measures impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units are operating segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reporting units are based on lines of business. Assets and liabilities are allocated to reporting units using the Company’s internal management reporting system. Goodwill is allocated directly to these reporting units, when applicable, or based on the allocation of loans to the reporting segments for each region in which the goodwill originated. When quoted market prices are not available for assets and liabilities, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. However, management uses assumptions that it considers to be appropriate in its determination of goodwill and impairment testing. The Company has recorded no impairment of goodwill in 2004 or 2003.

        The Company records a servicing asset when the right to service mortgage loans for others is acquired through a purchase or retained upon the sale of loans. Based upon current fair values, servicing rights are periodically assessed for impairment. For this valuation, the mortgage servicing portfolio is stratified into tranches on the basis of certain risk characteristics including loan type and interest rate. A discounted cash flow analysis is performed using various assumptions including prepayment speeds, discount rates and servicing costs. The Company uses national prepayment speed assumptions and adjusts them based on actual prepayment behavior of its own portfolio with information obtained from an independent third party. Impairment is evaluated by tranche. To the extent that temporary impairment exists in a tranche, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. If market conditions improve, the valuation allowance is reversed in current earnings. Impairment is considered to be other-than-temporary when the Company determines that the carrying value of a tranche is expected to exceed the fair value for an extended period of time based on forecasted assumptions, including expected interest-rate levels and prepayment speeds. Other-than-temporary impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. Changes in these assumptions could materially affect the operating results of the Company, however, management considers the assumptions used to be appropriate. For a discussion of the sensitivity of significant assumptions, see the “Interest Rate Sensitivity” section of this analysis. For additional third-party mortgage servicing portfolio data, see the “Noninterest Income” section of this analysis.

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, net income would have been reduced by $1.9 million ($0.02 per common share) and $1.4 million ($0.01 per common share) for the second quarter of 2004 and 2003, respectively. The year-to-date net income would have been reduced by $3.7 million ($0.03 per common share) and $3.0 million ($0.02 per common share) for the six-month periods ended June 30, 2004 and 2003, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model.

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

MERGER ACTIVITY

        On May 13, 2004, Hibernia completed its merger with Coastal Bancorp, Inc. (Coastal), headquartered in Houston, Texas. The transaction increased the number of Hibernia locations to over 300 in 34 Louisiana parishes and 33 Texas counties. The merger almost doubles Hibernia’s Texas deposits to approximately 22% of the Company’s total deposits, moving the Company closer to achieving its goal of having 25% of its deposits in Texas by 2007. The transaction significantly expands Hibernia’s presence in Houston and provides entry into Austin, Corpus Christi, the Rio Grande Valley and other communities in South Texas. Under terms of the merger agreement, Hibernia purchased all of the outstanding stock and options of Coastal for $231.0 million in cash, or $41.50 per share of Coastal stock, net of exercise price for options (and including withholding).

        The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the fair value of tangible and intangible assets acquired and the liabilities assumed. The results of operations of Coastal have been included in the Company’s consolidated financial statements since the date of acquisition. At the date of acquisition, Coastal had $2.7 billion in assets, $2.0 billion in loans and $1.7 billion in deposits. In connection with the allocation of the purchase price, goodwill of $116.9 million and a core deposit intangible of $23.6 million were recorded.

        On April 28, 2004, Hibernia National Bank, a subsidiary of Hibernia Corporation, purchased 50% of the outstanding shares of The MerchantNet.com Corporation (MerchantNet), with an option to purchase the remaining 50% at a later date. MerchantNet is a provider of payment solutions for merchants and is currently doing business under the name “Hibernia Merchant Services.” MerchantNet is a variable interest entity and the Company is the primary beneficiary in accordance with FIN 46(R) and therefore is consolidated in the Company’s financial statements. Because the Company does not own 100% of MechantNet, a liability for the minority ownership interest of the subsidiary is included in other liabilities in the consolidated balance sheets and the net income relating to the minority interest, net of income tax, is deducted as a single line item in the consolidated income statements.

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $18.7 billion in the second quarter of 2004, a $2.4 billion (15%) increase from the second-quarter 2003 average of $16.3 billion. Year-to-date average earning assets at June 30, 2004, totaled $18.0 billion, up $1.9 billion (12%) from $16.1 billion at June 30, 2003. The increases in average earning assets are due to increases in all loan categories and securities available for sale, discussed below.

    Loans.        Average loans for the second quarter of 2004 of $14.3 billion were up $2.6 billion (22%) compared to the second quarter of 2003. For the first six months of 2004 compared to the same period in 2003, average loans were up $2.0 billion (18%) to $13.6 billion.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	June 30, 2004			March 31, 2004			June 30, 2003

($ in millions)	Loans	Percent		Loans	Percent		Loans	Percent

Commercial:
Commercial and industrial	$1,191.4	7	.8%	$1,122.3	8	.6%	$1,042.1	8	.8%
Services industry	661.8	4.3		644.3	4.9		621.2	5.2
Real estate	885.3	5.8		574.5	4.4		452.5	3.8
Health care	228.4	1.5		226.4	1.7		237.5	2.0
Transportation, communications
and utilities	126.8	0.8		127.1	1.0		149.0	1.3
Energy	396.5	2.6		387.1	3.0		343.9	2.9
Other	146.6	0.9		124.2	0.9		108.5	0.9

Total commercial	3,636.8	23.7		3,205.9	24.5		2,954.7	24.9

Small Business:
Commercial and industrial	922.7	6.0		737.1	5.6		748.0	6.3
Services industry	740.4	4.8		663.9	5.1		631.6	5.3
Real estate	991.9	6.5		653.4	5.0		519.8	4.4
Health care	214.6	1.4		190.0	1.5		172.9	1.5
Transportation, communications
and utilities	126.7	0.8		97.3	0.7		101.4	0.9
Energy	44.7	0.3		40.7	0.3		27.3	0.2
Other	360.3	2.4		348.5	2.7		358.4	3.0

Total small business	3,401.3	22.2		2,730.9	20.9		2,559.4	21.6

Consumer:
Residential mortgages:
First mortgages	4,180.8	27.3		3,221.4	24.6		2,419.3	20.4
Junior liens	365.4	2.4		360.5	2.8		573.6	4.8
Real estate secured
revolving credit	745.2	4.9		681.0	5.2		589.9	5.0
Indirect	2,362.5	15.4		2,292.7	17.5		2,121.0	17.9
Revolving credit:
Secured	13.7	0.1		9.7	0.1		16.5	0.1
Unsecured	110.2	0.7		106.2	0.8		103.7	0.9
Other:
Secured	299.8	1.9		294.8	2.2		351.6	3.0
Unsecured	213.9	1.4		188.8	1.4		162.3	1.4

Total consumer	8,291.5	54.1		7,155.1	54.6		6,337.9	53.5

Total loans	$15,329.6	100	.0%	$13,091.9	100	.0%	$11,852.0	100	.0%

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at June 30, 2004, March 31, 2004 and June 30, 2003. Beginning in 2004, revolving lines of credit secured by real estate have been reclassified from revolving secured loans to real estate secured loans. Prior periods have been adjusted to conform with this new classification. Total loans increased $2.2 billion (17%) at June 30, 2004 compared to March 31, 2004 and $3.5 billion (29%) compared to June 30, 2003. The Coastal merger contributed approximately $2.0 billion in loans at the May 13, 2004 merger date.

        Consumer loans increased $1.1 billion (16%) and $2.0 billion (31%) compared to March 31, 2004 and June 30, 2003, respectively. Residential first mortgages increased $959.4 million (30%), indirect loans increased $69.8 million (3%) and real estate secured revolving credit increased $64.2 million (9%) in the second quarter of 2004 compared to the first quarter of 2004. The increase from the same period a year ago is the result of increases in residential first mortgage loans of $1.8 billion (73%), indirect loans of $241.5 million (11%) and real estate secured revolving credit of $155.3 million (26%), partially offset by a decline in residential junior liens of $208.2 million (36%). During the fourth quarter of 2003, Hibernia reclassified $204.9 million of junior liens to first mortgages based on a review of the collateral securing these loans. The Coastal merger added approximately $1.0 billion in consumer loans at the merger date, the majority of which are residential first mortgage loans.

        In June 2001, the Company securitized and sold $592.2 million fixed-rate indirect automobile loans from its consumer portfolio. Under the terms of the agreement, the Company has the option to repurchase the loans when the outstanding principal balance reaches 10% of the original principal balance. The Company intends to exercise this option and based on current projections, expects this to occur in August 2004. This transaction is not expected to have a material effect on the Company’s operations.

        Small business loans increased $670.4 million (25%) compared to March 31, 2004 and $841.9 million (33%) compared to June 30, 2003. At the merger date, Coastal added approximately $0.6 billion in small business loans. Loan demand in this segment has increased in recent quarters in line with improving economic indicators.

        Commercial loans increased $430.9 million (13%) compared to March 31, 2004 and $682.1 million (23%) compared to June 30, 2003. The merger with Coastal added approximately $0.4 billion in commercial loans at the merger date, the majority of which were in the commercial real estate portfolio.

        Loan demand is expected to be in line with the level that was experienced in 2003, excluding the impact of the Coastal acquisition. This growth is expected to be led by the consumer portfolio, with higher levels of growth likely in all portfolios as the economy recovers and the Company continues its expansion into strategic Texas markets.

        Securities Available for Sale. Average securities available for sale increased $219.5 million (6%) in the second quarter of 2004 compared to the second quarter of 2003, and were up $338.1 million (9%) for the first six months of 2004 compared to the same period in 2003. Coastal added approximately $505.0 million in securities available for sale at the merger date. Additional increases were due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements. The securities purchased generally have relatively short average lives.

        During the quarter, Hibernia recorded securities losses totaling $18.4 million from the sale of approximately $300 million of securities. The sale was part of a balance sheet restructuring designed to take advantage of a rising interest rate environment. Through this action, the Company is able to increase the yield and cash flow and shorten the average life of the investment securities portfolio.

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

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the second quarter of 2004 totaled $50.5 million, down $56.1 million (53%) from the second quarter of 2003. Year-to-date average securities held to maturity for the first six months of 2004 were down $64.8 million (55%) to $53.7 million. These decreases are due to both contractually due payments and prepayments on mortgage-backed securities.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest-only strip receivable resulting from a securitization of indirect auto loans in the first quarter of 2001. The interest-only strip receivable, which totaled $1.8 million and $5.3 million at June 30, 2004, and 2003, respectively, is classified as a trading account asset. All other short-term investments are considered to be cash equivalents.

        Average short-term investments for the three months ended June 30, 2004 totaled $206.0 million, up $63.4 million (44%) compared to $142.6 million in the second quarter of 2003. The increase from the second quarter of 2003 is due to increased reverse repurchase agreements resulting from excess funds available during the second quarter of 2004. For the first six months of 2004 compared to the same period in 2003, average short-term investments decreased $58.8 million (22%) to $203.7 million, due to a decrease in federal funds sold, offset by an increase in reverse repurchase agreements.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans, while retaining the associated servicing rights. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale totaled $162.7 million for the second quarter of 2004, a decline of $384.1 million (70%) compared to the second quarter of 2003, and totaled $156.6 million for the six months ended June 30, 2004, a decline of $325.3 million (68%) compared to the same period in 2003. Mortgage loan production for the second quarter of 2004 was $498.8 million, down $59.3 million (11%) from the previous quarter and $1.6 billion (76%) from the second quarter of 2003. The decrease was driven by the Company’s strategic decision to exit correspondent lending and the interest rate environment.

        Hibernia’s mortgage pipeline at the end of the second quarter of 2004 was $413.7 million, down slightly from $497.0 million at the end of the first quarter 2004. Over one-half of the pipeline mortgage loans at June 30, 2004 are fixed-rate, which generally will be held for sale when funded.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Delinquent loans presented in Table 2 are still in accrual status and are not included in total nonperforming loans in Table 3. Total managed delinquencies increased $10.8 million (19%) from June 30, 2003 and $25.3 million (60%) from March 31, 2004. Loans past due 90 days or more in the held portfolio, primarily consumer loans, totaled $9.1 million at June 30, 2004, compared to $5.8 million at June 30, 2003 and $6.7 million at March 31, 2004. The increase in delinquencies in the current quarter was primarily due to the merger with Coastal, which resulted in approximately two thirds of the increase in total delinquencies, as well as increases in the indirect automobile portfolio delinquencies.

TABLE 2 - LOAN DELINQUENCIES

($ in millions)	June 30 2004	March 31 2004	Dec. 31 2003	Sept. 30 2003	June 30 2003

Days past due and still accruing:
30 to 89 days	$ 56.6	$ 33.9	$ 47.4	$ 44.1	$ 48.4
90 days or more	9.1	6.7	7.7	8.3	5.8

Total delinquencies	65.7	40.6	55.1	52.4	54.2
Securitized indirect auto delinquencies	2.1	1.9	2.7	2.6	2.8

Total managed delinquencies	$ 67.8	$ 42.5	$ 57.8	$ 55.0	$ 57.0

Delinquencies as a percentage of loans by portfolio:
Commercial	-%	0.01%	0.07%	0.04%	0.06%
Small business	0.28%	0.14%	0.19%	0.29%	0.37%
Consumer:
Real estate secured	0.49%	0.32%	0.43%	0.43%	0.48%
Indirect	0.95%	0.71%	0.99%	0.86%	0.84%
Other consumer	1.23%	1.04%	1.30%	1.27%	1.26%
Total consumer	0.68%	0.51%	0.68%	0.65%	0.68%
Total held loans	0.43%	0.31%	0.43%	0.43%	0.46%
Managed consumer	0.70%	0.53%	0.71%	0.67%	0.70%
Total managed loans	0.44%	0.32%	0.45%	0.44%	0.47%

        Managed consumer delinquencies include those related to indirect auto loans securitized. Total managed delinquencies as a percentage of total managed loans at June 30, 2004 were 0.44%, down from 0.47% a year ago and up from 0.32% at March 31, 2004. Delinquencies as a percentage of held loans at June 30, 2004 were 0.43%, down from 0.46% at June 30, 2003 and up from 0.31% at March 31, 2004. Small business delinquencies were virtually unchanged from a year ago and increased $5.6 million compared to the prior quarter with approximately 50% of the increase due to the merger with Coastal. Consumer delinquencies increased $13.1 million from a year ago and $19.8 million from the prior quarter due to the impact of the Coastal merger and increases in the indirect automobile portfolio.

TABLE 3 - NONPERFORMING ASSETS

($ in thousands)	June 30 2004	March 31 2004	Dec. 31 2003	Sept. 30 2003	June 30 2003

Nonaccrual loans:
Commercial	$19,338	$17,867	$20,113	$18,527	$17,587
Small business	29,939	20,548	22,994	23,430	26,921
Consumer
Real estate secured	14,944	14,229	12,198	10,896	12,435
Other consumer	540	219	271	214	259

Total nonperforming loans	64,761	52,863	55,576	53,067	57,202

Foreclosed assets	11,930	10,688	11,512	11,875	6,981
Excess bank-owned property	265	369	678	755	481

Total nonperforming assets	$76,956	$63,920	$67,766	$65,697	$64,664

Reserve for loan losses	$235,077	$213,503	$213,275	$213,280	$213,153
Nonperforming loan ratio by portfolio:
Commercial	0.53%	0.56%	0.62%	0.63%	0.60%
Small business	0.88%	0.75%	0.87%	0.90%	1.05%
Consumer
Real estate secured	0.28%	0.33%	0.29%	0.28%	0.35%
Other consumer	0.02%	0.01%	0.01%	0.01%	0.01%
Total consumer	0.19%	0.20%	0.18%	0.17%	0.20%
Total loans	0.42%	0.40%	0.43%	0.43%	0.48%
Nonperforming asset ratio	0.50%	0.49%	0.53%	0.54%	0.55%
Reserve for loan losses as a
percentage of nonperforming loans	362.99%	403.88%	383.75%	401.91%	372.63%

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2004		2003

($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Nonperforming loans
at beginning of period	$52,863	$55,576	$53,067	$57,202	$51,978
Additions	37,061	10,690	20,395	20,863	22,672
Charge-offs, gross	(4,088)	(1,690)	(2,624)	(6,279)	(3,760)
Transfers to foreclosed assets	(1,361)	(1,285)	(2,240)	(1,403)	(2,183)
Returns to performing status	(202)	(593)	(347)	(50)	(1,357)
Payments	(12,367)	(7,419)	(8,014)	(9,061)	(10,148)
Sales	(7,145)	(2,416)	(4,661)	(8,205)	--

Nonperforming loans
at end of period	$64,761	$52,863	$55,576	$53,067	$57,202

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $64.8 million at June 30, 2004, up from $57.2 million at June 30, 2003 and $52.9 million at March 31, 2004. Small business nonperforming loans increased from June 30, 2003 and March 31, 2004 as a result of additions – including the impact of the Coastal merger – offset in part by payments, charge-offs and other reductions. Real estate secured consumer nonperforming loans increased from June 30, 2003, however no significant losses are expected in this portfolio due to the secured nature of these loans.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $11.9 million at June 30, 2004, up $4.9 million from a year earlier and $1.2 million from March 31, 2004. The increase from a year ago was driven by the reclassification of a $4.6 million energy asset to foreclosed assets in the third quarter of 2003 while the increase in the current quarter was primarily due to the Coastal merger. Excess bank-owned property at June 30, 2004 was down $0.2 million from June 30, 2003, and $0.1 million from March 31, 2004.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At June 30, 2004, the Company’s nonperforming asset ratio was 0.50%, down from 0.55% at June 30, 2003 and up from 0.49% at March 31, 2004.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the last five quarters are set forth in Table 3.

        At June 30, 2004, the recorded investment in loans considered impaired under SFAS No. 114 was $49.3 million. The related portion of the reserve for loan losses was $6.3 million. The comparable amounts at June 30, 2003 were $44.5 million and $5.9 million, respectively. These loans are included in nonaccrual loans in Table 3.

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $37.1 million were added to nonperforming loans during the second quarter of 2004, up from $10.7 million in the prior quarter. These inflows included the impact of the Coastal merger which contributed approximately 70% of the additions in the quarter, primarily in the small business portfolio. The inflows were offset, in part, by payments, sales and charge-offs which reduced nonperforming loans by $23.6 million, and includes sales and charge-offs of nonperforming loans totaling $8.3 million from the Coastal merger. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

        In addition to the nonperforming loans discussed above, other commercial and small business loans that are subject to potential future classification as nonperforming or past due 90 days or more and still accruing totaled $18.5 million at June 30, 2004.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $12.0 million provision for loan losses in the second quarter of 2004 compared to $13.0 million in the second quarter of 2003, and $12.0 million in the prior quarter.

        Net charge-offs totaled $11.3 million in the second quarter of 2004 compared to $12.7 million in the second quarter of 2003 and $11.8 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.32% in the second quarter of 2004, down from 0.44% in the second quarter of 2003, and 0.36% in the prior quarter. The current quarter included $2.6 million of net charges-offs related to loans acquired from Coastal, of which $1.4 million was due to the writedown of loans which were sold during the quarter. During the quarter, Hibernia sold approximately $22.0 million of loans acquired from Coastal. The commercial portfolio had net recoveries of $1.7 million in the current quarter and $0.2 million in the year ago quarter. There were virtually no commercial net charge-offs in the first quarter of 2004. The current quarter included a $2.1 million recovery on a commercial credit. Net charge-offs of $4.7 million in the small business portfolio for the second quarter of 2004 increased from $4.2 million in the second quarter of 2003, and $2.6 million in the first quarter of 2004 primarily due to charge-offs related to the Coastal portfolio. The year ago quarter included net charge-offs of $1.0 million related to factoring, a business which the Company exited. Consumer net charge-offs of $8.3 million in the second quarter of 2004 decreased from $8.7 million in the second quarter of 2003 and $9.2 million in the prior quarter. The decrease in consumer net charge-offs from the prior quarter was due to lower net charge-offs in the indirect automobile portfolio.

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

        There were no significant changes in the composition of the loan portfolio from the first quarter of 2004 except as previously discussed. The Company continued to proactively manage its exposure to credit risk in the second quarter of 2004. The reserve coverage of total loans at June 30, 2004 decreased from the prior quarter-end and a year ago primarily as a result of growth in loan portfolio outstandings, including the impact of the Coastal merger. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating and credit evaluation systems and based on consistent application of the Company’s reserve methodology.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2004		2003

($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Balance at beginning of period	$213,503	$213,275	$213,280	$213,153	$212,882
Loans charged off:
Commercial	(420)	(124)	(772)	(3,427)	(841)
Small business	(5,532)	(3,709)	(3,955)	(5,734)	(5,245)
Consumer:
Real estate secured	(1,411)	(1,121)	(1,637)	(1,285)	(1,019)
Indirect	(5,977)	(6,969)	(6,650)	(6,389)	(6,445)
Other consumer	(2,709)	(2,646)	(2,861)	(2,934)	(2,872)
Recoveries:
Commercial	2,138	106	72	1,023	1,085
Small business	882	1,123	993	1,102	1,012
Consumer:
Real estate secured	265	154	139	255	127
Indirect	949	892	762	942	856
Other consumer	553	522	604	574	613

Net loans charged off	(11,262)	(11,772)	(13,305)	(15,873)	(12,729)
Provision for loan losses	12,000	12,000	13,300	16,000	13,000
Additions due to purchase transaction	20,836	--	--	--	--

Balance at end of period	$235,077	$213,503	$213,275	$213,280	$213,153

Reserve for loan losses
as a percentage of loans	1.53%	1.63%	1.66%	1.74%	1.80%
Annualized net charge-offs as a
percentage of average loans by portfolio:
Commercial	(0.20)%	-%	0.09%	0.33%	(0.03)%
Small business	0.60%	0.39%	0.46%	0.72%	0.67%
Consumer:
Real estate secured	0.09%	0.09%	0.15%	0.11%	0.10%
Indirect	0.86%	1.07%	1.07%	1.01%	1.07%
Other consumer	1.41%	1.41%	1.48%	1.51%	1.43%
Total consumer	0.43%	0.52%	0.56%	0.54%	0.55%
Total loans	0.32%	0.36%	0.43%	0.53%	0.44%

        The basic assumptions and methodologies used in allocating the reserve were virtually unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to the commercial portfolio increased from the prior quarter as a result of the Coastal merger, but decreased significantly from the prior year. The decline from a year ago was due primarily to the paydown of a large chemical industry credit in the third quarter of 2003 as well as reductions in the highly leveraged lending portfolio. In addition, the allocation to the high risk asset-based lending portfolio was discontinued in the third quarter of 2003 as the Company exited this line of business. The allocations to the consumer portfolio increased for the quarter and from a year ago due to the Coastal merger as well as loan growth – primarily in the indirect automobile portfolio. The allocations to the small business portfolio increased from the prior quarter and a year ago primarily due to the impact of the Coastal merger. The unallocated reserve increased from the prior quarter and a year ago due to the Coastal merger. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the loan portfolio.

        The reserve coverage of annualized net charge-offs was 522% at June 30, 2004, compared to 453% at March 31, 2004 and 419% at June 30, 2003. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        The reserve for loan losses totaled $235.1 million, or 1.53% of total loans at June 30, 2004, compared to $213.2 million, or 1.80% of total loans at June 30, 2003 and $213.5 million, or 1.63% of total loans at March 31, 2004. The reserve for loan losses as a percentage of nonperforming loans was 363% at June 30, 2004, compared to 373% at June 30, 2003 and 404% at March 31, 2004. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy for 2004 predict a continued strengthening of economic conditions. The Company will continue to evaluate these trends and their impact on credit quality and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $15.7 billion in the second quarter of 2004, a $2.1 billion (15%) increase from the second quarter of 2003. For the first six months of 2004 compared to the same period in 2003, average deposits increased $1.5 billion (11%) to $15.0 billion. Coastal added $1.7 billion in deposits at the May 13, 2004 merger date. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	Second Quarter 2004			First Quarter 2004			Second Quarter 2003

($ in millions)	Average Balances	% of Deposits		Average Balances	% of Deposits		Average Balances	% of Deposits

Noninterest-bearing	$3,185.7	20	.3%	$2,918.2	20	.4%	$2,909.0	21	.3%
NOW accounts	426.9	2.7		455.8	3.2		404.5	3.0
Money market deposit accounts	4,346.6	27.7		3,858.2	27.0		3,080.9	22.6
Savings accounts	2,536.0	16.1		2,521.0	17.6		2,546.4	18.6
Other consumer time deposits	2,670.7	17.0		2,182.5	15.3		2,335.4	17.1

Total core deposits	13,165.9	83.8		11,935.7	83.5		11,276.2	82.6

Public fund certificates of
deposit of $100,000 or more	816.8	5.2		815.3	5.7		905.4	6.6
Certificates of deposit of
$100,000 or more	1,084.8	6.9		904.6	6.3		930.3	6.8
Foreign time deposits	651.6	4.1		639.8	4.5		551.2	4.0

Total deposits	$15,719.1	100	.0%	$14,295.4	100	.0%	$13,663.1	100	.0%

        Average core deposits totaled $13.2 billion in the second quarter of 2004, a $1.9 billion (17%) increase from the second quarter of 2003. Average noninterest-bearing deposits grew $276.7 million and average savings deposits decreased $10.4 million in the second quarter of 2004 compared to the second quarter of 2003. NOW account average balances were up $22.4 million and average money market deposit accounts were up $1.3 billion in the second quarter of 2004 compared to the second quarter of 2003. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $409.5 million and average money market deposit accounts were up $878.6 million. Increases in average noninterest-bearing and NOW account balances resulted from the Coastal merger and the continued marketing and success of Hibernia’s high performance checking programs, discussed below. Average consumer time deposits increased $335.3 million in the second quarter of 2004 compared to the second quarter of 2003. A portion of the consumer time deposits consists of retail brokered certificates of deposit, a wholesale funding source. Retail brokered certificates of deposit averaged $172.2 million in the second quarter of 2004 and totaled $324.5 million at June 30, 2004. This additional lower-rate funding source is expected to become a larger part of consumer time deposits in the future.

        Hibernia has high performance checking programs that offer simplified checking to its consumer and small business customers. These programs offer gifts to customers who open new checking accounts or refer prospects who then open new checking accounts, eliminate monthly cycle service charges and buy back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These programs include extensive advertising and marketing and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. These programs continue to increase the number of new account openings, with new checking account openings for the second quarter and first six months of 2004 up 9% and 7%, respectively, when compared to the same periods last year. In addition, in September 2003, the Company introduced free online bill pay, which is anticipated to increase deposit account retention. The Coastal merger, de novo Texas expansion and continued marketing of the high performance checking products, especially in the new Texas markets, are anticipated to continue to grow core deposits for the remainder of 2004 and beyond.

        Average noncore deposits for the second quarter of 2004 were up $166.3 million from the second quarter of 2003 to $2.6 billion or approximately 16% of total deposits. Average large denomination certificates of deposit increased $154.5 million compared to the second quarter of 2003 with large denomination public fund deposits down $88.6 million. This decrease is due to competitive pricing in the market of public fund certificates of deposit. Average foreign time deposits increased $100.4 million from second quarter 2003.

        Total deposits at June 30, 2004 were $16.4 billion, up $2.7 billion (20%) from June 30, 2003. Total noninterest-bearing deposits at June 30, 2004 were $3.2 billion, up $156.0 million (5%) from June 30, 2003.

        The Company estimates that approximately 22% of its current total deposits are in Texas, which is close to its goal of 25% by 2007. With about one-third of Hibernia’s locations in Texas, the Company has the infrastructure that could support a higher goal in Texas over the long term.

BORROWINGS

        Average borrowings — which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; Federal Home Loan Bank (FHLB) advances and subordinated borrowings — increased $395.5 million (21%) for the second quarter of 2004 compared to the second quarter of 2003. For the first six months of 2004 compared to the first six months of 2003, average borrowings increased $433.0 million (24%) to $2.2 billion. Borrowings at June 30, 2004, totaled $2.7 billion, up $662.7 million (32%) from the June 30, 2003 balance of $2.1 billion.

        Fluctuations in federal funds purchased stem from differences in the timing of growth in the loan portfolio and growth of other funding sources (deposits, proceeds from maturing and sold securities, FHLB advances and other debt).

        Average debt for the second quarter of 2004 totaled $1.6 billion, up from $1.2 billion for the second quarter of 2003. Debt at June 30, 2004, totaled $2.0 billion, up $554.0 million (40%) compared to $1.4 billion at June 30, 2003. The increase is the result of additions of $723.6 million of FHLB advances and $65.7 million of subordinated debentures from Coastal and $100.0 million of subordinated notes issued to finance the Coastal transaction. These additions were partially offset by a prepayment of a $300 million FHLB advance late in September 2003, as well as paydowns on other FHLB advances totaling $35.3 million. In addition, in January 2004, a $300 million FHLB advance matured and was replaced with another $300 million FHLB advance.

        As part of the financing for the purchase of Coastal Bancorp, Inc., Hibernia Corporation (the Parent Company) issued $100 million in ten year 5.35% fixed-rate subordinated notes in April 2004. In March 2004, the Company entered into a $50 million forward-start interest rate swap agreement and a $50 million treasury interest rate lock agreement to protect against a rise in interest rates. The contracts were terminated upon the issuance of the subordinated debt, resulting in a gain of $4.7 million. This gain has been deferred and is being recognized over the life of the subordinated notes using the level-yield method, resulting in an effective rate of 4.97%.

        In connection with the Coastal merger, the Company assumed $51.5 million aggregate principal amount of 9.0% junior subordinated debentures due June 30, 2032 issued by Coastal to Coastal Capital Trust I (CCTI) and became the sponsor of CCTI, a business trust, which issued 2,000,000 of 9.0% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security that is traded on the Nasdaq National Market. The Company also assumed $10.3 million aggregate principal amount of floating rate (LIBOR plus 3.05%, reset quarterly) junior subordinated debentures due June 23, 2033 issued by the Coastal to Coastal Capital Trust II (CCTII) and became the sponsor of CCTII, a business trust, which issued 10,000 floating rate (LIBOR plus 3.05%, reset quarterly) trust preferred securities to a private institutional investor with a liquidation rate of $1,000 per security. The interest rate on these floating rate instruments was 4.16% at June 30, 2004. The trust preferred securities represent an interest in the Company’s junior subordinated debentures, which were purchased by the business trusts and have substantially the same payment terms as the trust preferred securities. The junior subordinated debentures are the only assets of CCTI and II and interest payments from the debentures, payable quarterly, finance the distributions paid on the trust preferred securities. The trust preferred securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date, at the option of the Company, in whole or in part, subject to the terms of the trust indentures, on or after June 30, 2007 and June 23, 2008, for the subordinated debentures payable to CCTI and II, respectively. The junior subordinated debentures are also redeemable at any time in whole, but not in part, upon the occurrence of specific events defined within the trust indentures. The Company has the option to defer distribution on either junior subordinated debenture for a period not to exceed 20 consecutive quarters. The subordinated debentures were recorded on the Company’s books at their fair value on May 13, 2004, which totaled $65.7 million. The fair value adjustment of $3.8 million is being amortized over the estimated life of the subordinated debentures, which is the earliest redemption date. A portion of these instruments qualifies as Tier 1 capital under Federal Reserve Bank regulatory capital rules.

        Of the debt outstanding at June 30, 2004 and 2003, $935.5 million and $1.0 billion, respectively, accrue interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate debt by entering into interest rate swap agreements. These interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay fixed rates. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The Company had interest rate swap agreements outstanding with notional amounts of $400 million and $700 million at June 30, 2004 and 2003, respectively. These interest rate swap agreements had estimated net positive fair values that totaled $12.2 million at June 30, 2004 and net negative fair values that totaled $34.8 million at June 30, 2003, and are recorded on the balance sheets as other assets and liabilities, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreements are accrued monthly and effectively convert the hedged debt from variable to fixed rates.

        The Company’s reliance on borrowings continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity. Additional information on borrowings can be found in Note 4 of the "Notes to Consolidated Financial Statements."

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

        The objective of Hibernia’s interest rate risk policy is to limit the change in after-tax net interest income, from an immediate and sustained change in interest rates of 200 basis points, compared to a flat rate scenario, to 15% of projected 12-month net income. Based on the results of the simulation models at June 30, 2004, the Company would expect an increase in after-tax net interest income of $7.3 million from a 200-basis-point increase in interest rates. In the event of a 50-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment), the Company would expect after-tax net interest income to decrease by $22.9 million. Results of both scenarios are within the limits of Hibernia’s policy, although there is no assurance that actual results would be the same as the model. In addition, the Company projects an increase in after-tax net interest income of $3.1 million and a decrease of $15.9 million if interest rates gradually rise or decline, respectively, by 100 basis points over the next year. The projected decline in net interest income in the 50-basis-point decrease and the gradual decline simulations reflect the limited flexibility to reduce rates further on interest-bearing deposits in the current low interest rate environment.

        Based on the results of the simulation models at June 30, 2003, the Company would have expected an increase in after-tax net interest income of $14.7 million in the event of a 200-basis-point increase in interest rates, and a decrease in after-tax net interest income of $27.2 million in the event of a 100-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment). Results of both scenarios were within the limits of Hibernia’s policy. In addition, the Company projected an increase in after-tax net interest income of $2.1 million and a decrease of $7.2 million if interest rates gradually increased or decreased, respectively, by 100 basis points over the next year.

        The level of interest rates also affects the prepayment assumptions used in the valuation of mortgage servicing rights. As an indication of the sensitivity of the fair value of mortgage servicing rights at June 30, 2004, an immediate 10% and 25% adverse change in the prepayment speed assumptions would decrease after-tax net income by $1.3 million and $3.4 million, respectively. At June 30, 2004, an immediate 10% and 25% adverse change in the discount rate assumptions would decrease after-tax net income by $1.9 million and $4.8 million, respectively. At June 30, 2003, an immediate 10% and 25% adverse change in prepayment speed assumptions was projected to decrease after-tax net income by $5.7 million and $9.6 million, respectively; and an immediate 10% and 25% adverse change in discount rates was projected to decrease after-tax net income by $0.2 million and $1.1 million, respectively. These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of mortgage servicing rights is calculated without changing any other assumptions; in actuality, changes of one factor may result in changes in another, which could magnify or counteract the sensitivities.

        On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts, and forward sales contracts, to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on its own behalf and for customers.

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates the portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $91.0 million and an estimated net negative fair value of $0.2 million were designated as fair value hedges at June 30, 2004. The related hedged mortgage loans held for sale had a principal balance of $91.0 million and were increased by a positive change in fair value of $0.2 million at June 30, 2004, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At June 30, 2004, interest rate lock commitments had a notional amount of $69.7 million with a positive fair value of $0.3 million. The related forward sales contracts had a notional amount of $69.7 million and a net negative fair value of $0.4 million at June 30, 2004.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $2.0 billion at June 30, 2004, with positive fair values of $23.0 million and negative fair values of $19.1 million.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank (FHLB) advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $400 million. The estimated positive fair value of derivative financial instruments designated as cash flow hedges totaled $12.2 million at June 30, 2004.

        In 2004, the Company entered into interest rate contracts relating to certificates of deposit on its own behalf. These contracts are designated as fair value hedges. The purpose of these contracts is to convert fixed interest rate certificates of deposits to variable interest rates. These interest rate contracts had notional amounts totaling $376.0 million at June 30, 2004, with positive fair values of $0.7 million and negative fair values of $8.1 million. The net changes in the fair value of the derivatives instruments are offset by changes in fair values of the hedged items, resulting in no impact to earnings due to hedge ineffectiveness.

        In March 2004, the Company entered into a $50 million forward-start interest rate swap agreement and a $50 million treasury interest rate lock agreement to protect against a rise in interest rates on the subordinated notes to be issued in April 2004 for the purchase of Coastal. The contracts were terminated upon the issuance of the subordinated debt in April 2004, resulting in a gain of $4.7 million which has been deferred and will be recognized over the life of the subordinated notes using the level yield method.

RESULTS OF OPERATIONS:

        Net income for the second quarter of 2004 totaled $73.4 million ($0.48 per common share), up 19% compared to $61.4 million ($0.40 per common share) for the second quarter of 2003. Earnings per common share – assuming dilution were $0.47 for the second quarter of 2004 compared to $0.39 for the second quarter of 2003. Included in second-quarter 2004 results is a benefit from the reversal of $24.0 million of the reserve for temporary impairment of mortgage servicing rights ($0.10 per diluted common share after tax), securities losses of $22.4 million ($0.09 per diluted common share after tax) and a $3.2 million charge for expenses related to the Coastal merger ($0.01 per diluted common share after tax). Second-quarter 2003 results included a $28.0 million non-cash expense for temporary impairment of mortgage servicing rights ($0.12 per diluted common share after tax), $10.2 million in net securities gains ($0.04 per diluted common share after tax), $6.1 million in charges associated with a reduction in force ($0.03 per diluted common share after tax) and $5.3 million in gains on sales of loans from the mortgage portfolio ($0.02 per diluted common share after tax). Year-to-date net income for the first six months of 2004 totaled $139.4 million ($0.91 per common share), up 19% compared to $117.6 million ($0.76 per common share) for the first six months of 2003. Earnings per common share – assuming dilution for the first six months of 2004 were $0.89 compared to $0.75 for the first six months of 2003. Explanations of these net changes are detailed below.

        Management expects growth in earnings per common share – assuming dilution for the year to be on the high end of its mission’s stated goal of 8 to 10%, or $1.80. The Company could exceed this goal if the initial positive impact of Coastal continues.

NET INTEREST INCOME

        Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the second quarter of 2004 totaled $186.0 million, a $10.5 million (6%) increase from the second quarter of 2003. Taxable-equivalent net interest income for the first six months of 2004 totaled $366.0 million, a $17.0 million (5%) increase from the first six months of 2003.

        The increase in net interest income for the second quarter of 2004 compared to the second quarter 2003 and first quarter 2004 was due to the increased growth in earning assets, partially offset by the impact of yields on interest-earning assets decreasing more than rates on interest-bearing liabilities. The average yield on earning assets declined 55 basis points while the average cost of interest-bearing liabilities decreased 32 basis points from the second quarter of 2003. The decreases in the Company’s earning asset yields were caused by the continued downward repricing of loans and a decline in the yield on investment securities, reflecting prepayments and maturities of higher rate securities, replaced by lower-yielding securities in the current low interest rate environment. In addition, rates on many interest-bearing deposit products have limited ability for further downward repricing.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2004		2003

(Percentage of average balances)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial loans	18.1%	18.6%	18.5%	17.6%	17.6%
Small business loans	16.5	15.4	15.8	15.5	15.5
Consumer loans	41.6	41.1	41.6	39.4	38.7

Total loans	76.2	75.1	75.9	72.5	71.8

Securities available for sale	21.5	22.6	21.7	22.2	23.3
Securities held to maturity	0.3	0.3	0.4	0.5	0.7

Total securities	21.8	22.9	22.1	22.7	24.0

Short-term investments	1.1	1.1	0.6	1.8	0.9
Mortgage loans held for sale	0.9	0.9	1.4	3.0	3.3

Total interest-earning assets	100.0%	100.0%	100.0%	100.0%	100.0%

        The net interest margin was 4.00% for the second quarter of 2004, a decrease of 32 basis points from the second quarter of 2003 and 17 basis points from the first quarter of 2004. The decrease in the margin from the first quarter of 2004 reflects a half-quarter impact of Coastal and approximately six basis points of continued margin compression, which is in line with the Company’s earlier estimates. The impact from Coastal is expected to decrease over time as lower-spread assets decline and are replaced with higher-yielding assets.

        Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2004		2003

	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Yield on earning assets	5.19%	5.32%	5.47%	5.41%	5.74%
Rate on interest-bearing liabilities	1.51	1.46	1.53	2.29	1.83

Net interest spread	3.68	3.86	3.94	3.12	3.91
Contribution of
noninterest-bearing funds	0.32	0.31	0.33	0.53	0.41

Net interest margin	4.00%	4.17%	4.27%	3.65%	4.32%

Noninterest-bearing funds
supporting earning assets	20.92%	21.60%	21.92%	23.17%	22.58%

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 2004 and the first quarter of 2004 and between the second quarter of 2004 and the second quarter of 2003. The analysis of Consolidated Average Balances, Interest and Rates on pages 36 and 37 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended June 30, 2004, March 31, 2004 and June 30, 2003 and the first six months of 2004 and 2003.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	Second Quarter 2004 Compared to:

	First Quarter 2004			Second Quarter 2003

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent
interest earned on:
Commercial loans	$1,821	$325	$2,146	$5,711	$(2,554)	$3,157
Small business loans	5,924	(1,130)	4,794	8,483	(4,856)	3,627
Consumer loans	10,371	(4,029)	6,342	23,674	(16,497)	7,177

Loans	18,116	(4,834)	13,282	37,868	(23,907)	13,961

Securities available for sale	1,148	(2,203)	(1,055)	2,225	(2,107)	118
Securities held to maturity	(85)	(11)	(96)	(745)	(18)	(763)

Securities	1,063	(2,214)	(1,151)	1,480	(2,125)	(645)

Short-term investments	15	(26)	(11)	242	(269)	(27)
Mortgage loans held for sale	160	(194)	(34)	(4,790)	(123)	(4,913)

Total	19,354	(7,268)	12,086	34,800	(26,424)	8,376

Interest paid on:
NOW accounts	(47)	49	2	44	(167)	(123)
Money market deposit accounts	980	698	1,678	2,615	294	2,909
Savings accounts	24	87	111	(21)	(941)	(962)
Other consumer time deposits	3,064	(1,686)	1,378	2,276	(3,357)	(1,081)
Public fund certificates of
deposit of $100,000 or more	5	375	380	(353)	(765)	(1,118)
Certificates of deposit
of $100,000 or more	1,211	(534)	677	1,071	(876)	195
Foreign deposits	24	(2)	22	246	(369)	(123)
Federal funds purchased	(869)	(85)	(954)	(78)	(81)	(159)
Repurchase agreements	(100)	(4)	(104)	137	(477)	(340)
Debt	4,044	(1,130)	2,914	3,686	(5,013)	(1,327)

Total	8,336	(2,232)	6,104	9,623	(11,752)	(2,129)

Taxable-equivalent
net interest income	$11,018	$(5,036)	$5,982	$25,177	$(14,672)	$10,505

(1)	Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Second Quarter 2004			First Quarter 2004

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 3,387.4	$ 35,703	4.24%	$ 3,214.3	$ 33,557	4.20%
Small business loans	3,080.5	44,758	5.84	2,674.6	39,964	6.01
Consumer loans	7,784.6	118,021	6.09	7,107.2	111,679	6.31

Total loans (2)	14,252.5	198,482	5.60	12,996.1	185,200	5.73

Securities available for sale	4,020.0	39,724	3.95	3,907.9	40,779	4.17
Securities held to maturity	50.5	671	5.31	56.9	767	5.40

Total securities	4,070.5	40,395	3.97	3,964.8	41,546	4.19

Short-term investments	206.0	647	1.27	201.3	658	1.31
Mortgage loans held for sale	162.7	2,029	4.99	150.6	2,063	5.48

Total interest-earning assets	18,691.7	$ 241,553	5.19%	17,312.8	$ 229,467	5.32%

Reserve for loan losses	(228.1)			(214.2)
Noninterest-earning assets:
Cash and due from banks	607.5			589.2
Trade-date securities available for sale	68.1			46.7
Other assets	954.4			811.2

Total noninterest-earning assets	1,630.0			1,447.1

Total assets	$ 20,093.6			$ 18,545.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 426.9	$ 715	0.67%	$ 455.8	$ 713	0.63%
Money market deposit accounts	4,346.6	9,022	0.83	3,858.2	7,344	0.77
Savings accounts	2,536.0	4,169	0.66	2,521.0	4,058	0.65
Other consumer time deposits	2,670.7	16,146	2.43	2,182.5	14,768	2.72
Public fund certificates of deposit
of $100,000 or more	816.8	2,753	1.36	815.3	2,373	1.17
Certificates of deposit of $100,000 or more	1,084.8	7,125	2.64	904.6	6,448	2.87
Foreign time deposits	651.6	1,379	0.85	639.8	1,357	0.85

Total interest-bearing deposits	12,533.4	41,309	1.33	11,377.2	37,061	1.31

Short-term borrowings:
Federal funds purchased	125.8	292	0.93	497.6	1,246	1.01
Repurchase agreements	538.7	942	0.70	595.7	1,046	0.71
Debt	1,583.9	12,997	3.25	1,101.8	10,083	3.68

Total interest-bearing liabilities	14,781.8	$ 55,540	1.51%	13,572.3	$ 49,436	1.46%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,185.7			2,918.2
Other liabilities	305.3			253.7

Total noninterest-bearing liabilities	3,491.0			3,171.9

Total shareholders' equity	1,820.8			1,801.5

Total liabilities and shareholders' equity	$ 20,093.6			$ 18,545.7

SPREAD AND NET YIELD
Interest rate spread			3.68%			3.86%
Cost of funds supporting interest-earning assets			1.19%			1.15%
Net interest income/margin		$ 186,013	4.00%		$ 180,031	4.17%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Second Quarter 2003

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 2,857.7	$ 32,546	4.57%
Small business loans	2,519.6	41,131	6.55
Consumer loans	6,309.6	110,844	7.04

Total loans (2)	11,686.9	184,521	6.33

Securities available for sale	3,800.5	39,606	4.17
Securities held to maturity	106.6	1,434	5.38

Total securities	3,907.1	41,040	4.20

Short-term investments	142.6	674	1.90
Mortgage loans held for sale	546.8	6,942	5.08

Total interest-earning assets	16,283.4	$ 233,177	5.74%

Reserve for loan losses	(214.2)
Noninterest-earning assets:
Cash and due from banks	596.8
Trade-date securities available for sale	109.9
Other assets	886.0

Total noninterest-earning assets	1,592.7

Total assets	$ 17,661.9

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 404.5	$ 838	0.83%
Money market deposit accounts	3,080.9	6,113	0.80
Savings accounts	2,546.4	5,131	0.81
Other consumer time deposits	2,335.4	17,227	2.96
Public fund certificates of deposit
of $100,000 or more	905.4	3,871	1.71
Certificates of deposit of $100,000 or more	930.3	6,930	2.99
Foreign time deposits	551.2	1,502	1.09

Total interest-bearing deposits	10,754.1	41,612	1.55

Short-term borrowings:
Federal funds purchased	155.4	451	1.17
Repurchase agreements	482.3	1,282	1.07
Debt	1,215.2	14,324	4.73

Total interest-bearing liabilities	12,607.0	$ 57,669	1.83%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,909.0
Other liabilities	423.9

Total noninterest-bearing liabilities	3,332.9

Total shareholders' equity	1,722.0

Total liabilities and shareholders' equity	$ 17,661.9

SPREAD AND NET YIELD
Interest rate spread			3.91%
Cost of funds supporting interest-earning assets			1.42%
Net interest income/margin		$ 175,508	4.32%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries Taxable-equivalent basis (1)	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$ 3,300.9	$ 69,260	4.22%	$ 2,847.5	$ 64,660	4.58%
Small business loans	2,877.5	84,722	5.92	2,504.6	82,693	6.66
Consumer loans	7,445.9	229,700	6.20	6,228.4	221,030	7.15

Total loans (2)	13,624.3	383,682	5.66	11,580.5	368,383	6.41

Securities available for sale	3,963.9	80,503	4.06	3,625.8	79,676	4.40
Securities held to maturity	53.7	1,438	5.35	118.5	3,232	5.45

Total securities	4,017.6	81,941	4.08	3,744.3	82,908	4.43

Short-term investments	203.7	1,305	1.29	262.5	2,051	1.58
Mortgage loans held for sale	156.6	4,092	5.22	481.9	12,421	5.16

Total interest-earning assets	18,002.2	$ 471,020	5.25%	16,069.2	$ 465,763	5.83%

Reserve for loan losses	(221.1)			(213.6)
Noninterest-earning assets:
Cash and due from banks	598.3			597.0
Trade-date securities available for sale	57.4			243.5
Other assets	882.9			865.6

Total noninterest-earning assets	1,538.6			1,706.1

Total assets	$ 19,319.7			$ 17,561.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$ 441.3	$ 1,428	0.65%	$ 401.8	$ 1,601	0.80%
Money market deposit accounts	4,102.4	16,366	0.80	3,021.7	11,822	0.79
Savings accounts	2,528.5	8,227	0.65	2,563.4	10,647	0.84
Other consumer time deposits	2,426.6	30,914	2.56	2,363.9	35,577	3.03
Public fund certificates of deposit
of $100,000 or more	816.1	5,126	1.26	910.8	8,165	1.81
Certificates of deposit of $100,000 or more	994.7	13,573	2.74	929.7	14,085	3.06
Foreign time deposits	645.7	2,736	0.85	540.8	3,035	1.13

Total interest-bearing deposits	11,955.3	78,370	1.32	10,732.1	84,932	1.60

Short-term borrowings:
Federal funds purchased	311.7	1,538	0.99	109.1	609	1.13
Repurchase agreements	567.2	1,988	0.71	475.3	2,624	1.11
Debt	1,342.8	23,080	3.40	1,204.3	28,531	4.78

Total interest-bearing liabilities	14,177.0	$ 104,976	1.48%	12,520.8	$ 116,696	1.88%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,051.9			2,801.6
Other liabilities	279.6			529.0

Total noninterest-bearing liabilities	3,331.5			3,330.6

Total shareholders' equity	1,811.2			1,710.3

Total liabilities and shareholders' equity	$ 19,319.7			$ 17,561.7

SPREAD AND NET YIELD
Interest rate spread			3.77%			3.95%
Cost of funds supporting interest-earning assets			1.16%			1.46%
Net interest income/margin		$ 366,044	4.09%		$ 349,067	4.37%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the second quarter of 2004 was $101.4 million compared to $76.7 million in the same period of 2003. For the first six months of 2004 compared to the same period in 2003, noninterest income was up $32.3 million (22%) to $181.4 million. The major categories of noninterest income for the three and six months ended June 30, 2004 and 2003 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended			Six Months Ended

($ in thousands)	June 30 2004	June 30 2003	Percentage Increase (Decrease)	June 30 2004	June 30 2003	Percentage Increase (Decrease)

Service charges on deposits	$44,736	$38,394	17%	$85,522	$74,255	15%
Card-related fees	15,333	12,651	21	27,850	23,727	17
Mortgage banking:
Mortgage loan origination and servicing fees	9,614	9,286	4	19,515	18,684	4
Amortization of mortgage servicing rights	(7,443)	(14,350)	(48)	(16,673)	(26,454)	(37)
Reversal of (Provision for) temporary
impairment of mortgage servicing rights	24,000	(28,000)	(186)	14,000	(42,500)	(133)
Gain on sales of mortgage loans	4,069	19,143	(79)	6,249	31,406	(80)

Total mortgage banking	30,240	(13,921)	317	23,091	(18,864)	222

Retail investment fees	8,138	7,142	14	15,836	13,662	16
Trust fees	5,881	5,556	6	12,053	11,624	4
Insurance	4,766	4,573	4	9,573	9,327	3
Investment banking	3,653	3,614	1	7,437	6,445	15
Other service, collection and exchange charges	5,392	4,918	10	10,625	9,938	7
Other operating income:
Mortgage loan derivative income	111	10	N/M	(268)	508	(153)
Derivative income from customer-related interest
rate contracts	(45)	814	(106)	146	1,474	(90)
Other income	5,563	2,718	105	10,094	6,842	48

Total other operating income	5,629	3,542	59	9,972	8,824	13

Securities gains (losses), net	(22,405)	10,191	(320)	(20,540)	10,200	(301)

Total noninterest income	$101,363	$76,660	32%	$181,419	$149,138	22%

        Service charges on deposits increased $6.3 million (17%) for the second quarter and $11.3 million (15%) for the first six months of 2004 over the comparable periods in 2003. Approximately 30% of the increase for the second quarter of 2004 is estimated to be related to Coastal deposit service charges. The remaining increase is the result of growth in transaction-based fees due to an increase in the number of accounts from the high performance checking campaigns and increased account-related fee revenue due to other revenue initiatives implemented late in the prior year. These increases were partially offset by a decline in fees on new deposit products featuring no service charges.

        Card-related fees increased $2.7 million (21%) for the second quarter and $4.1 million (17%) for the first six months of 2004 over the same periods in 2003. The increase resulted from fees generated by Hibernia’s debit and credit cards due to increased activity and growth in accounts with annual card fees from the consumer and small business high performance checking products, as well as increased ATM fees. Also included in the increases for the quarter and year-to-date is approximately $0.4 million of net fees from the newly acquired interest in MerchantNet, discussed in the merger section of this analysis.

        Total mortgage banking increased $44.2 million (317%) in the second quarter and $42.0 million (222%) for the first six months of 2004 as compared to the same periods in 2003.

        Mortgage loan origination and servicing fees increased $0.3 million (4%) in the second quarter and $0.8 million (4%) for the first six months of 2004 compared to the same periods in 2003. The slight increase was due to an increase in total number of loans serviced, partially offset by a decrease in the number of loans originated. Hibernia’s retail operations originated $480.7 million in mortgages for the purchase and refinancing of homes in the second quarter of 2004 compared to $876.6 million in the second quarter of 2003, due to decreased demand resulting from the interest rate environment. The volume of mortgage loans serviced for third parties increased to $10.0 billion at June 30, 2004 compared to $9.8 billion at June 30, 2003.

        Amortization of mortgage servicing rights, a non-cash expense, decreased $6.9 million (48%) to $7.4 million in the second quarter and $9.8 million (37%) for the first six months of 2004 from the same periods in 2003. These decreases are due to a decrease in expected prepayment speeds resulting in the estimated weighted average life of the portfolio increasing from 33 months at the end of the second-quarter of 2003 to 100 months at the end of the second-quarter of 2004.

        In the second quarter of 2004, the Company reversed $24.0 million of the reserve for temporary impairment of mortgage servicing rights as compared to a $28.0 million provision for temporary impairment of mortgage servicing rights in the second quarter of 2003. The reversal of a portion of the temporary impairment reserve is due to the slow down in actual and expected speeds of mortgage loan prepayments resulting from the rising rate environment. Provision expense is necessitated by increases in the actual and expected speeds of mortgage loan prepayments resulting from the fluctuating interest rate environment. For the six months ended June 30, 2004, the Company had a net reversal of the temporary impairment reserve of $14.0 million compared to a provision expense of $42.5 million for the same period in 2003. In the second quarter 2004 and for the six months ended June 30, 2004, the Company reclassified $6.5 million and $8.0 million, respectively, of the mortgage servicing rights impairment reserve from temporary to other-than-temporary, which reduced the impairment reserve and the mortgage servicing rights balance. In the second quarter of 2003, the Company reclassified $19.9 million of the mortgage servicing rights impairment reserve from temporary to other-than-temporary. At June 30, 2004, the impairment reserve totaled $9.1 million compared to $61.1 million at June 30, 2003. In measuring impairment of mortgage servicing rights, loans in the servicing portfolio are stratified in tranches on the basis of certain risk characteristics, including loan type and rate. The fair value of each tranche estimated based upon a present value of estimated future cash flows and each tranche is separately evaluated for impairment (both temporary and other-than-temporary) and/or recovery of previously recorded temporary impairment reserve. Future increases in interest rates and/or slower than expected prepayment speeds could result in a reversal of the temporary impairment reserve. Conversely, future decreases in interest rates and/or faster than expected prepayment speeds could necessitate an increase in the temporary impairment reserve and could result in additional other-than-temporary impairment.

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

TABLE 11 - THIRD PARTY MORTGAGE SERVICING PORTFOLIO DATA

($ in thousands)	June 30 2004		March 31 2004		Dec. 31 2003		Sept. 30 2003		June 30 2003

Third party servicing portfolio	$ 10,000,277		$ 10,139,267		$ 10,224,051		$ 10,062,168		$ 9,810,180
Weighted average annual note rate	5.96%		6.01%		6.04%		6.12%		6.37%
Capitalized mortgage servicing rights, net	$ 125,276		$ 102,796		$ 118,334		$ 123,065		$ 88,439
Mortgage servicing rights as a percentage
of servicing portfolio	1.25%		1.01%		1.16%		1.22%		0.90%
Average annual servicing fee (basis points)	27.1		27.2		27.3		27.4		27.7
Mortgage servicing rights as a multiple
of average annual servicing fee	4.62	x	3.73	x	4.24	x	4.46	x	3.25	x
Weighted average annual
constant prepayment rate	10.2%		18.5%		15.5%		14.2%		35.2%
Weighted average annual discount rate	9.2%		9.2%		9.2%		9.3%		9.3%
Weighted average life (months)	100		60		72		78		33

        In measuring the impairment of mortgage servicing rights, loans in Hibernia’s servicing portfolio are grouped in tranches stratified on the basis of certain risk characteristics, including loan type, rate type (fixed vs. adjustable) and interest rate. Impairment is measured by estimating the fair value of each tranche. An impairment allowance for a tranche is recorded when, and in the amount by which, its fair value is less than its carrying value. Table 12 details the stratification of mortgage servicing rights, including the related prepayment speed assumptions, at June 30, 2004.

TABLE 12 - STRATIFICATION OF MORTGAGE SERVICING RIGHTS

($ in thousands)	June 30, 2004

Loan type	Rate Band	Gross Book Value	Impairment Reserve	Net Book Value	Estimated Fair Value	Weighted Average Life (months)	Weighted Average Annual Constant Prepayment Rate

Adjustable	All loans	$1,683	$--	$1,683	$1,683	36	28.0%
Conventional	Below 5.25%	14,892	--	14,892	17,834	114	7.0%
Conventional	5.25% to 6.74%	86,948	(6,634)	80,314	80,314	109	9.5%
Conventional	6.75% to 8.24%	17,228	(2,480)	14,748	14,748	60	17.8%
Conventional	8.25% and higher	569	--	569	569	37	23.8%
Governmental	Below 5.25%	244	--	244	391	147	6.5%
Governmental	5.25% to 6.74%	7,222	--	7,222	9,389	116	9.4%
Governmental	6.75% to 8.24%	5,151	--	5,151	5,368	63	16.8%
Governmental	8.25% and higher	453	--	453	453	46	21.7%

		$134,390	$(9,114)	$125,276	$130,749	100	10.2%

        Table 13 presents a sensitivity analysis of the fair value of mortgage servicing rights of an immediate 10% and 25% adverse change in key assumptions at June 30, 2004 and 2003. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a given variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of mortgage servicing rights is calculated without changing any other assumptions; in actuality, changes of one factor may result in changes in another which could magnify or counteract the sensitivities.

TABLE 13 - SENSITIVITY ANALYSIS OF MORTGAGE SERVICING RIGHTS

	June 30

($ in thousands)	2004	2003

Fair value of mortgage servicing rights	$130,749	$88,439
Weighted average life (months)	100	33
Weighted average annual constant prepayment rate assumption	10.2%	35.2%
Weighted average annual discount rate	9.2%	9.3%
Impact on fair value of 10% adverse change in prepayment rate assumptions	$(2,074)	$(8,703)
Impact on fair value of 25% adverse change in prepayment rate assumptions	$(5,287)	$(14,819)
Impact on fair value of 10% adverse change in discount rate assumptions	$(2,976)	$(353)
Impact on fair value of 25% adverse change in discount rate assumptions	$(7,313)	$(1,643)

        The Company has not yet implemented its hedging program to mitigate some of the mortgage-servicing asset volatility caused by fluctuating rates. Hedging remains a possibility, depending on management’s ongoing evaluation.

        Gain on sales of mortgage loans decreased $15.1 million (79%) in the second quarter and $25.2 million (80%) for the first six months of 2004 compared to the same periods of 2003. These decreases were due to a reduction in the volume of loans originated as a result of Hibernia’s strategic decision to exit correspondent mortgage lending and the current rate environment. In the second quarter of 2004, Hibernia originated $498.8 million in residential first mortgages for the purchase and refinancing of homes compared to $2.1 billion in the second quarter of 2003. In addition, second quarter 2003 results included a $5.3 million gain on the sale of loans from the mortgage portfolio.

        Retail investment service fees increased $1.0 million (14%) in the second quarter and $2.2 million (16%) for the first six months of 2004 over the comparable periods in 2003. The growth was due to increased sales of fixed annuities and higher brokerage commissions due to an increased volume of sales of mutual funds, stocks and bonds.

        Hibernia National Bank manages mutual funds and, through a wholly-owned subsidiary, acts as a broker in providing access to mutual funds and variable annuities, but does not underwrite annuities. Through an insurance subsidiary of Hibernia Corporation, the Company also provides access to fixed annuities. Income from the sale and servicing of mutual funds and annuities totaled $8.4 million for the second quarter and $16.2 million for the first six months of 2004, an increase of $1.5 million (22%) and $3.1 million (24%) from the second quarter and first six months of 2003, respectively. These commissions and fees are included in retail investment and trust fees, discussed above.

        Investment banking income rose slightly in the second quarter and increased $1.0 million (15%) for the first six months of 2004 as compared to the same periods in 2003. The growth for the year was due to increases in private placement income and revenue from syndicate participations generated by the Company’s investment banking subsidiary in 2004.

        Other service, collection and exchange charges increased $0.5 million (10%) in the second quarter and $0.7 million (7%) for the first six months of 2004 over the comparable periods in 2003. The increase in the second quarter is due to growth in commercial letter of credit fees. The growth for the year was due to increases in commercial letter of credit fees and credit life protection income, partially offset by a decrease in indirect lending servicing fee income.

        Other operating income increased $2.1 million (59%) in the second quarter and $1.1 million (13%) for the first six months of 2004 as compared to the same periods in 2003. Mortgage loan derivative income increased $0.1 million in the second quarter and decreased $0.8 million (153%) for the first six months of 2004 compared to the same periods in 2003, due to decreases in outstanding interest rate lock agreements resulting from the Company’s decision to exit the correspondent loan business. Derivative income associated with customer-related interest rate contracts decreased $0.9 million (106%) in the second quarter and $1.3 million (90%) for the first six months of 2004 as compared to the same periods in 2003 due to a reduction in volume of derivatives sold. The decrease was partially offset by higher revenues included in other income which were generated from the sales of a package of non-bank benefits marketed to Hibernia’s customers. In addition, other operating income in second-quarter 2003 included losses on premises and equipment of $0.9 million resulting from the reduction in force and an $0.8 million accrual for residual value losses on the leased auto portfolio.

        The Company recorded net securities losses of $22.4 million in the second quarter and $20.5 million for the first six months of 2004 compared to net gains of $10.2 million in the same periods of 2003. The Company recorded securities losses of $18.4 million in the second quarter of 2004 from the sale of approximately $300 million in securities as a part of a restructuring of Hibernia’s balance sheets in a rising rate environment. This restructuring is designed to increase the yield and cash flow and shorten the average life of the investment securities portfolio. In addition, the Company recorded other-than-temporary impairment of $4.0 million on Fannie Mae preferred stock and $1.5 million on a private equity investment in the second quarter of 2004. These losses were partially offset by miscellaneous net gains on sales of other securities for the quarter and year. The net securities gains of $10.2 million in 2003 were due to net gains of $10.3 million on sales of securities and a loss of $119,000 due to the writedown for other-than-temporary impairment of private equity securities.

NONINTEREST EXPENSE

        For the second quarter of 2004, noninterest expense totaled $160.8 million, an $18.0 million (13%) increase from the second quarter of 2003. For the first six months of 2004 compared to the same period in 2003, noninterest expense was up $22.9 million (8%) to $305.9 million. Noninterest expense for the three and six months ended June 30, 2004 and 2003 is presented by major category in Table 14.

        Staff costs, which represent the largest component of noninterest expense, increased $6.6 million (8%) in the second quarter and $8.0 million (5%) for the first six months of 2004 as compared to the same periods a year ago. Results for 2003 include staff costs of $5.2 million related to a reduction in force. Included in second-quarter 2004 staff costs are additional salaries for employees retained in the Coastal merger approximating $1.5 million, as well as an additional $1.0 million of merger-related expense due to duplicate operations. The remaining increase in staff costs compared to the prior year was due to annual wage increases, higher incentives in revenue generating areas such as retail and business banking, private client group and investment banking (offset by declines in mortgage incentives) and increased management bonus accruals.

        Occupancy and equipment expenses increased $2.1 million (12%) to $20.3 million for the second quarter and $3.9 million (11%) to $39.3 million for the first six months of 2004 compared to the same periods in 2003. Included in second-quarter 2004 are approximately $0.8 million of expenses added as a result of the Coastal acquisition, as well as an additional $0.5 million of Coastal merger-related expenses associated with a lease buyout. The remaining increases are due to increased rent and real estate taxes due in part to the Texas expansion and increased maintenance and depreciation expenses.

TABLE 14 - NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended

($ in thousands)	June 30 2004	June 30 2003	Percentage Increase (Decrease)	June 30 2004	June 30 2003	Percentage Increase (Decrease)

Salaries	$70,735	$65,550	8%	$132,536	$126,151	5%
Benefits	14,152	12,695	11	28,359	26,700	6

Total staff costs	84,887	78,245	8	160,895	152,851	5

Occupancy, net	11,464	9,792	17	21,592	19,111	13
Equipment	8,827	8,352	6	17,699	16,281	9

Total occupancy and equipment	20,291	18,144	12	39,291	35,392	11

Data processing	10,044	8,895	13	19,251	18,313	5
Advertising and promotional expenses	8,307	5,478	52	16,081	12,440	29
Amortization of purchase accouting intangibles	1,551	1,285	21	2,712	2,624	3
Foreclosed property expense, net	(250)	(29)	(762)	(215)	57	(477)
Telecommunications	2,775	2,320	20	4,894	4,627	6
Postage	2,312	1,938	19	4,387	3,987	10
Stationery and supplies	2,524	1,960	29	4,717	4,278	10
Professional fees	2,146	2,164	(1)	4,213	4,346	(3)
State taxes on equity	4,545	4,380	4	9,114	8,675	5
Card-related expense	2,876	2,202	31	5,523	4,257	30
Regulatory expense	1,123	1,064	6	2,220	2,125	4
Loan collection expense	1,658	2,383	(30)	3,966	4,628	(14)
Other	16,013	12,334	30	28,812	24,326	18

Total noninterest expense	$160,802	$142,763	13%	$305,861	$282,926	8%

Efficiency ratio (1)	51.91%	59.00%		53.85%	57.98%

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

        Data processing expense increased $1.1 million (13%) for the second quarter and $0.9 million (5%) for the first six months of 2004 compared to the same periods in 2003, due to higher outside data processing expenses associated with the Coastal acquisition of approximately $0.5 million and an additional $0.4 million of Coastal merger-related costs due to duplicate operations.

        Advertising and promotional expenses increased $2.8 million (52%) to $8.3 million for the second quarter and $3.6 million (29%) to $16.1 million for the first six months of 2004 compared to the same periods in 2003. The increase from the prior year was due to increased marketing expenses in the Texas markets, associated with the Coastal acquisition and the de novo Texas expansion, as well as an additional $0.6 million of Coastal merger-related expenses.

        Stationery and supplies expense increased $0.6 million (29%) for the second quarter and $0.4 million (10%) for the first six months of 2004 compared to the same periods in 2003, primarily due to the Coastal acquisition.

        Card-related expenses increased $0.7 million (31%) for the second quarter and $1.3 million (30%) for the first six months of 2004 compared to the same periods in 2003, due to higher processing expenses resulting from an increase in the volume of debit card and ATM transactions.

        Loan collection expense decreased $0.7 million for the second quarter and first six months of 2004 compared to the same periods in 2003, due to reimbursement of collection expenses in the second quarter of 2004.

        Other noninterest expense increased $3.7 million (30%) for the second quarter and $4.5 million (18%) for the first six months of 2004 as compared to the same periods in 2003. These increases are due to higher employee-related travel and training expenses associated with the Coastal merger and increased non-sufficient funds and overdraft charge-offs. Included in other noninterest expense is $0.6 million in merger-related costs associated with Coastal.

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the second quarter of 2004 improved to 51.91% compared to 59.00% for the second quarter of 2003. The ratio for the first six months of 2004 was 53.85% compared to 57.98% for the first six months of 2003. Activity in mortgage banking had a large impact on these ratios.

INCOME TAXES

        The Company recorded $39.7 million in income tax expense in the second quarter of 2004, a $6.4 million (19%) increase from $33.3 million in the second quarter of 2003. For the first six months of 2004, income tax expense totaled $75.1 million, an $11.7 million (18%) increase from $63.4 million for the first six months of 2003. The Company’s effective tax rate for the second quarter of 2004 was 35.1% as compared to 35.2% for the second quarter of 2003. For the first six months of 2003 the Company’s effective tax rate was 35.0%, equal to the effective tax rate for the same period of 2003.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

        The Company’s segment information is presented by lines of business with each line providing various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial, Investments and Public Funds and Other. The Consumer segment provides individuals with comprehensive products and services, including mortgage and other loans, deposit accounts, trust and investment management, brokerage, and life and health insurance. The Small Business and Commercial segments provide business entities with comprehensive products and services, including loans, deposit accounts, leasing, treasury management, merchant processing, investment banking, and property and casualty insurance. The Small Business segment provides products and services to mid-size and smaller business entities and the Commercial segment provides products and services to larger business entities. The Investments and Public Funds segment includes the management of public entity deposits and provides the treasury function for the Company by managing the investment portfolio, interest rate risk and liquidity and funding positions. The provision for temporary impairment of mortgage servicing rights, primarily a function of interest rate risk, is also included in this segment. The Other segment includes the areas of support services and facilities management as well as income and expense items considered to be unusual. In addition, the Company’s current segment analysis includes Coastal in the Other segment. Future segment analysis will include Coastal by its lines of business. Segment net income for the first six months of 2004 and 2003 is presented in Table 15.

TABLE 15 - SEGMENT RESULTS

	Six Months Ended

($ in thousands)	June 30 2004	June 30 2003	Percentage Increase (Decrease)

Consumer	$ 82,004	$ 81,983	-%
Small Business	25,024	22,064	13
Commercial	30,555	23,170	32
Investments and Public Funds	(2,365)	(9,838)	76
Other	2,986	(1,112)	369

Segment total	138,204	116,267	19
Reconciling items(1)	1,167	1,314	(11)

Total net income	$ 139,371	$ 117,581	19%

(1)For a discussion of reconciling items refer to Note 8 of the consolidated financial statements.

        Net income for the Consumer segment was $82.0 million for the first six months of 2004, equal to the same period in 2003. The Consumer segment benefited from a strong increase in its retail area due in part to the Texas expansion. The increase was offset by declines in the mortgage area due to the Company’s decision to exit correspondent mortgage banking and the interest rate environment. The Small Business segment net income was up $3.0 million (13%) to $25.0 million for the first six months of 2004 from $22.1 million for the same period in 2003. The Commercial segment net income increased $7.4 million (32%) to $30.6 million for the first six months of 2004 from $23.2 million for the same period of 2003. The increases in the Small Business and Commercial segments were due to increases in net interest income primarily due to reductions in associated funding costs and reductions in the provision for loan losses resulting from improved asset quality. The Investments and Public Funds segment net loss declined $7.5 million (76%) for the first six months of 2004 compared to the same period in 2003. This segment’s noninterest income was positively impacted by the reversal of a portion of the temporary impairment of mortgage servicing rights in 2004 compared to a provision expense in 2003, offset by declines due to net securities losses in 2004 compared to net securities gains in 2003. The net interest income portion of this segment was negatively affected by anticipated margin compression. Other segment net income totaled $3.0 million for the first six months of 2004 as compared to a net loss of $1.1 million for the same period in 2003.

CAPITAL

        Shareholders’ equity totaled $1,841.4 million at June 30, 2004, up $127.8 million (7%) compared to $1,713.6 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $280.1 million, the issuance of $41.7 million of common stock and $7.8 million of net tax benefits related to stock option plans and the ESOP. These increases were partially offset by the declaration of $106.2 million in dividends on common stock, the acquisition of $87.9 million of treasury stock and a $13.6 million decrease in accumulated other comprehensive income.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 16 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 16 - CAPITAL

($ in millions)	June 30 2004		March 31 2004		Dec. 31 2003		Sept. 30 2003		June 30 2003

Risk-based capital:
Tier 1	$1,514.4		$1,566.5		$1,534.1		$1,471.3		$1,459.8
Total	1,826.1		1,753.5		1,717.1		1,646.6		1,636.7
Assets:
Quarterly average assets (1)	19,699.1		18,297.0		17,740.1		17,686.3		17,398.9
Net risk-adjusted assets	16,917.9		14,939.0		14,609.0		13,981.7		14,111.3
Ratios:
Tier 1 risk-based capital	8.	95%	10.	49%	10.	50%	10.	52%	10.	35%
Total risk-based capital	10.	79%	11.	74%	11.	75%	11.	78%	11.	60%
Leverage	7.	69%	8.	56%	8.	65%	8.	32%	8.	39%

(1) Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        In connection with the merger of Coastal, the Company assumed a total of $61.9 million of subordinated debentures issued by Coastal Capital Trust I and II and became the sponsor of Coastal Capital Trust I and II, business trusts that issued cumulative trust preferred securities totaling $60.0 million, discussed further in the “Borrowings” section of this analysis. Coastal Capital Trust I and II are special purpose entities that are not consolidated under the requirements of FIN 46(R). Under Federal Reserve Bank regulatory capital requirements, bank holding companies can include in Tier I capital the amount of notes payable to unconsolidated subsidiaries that issue qualifying trust preferred securities, net of the bank holding company’s investment in the special purpose entities, up to the limits for cumulative preferred stock. At June 30, 2004, the Company included $59.7 million in Tier 1 capital relating to these instruments.

        The Company’s capital ratios declined as a result of the Coastal merger. The Company anticipates its leverage ratio to reach a low of approximately 7.35% in the third quarter of 2004, the first full quarter following the merger of Coastal, and expects slight incremental increases in the quarters to follow. Management believes the purchase of Coastal is an excellent use of accumulated capital, and with the Company’s current risk profile, is comfortable operating the Company with this level of capital.

        In the second quarter of 2004, the Company repurchased approximately 660,000 shares of its common stock at a weighted average price of $22.59 under a plan announced in July 2003 that allowed for the repurchase of up to 3.5 million shares of the Company’s common stock. Including shares repurchased in the second quarter of 2004, the Company has repurchased approximately 3.4 million shares under this buyback plan at a weighted average price of $21.98. Under that plan, the Company can repurchase approximately 69,000 additional shares. In April 2004, the Board of Directors authorized the Company to begin another buyback program for the purchase of up to 3.5 million shares of its common stock through April 2005. This program will begin upon the completion of the repurchase of the remaining shares in the current plan. At June 30, 2004, the Company held 14.7 million shares of treasury stock purchased at a cumulative weighted average price of $18.18.

        Hibernia’s dividend payout ratio for the second quarter of 2004 was 37.5%. In July 2004, the Company increased the quarterly dividend 11% from $0.18 per share to $0.20 per share. Although for several years the Company has announced dividend changes in the fourth quarter, the Board of Directors felt it appropriate to share the Company’s positive results earlier in the year with its shareholders. This change should not impact when the Board of Directors will consider dividend increases in the future. The Company continues to evaluate its dividend payout policy as part of its capital management. Hibernia’s future dividend payout ratio is targeted between 35 and 45 percent, although the payout target is subject to change and the dividend payments are at the discretion of its Board of Directors and subject to regulatory requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        Some of the Company’s off-balance sheet arrangements and contractual obligations have been materially affected by the purchase of Coastal. Off-balance sheet arrangements at June 30, 2004 include commitments to extend credit totaling $4.1 billion, compared to $3.6 billion at December 31, 2003 and letters of credit and financial guarantees totaling $602.9 million, compared to $562.7 million at December 31, 2003. Table 17 presents the Company’s fixed and determinable contractual obligations by payment date at June 30, 2004. The payments due by period represent those amounts that are contractually due to the recipient as of June 30, 2004, and do not include interest amounts that may accrue over the periods presented.

TABLE 17 - CONTRACTUAL OBLIGATIONS

	Payments Due By Period

June 30, 2004 ($ in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Time deposits	$ 5,686,664	$ 3,505,830	$ 1,151,868	$ 671,401	$ 357,565
Debt	1,956,005	493,494	556,254	720,023	186,234
Operating leases	90,240	19,295	31,557	20,571	18,817

Total	$ 7,732,909	$ 4,018,619	$ 1,739,679	$ 1,411,995	$ 562,616

        The Company also has various other contracts with vendors that are entered into in the ordinary course of business and are not included in Table 17. Payments under these contracts are included in the operating expenses of the Company.

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

        Core deposits maintained at competitive rates are the Company’s primary source of liquidity. Core deposits totaled $13.8 billion at June 30, 2004, a $2.4 billion (21%) increase from June 30, 2003. This increase is primarily the result of the Coastal merger, adding approximately $1.7 billion in deposits as of the merger date, increasing Hibernia’s extensive banking office network, and aided by the continued marketing and success of the Company’s high performance deposit products, discussed earlier. Management expects the volume of core deposits to increase further in the near future as a result of the continued promotion of these products and the Company’s strategic expansion into Texas markets. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination and brokered certificates of deposit were additional sources of liquidity for the Company.

        The loan-to-deposit ratio, one measure of liquidity, was 93.6% at June 30, 2004, 88.0% at March 31, 2004, and 86.5% at June 30, 2003. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 16.3% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the second quarter of 2004, down from 19.0% in the first quarter of 2004 and 17.9% in the second quarter of 2003. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $4.2 billion residential first mortgage loan portfolio and $2.4 billion indirect consumer loan portfolio. The Company also has available federal funds lines of credit totaling $3.3 billion at June 30, 2004 and its membership in the FHLB which provided an additional line totaling $2.4 billion at June 30, 2004 to further augment liquidity by providing a readily accessible source of funds at competitive rates. Effective July 2004, the FHLB line of credit was increased to $3.0 billion. Outstanding borrowings under these facilities totaled $2.2 billion at June 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Reference is made to page 31 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

        As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in the Company’s internal control over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        Issuer Purchases of Equity Securities. The following table sets forth the information required by Item 703 of Regulation S-K for the repurchase of shares of Hibernia Corporation Class A Common Stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1 through April 30, 2004	260,000	$22.04	260,000	468,300
May 1 through May 31, 2004	285,000	$22.67	285,000	183,300
June 1 through June 30, 2004	114,500	$23.65	114,500	68,800

(1)	In July 2003, the Company’s Board of Directors authorized a buyback plan allowing for the repurchase of up to 3.5 million shares of its common stock through July 2004. In April 2004, the Company’s Board of Directors extended the July 2003 buyback plan until April 2005 and authorized the repurchase of up to 3.5 million additional shares of its common stock through April 2005. This program will begin upon completion of the repurchase of the remaining shares in the current plan.

Item 4.      Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Shareholders on April 21, 2004. Two items were submitted to a vote of the shareholders at that meeting: their

•    Election of four persons to serve as directors of the Company until the 2007 Annual Meeting of Shareholders and until successors are elected and qualified; and

•    Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for 2004.

          The vote on these matters was as follows:

1.    Election of Directors

Name of Director	Shares Voted For	Shares as to Which Authority to Vote was Withheld

E. R. "Bo" Campbell	126,638,916	2,986,417
Richard W. Freeman, Jr	126,634,404	2,990,929
Randall E. Howard	126,679,185	2,946,148
Elton R. King	127,952,087	1,673,246

2.     Ratification of the Appointment of Ernst & Young LLP as independent auditors

Shares Voted For	Shares Voted Against	Shares Abstained

126,521,288	3,372,301	217,239

All of the director nominees were elected, and the other proposal was approved by the shareholders.

Item 6. Exhibits and Reports on Form 8-K*

    (a)        Exhibits

EXHIBIT	DESCRIPTION

2.1	Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Agreement and Plan of Merger, dated as of December 1, 2003, between Hibernia Corporation, Hibernia Acquisition Corporation and Coastal Bancorp, Inc.)

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

4.1	Exhibit 4.1 to the Form S-3 Registration Statement (No. 333-87370) of Coastal Bancorp, Inc. and Coastal Capital Trust I, filed with the Commission on May 1, 2002, is hereby incorporated by reference (Form of Indenture of Coastal Bancorp, Inc. Relating to the Junior Subordinated Debentures issued to Coastal Capital Trust I)

10.31	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.34	Exhibit C to the Registrant's definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant's definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)

10.59	Appendix A to the Registrant's definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)

10.60	Exhibit 10.60 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Early Retirement Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank)

10.61	Exhibit 10.61 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Business Protection Agreement executed as of June 3, 2003, by and among Richard G. Wright, Hibernia Corporation and Hibernia National Bank (the form of which is included as Appendix A to the Early Retirement Agreement referenced in Exhibit 10.60))

10.62	Exhibit 10.62 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)

10.63	Exhibit 10.63 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank)

10.64	Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Executive Bonus Insurance Plan of Hibernia Corporation effective as of January 1, 2004)

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

A report on Form 8-K dated July 15, 2004 reporting Item 7(c) Exhibits, Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition.

        The following reports on Form 8-K were filed:

A report on Form 8-K dated April 20, 2004 reporting Item 5 Other Events and Regulation FD Disclosure and Item 7(c) Exhibits.

A report on Form 8-K dated April 26, 2004 reporting Item 5 Other Events and Regulation FD Disclosure and Item 7(c) Exhibits.

A report on Form 8-K dated May 13, 2004 reporting Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits.

A report on Form 8-K dated July 21, 2004 reporting Item 5 Other Events and Regulation FD Disclosure and Item 7(c) Exhibits.

*Exhibits and Reports on Form 8-K have been separately filed with or furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

Date: August 4, 2004	By: /s/ Jan M. Macaluso
Jan M. Macaluso
Executive Vice President and Controller
Chief Accounting Officer
(in her capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)