Form 10-Q
period 2004-09-30
HIBERNIA CORP
filed 2004-11-08
CIK 47288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004	Commission File Number 1-10294

HIBERNIA CORPORATION (Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0724532 (I.R.S. Employer Identification Number)

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

YES X NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Class A Common Stock, no par value	Outstanding at October 31, 2004 155,055,938 Shares

HIBERNIA CORPORATION

INDEX
Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	***

Consolidated Income Statements	***

Consolidated Statements of Changes in
Shareholders' Equity	***

Consolidated Statements of Cash Flows	***

Notes to Consolidated Financial
Statements	***

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	***

Item 3. Quantitative and Qualitative Disclosures about Market Risk	***

Item 4. Controls and Procedures	***

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	***

Item 5. Other Information	***

Item 6. Exhibits	***

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries	September 30	December 31	September 30
Unaudited ($ in thousands)	2004	2003	2003

Assets
Cash and cash equivalents	$956,214	$957,611	$750,759
Trading account assets	226	3,853	5,778
Securities available for sale	3,991,239	3,866,470	3,614,848
Securities held to maturity (estimated fair value of $40,647, $61,633 and $73,157, at September 30, 2004, December 31, 2003 and
September 30, 2003, respectively)	39,750	60,209	71,232
Mortgage loans held for sale	87,445	195,177	284,703
Loans, net of unearned income	15,502,030	12,882,986	12,226,274
Reserve for loan losses	(235,233)	(213,275)	(213,280)

Loans, net	15,266,797	12,669,711	12,012,994

Premises and equipment	283,360	217,399	209,621
Customers' acceptance liability	2,374	131	99
Goodwill	337,441	209,114	209,114
Other intangible assets	33,862	130,996	136,868
Other assets	354,662	249,771	269,413

Total assets	$21,353,370	$18,560,442	$17,565,429

Liabilities
Deposits:
Noninterest-bearing	$3,245,513	$2,827,642	$2,906,731
Interest-bearing	13,496,215	11,331,877	10,635,945

Total deposits	16,741,728	14,159,519	13,542,676

Short-term borrowings	545,925	1,280,802	969,623
Liability on acceptances	2,374	131	99
Other liabilities	246,723	240,693	224,199
Debt	1,925,153	1,101,812	1,101,904

Total liabilities	19,461,903	16,782,957	15,838,501

Shareholders' equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 170,643,760,
168,214,757 and 167,701,667 at September 30, 2004,
December 31, 2003 and September 30, 2003, respectively	327,636	322,972	321,987
Surplus	551,784	515,289	506,332
Retained earnings	1,301,175	1,171,537	1,127,687
Treasury stock at cost: 15,582,755, 12,953,260 and
12,479,310 shares at September 30, 2004, December 31, 2003
and September 30, 2003, respectively	(289,932)	(226,970)	(215,711)
Accumulated other comprehensive income	18,926	12,779	8,198
Unearned compensation	(18,122)	(18,122)	(21,565)

Total shareholders' equity	1,891,467	1,777,485	1,726,928

Total liabilities and shareholders' equity	$21,353,370	$18,560,442	$17,565,429

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries	Three Months Ended		Nine Months Ended
	September 30		September 30

Unaudited ($ in thousands, except per-share data)	2004	2003	2004	2003

Interest income
Interest and fees on loans	$ 217,797	$ 181,626	$ 600,043	$ 548,523
Interest on securities available for sale	41,362	32,878	120,220	110,521
Interest on securities held to maturity	555	1,092	1,993	4,324
Interest on short-term investments	461	965	1,766	3,016
Interest on mortgage loans held for sale	1,383	6,426	5,475	18,847

Total interest income	261,558	222,987	729,497	685,231

Interest expense
Interest on deposits	51,833	36,725	130,203	121,657
Interest on short-term borrowings	1,605	1,141	5,131	4,374
Interest on debt	16,281	35,352	39,361	63,883

Total interest expense	69,719	73,218	174,695	189,914

Net interest income	191,839	149,769	554,802	495,317
Provision for loan losses	12,250	16,000	36,250	46,750

Net interest income after provision for loan losses	179,589	133,769	518,552	448,567

Noninterest income
Service charges on deposits	48,115	40,974	133,637	115,229
Card-related fees	15,994	12,483	43,844	36,210
Mortgage banking	5,701	44,390	28,792	25,526
Retail investment fees	7,887	6,665	23,723	20,327
Trust fees	5,839	5,915	17,892	17,539
Insurance	4,808	4,914	14,381	14,241
Investment banking	5,017	2,914	12,454	9,359
Other service, collection and exchange charges	5,585	4,775	16,210	14,713
Other operating income	4,992	4,356	14,964	13,180
Securities gains (losses), net	153	(4,859)	(20,387)	5,341

Total noninterest income	104,091	122,527	285,510	271,665

Noninterest expense
Salaries and employee benefits	87,347	75,756	248,242	228,607
Occupancy expense, net	12,411	9,570	34,003	28,681
Equipment expense	9,624	8,246	27,323	24,527
Data processing expense	9,540	9,117	28,791	27,430
Advertising and promotional expense	8,350	5,786	24,431	18,226
Amortization of purchase accounting intangibles	1,904	1,240	4,616	3,864
Foreclosed property expense, net	(493)	9,650	(708)	9,707
Other operating expense	37,668	30,487	105,514	91,736

Total noninterest expense	166,351	149,852	472,212	432,778

Income before income taxes and minority interest	117,329	106,444	331,850	287,454
Income tax expense	40,823	37,182	115,942	100,611
Minority interest, net of income tax expense	40	-	71	-

Net income	$ 76,466	$ 69,262	$ 215,837	$186,843

Net income per common share	$ 0.50	$ 0.45	$ 1.40	$ 1.21

Net income per common share - assuming dilution	$ 0.49	$ 0.44	$ 1.37	$ 1.19

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Hibernia Corporation and Subsidiaries
Unaudited ($ in thousands, except per-share data)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income

Balances at December 31, 2003	$322,972	$515,289	$1,171,537	$(226,970)	$12,779	$(18,122)
Net income	--	--	215,837	--	--	--	$215,837
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	--	1,873	--	1,873
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	--	4,274	--	4,274

Comprehensive income							$221,984

Issuance of common stock:
Stock option plans	4,601	28,072	--	--	--	--
Restricted stock awards	63	705	--	--	--	--
Directors' compensation	--	83	--	75	--	--
Cash dividends declared on
common ($.56 per share)	--	--	(86,199)	--	--	--
Acquisition of treasury stock	--	--	--	(63,037)	--	--
Net tax benefit related to stock option
plans and ESOP	--	7,635	--	--	--	--

Balances at September 30, 2004	$327,636	$551,784	$1,301,175	$(289,932)	$18,926	$(18,122)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income

Balances at December 31, 2002	$319,204	$490,057	$1,010,710	$(142,931)	$25,387	$(21,565)
Net income	--	--	186,843	--	--	--	$186,843
Change in unrealized gains (losses) on
securities, net of reclassification
adjustments	--	--	--	--	(36,972)	--	(36,972)
Change in accumulated gains (losses)
on cash flow hedges, net of
reclassification adjustments	--	--	--	--	19,783	--	19,783

Comprehensive income							$169,654

Issuance of common stock:
Stock option plans	2,687	14,402	--	--	--	--
Restricted stock awards	60	523	--	--	--	--
Directors' compensation	--	337	--	464	--	--
Purchase warrants	--	(2,019)	--	2,675	--	--
Cash dividends declared on
common ($.45 per share)	--	--	(69,866)	--	--	--
Acquisition of treasury stock	--	--	--	(75,919)	--	--
Net tax benefit related to stock option
plans and ESOP	--	3,047	--	--	--	--
Other	36	(15)	--	--	--	--

Balances at September 30, 2003	$321,987	$506,332	$1,127,687	$(215,711)	$8,198	$(21,565)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries

Nine Months Ended September 30

Unaudited ($ in thousands)	2004	2003

Operating activities
Net income	$215,837	$186,843
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	36,250	46,750
Minority interest in net income	71	-
Amortization of intangibles and deferred charges	11,418	54,564
Depreciation and amortization	27,342	24,844
Non-cash compensation expense	532	304
Non-cash derivative instruments losses (gains), net	1,301	(851)
Premium amortization, net	11,994	22,725
Realized securities losses (gains), net	20,387	(5,341)
Losses (gains) on sales of assets, net	483	(5,315)
Provision for losses on foreclosed and other assets	481	11,561
Decrease in mortgage loans held for sale	141,127	235,096
Increase in deferred income tax asset	(17,734)	(87)
Net tax benefit related to stock options and the employee
stock ownership plan	7,635	3,047
Decrease (increase) in interest receivable and other assets	38,229	(15,927)
Increase in interest payable and other liabilities	54,244	2,647

Net cash provided by operating activities	549,597	560,860

Investing activities
Purchases of securities available for sale	(1,630,934)	(2,449,019)
Proceeds from maturities of securities available for sale	1,592,568	1,501,445
Proceeds from maturities of securities held to maturity	20,421	69,151
Proceeds from sales of securities available for sale	327,591	475,261
Net increase in loans	(581,931)	(431,025)
Proceeds from sales of loans	31,001	167,665
Purchases of loans	(149,726)	(517,916)
Purchases of premises, equipment and other assets	(66,660)	(62,652)
Proceeds from sales of foreclosed assets and excess bank-owned property	7,369	5,440
Proceeds from sales of mortgage servicing rights, premises,
equipment and other assets	39,049	403
Acquisition, net of cash acquired of $34,111	(217,815)	-

Net cash used by investing activities	(629,067)	(1,241,247)

Financing activities
Net increase in deposits	889,932	61,654
Net increase (decrease) in short-term borrowings	(734,877)	394,175
Proceeds from issuance of debt	704,658	300,000
Payments on debt	(665,077)	(300,337)
Proceeds from issuance of common stock	32,673	17,745
Dividends paid	(86,199)	(69,866)
Acquisition of treasury stock	(63,037)	(75,919)

Net cash provided by financing activities	78,073	327,452

Decrease in cash and cash equivalents	(1,397)	(352,935)
Cash and cash equivalents at beginning of period	957,611	1,103,694

Cash and cash equivalents at end of period	$956,214	$750,759

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

        The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the purchase date. At May 13, 2004, the Company recorded fair values of $1,957,767,000 in loans, $2,738,087,000 in total assets, $1,695,936,000 in deposits and $2,498,754,000 in total liabilities. The excess of cost over the fair value of the net assets acquired (goodwill) totaled $116,934,000. Coastal goodwill was allocated to the Company’s reportable segments as follows: Consumer — $60,277,000, Small Business — $35,155,000 and Commercial — $21,502,000. In accordance with SFAS No. 142, the carrying amount of goodwill will not be amortized but will be subject to annual impairment testing. In addition, a core deposit intangible of $23,597,000 was recorded and is being amortized over 10 years. The results of operations of Coastal have been included in the Company’s consolidated financial statements since the date of acquisition.

        Unaudited pro forma consolidated operating results giving effect to the purchase of Coastal as if the transaction had occurred at the beginning of each period presented are included in the table below. These pro forma results combine historical results of Coastal into the Company’s operating results, with certain adjustments made for the estimated impact of purchase accounting adjustments and acquisition funding. In addition, pro forma information does not include the effect of anticipated savings resulting from the merger. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results.

($ in thousands, except per-share data)	Three Months Ended Sept. 30	Nine Months Ended Sept. 30

	2003	2004	2003

Interest and noninterest income	$378,392	$1,062,468	$1,057,043
Net income	$72,612	$219,185	$197,509
Net income per common share	$0.47	$1.42	$1.28
Net income per common share - assuming dilution	$0.46	$1.39	$1.25

        Included in the 2004 expenses are $5,710,000 of merger related charges incurred by the Company. These merger-related charges include items such as salaries and benefits, occupancy and equipment, data processing, advertising and other expenses associated with the merger and integration of Coastal.

Note 3
Goodwill and Other Intangible Assets
        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

        The carrying amount of goodwill not subject to amortization at September 30, 2004 and 2003 totaled $337,441,000 and $209,114,000, respectively, net of accumulated amortization of $66,914,000. Goodwill is included in the Company’s reportable segments as follows: Consumer — $162,767,000; Small Business — $83,495,000; Commercial — $91,171,000 and Investments and Public Funds — $8,000. The Company performed its annual impairment tests as of September 30, 2004 and 2003, which did not indicate impairment of the Company’s recorded goodwill.

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

(in thousands)	September 30, 2004			September 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Purchase Accounting Intangibles	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit	$59,748	$34,365	$25,383	$36,151	$31,382	$4,769
Trust	17,059	13,302	3,757	17,059	11,155	5,904
Customer lists	6,224	1,877	4,347	4,408	1,278	3,130

Total	$83,031	$49,544	$33,487	$57,618	$43,815	$13,803

         The amortization expense of the purchase accounting intangibles for the three months ended September 30, 2004 and 2003 was $1,904,000 and $1,240,000, respectively, and for the nine months ended September 30, 2004 and 2003 was $4,616,000 and $3,864,000, respectively. Estimated future amortization expense is as follows: 2004 — $1,866,000; 2005 — $6,626,000; 2006 — $4,925,000; 2007 — $3,343,000; 2008 -$3,036,000; 2009 — $2,911,000 and thereafter — $10,780,000. These estimates assume no additions to the current purchase accounting intangibles.

        On September 30, 2004 the Company sold substantially all of its mortgage servicing portfolio to CitiMortgage, Inc. for $126,241,000. The net carrying value of the capitalized mortgage servicing rights sold was $123,395,000. After recording expenses of $3,828,000 associated with the sale, the transaction resulted in a net loss of $982,000. The Company retained a portion of its capitalized mortgage servicing rights portfolio, which is recorded in intangible assets and had a net carrying amount of $375,000 at September 30, 2004. The mortgage servicing rights portfolio totaled $123,065,000 at September 30, 2003 which was net of a reserve for temporary impairment of $27,621,000.

        Subsequent to September 30, 2004, loans with servicing rights valued at approximately $1,300,000 were identified as exclusions from the CitiMortgage purchase and sale agreement. It is anticipated that these servicing rights will be sold under a separate agreement in the near future. This event did not materially affect the balances or operating results recorded at September 30, 2004.

        Amortization expense of mortgage servicing rights, included in noninterest income, totaled $6,293,000 and $9,262,000 for the three months ended September 30, 2004 and 2003, respectively, and $22,966,000 and $35,716,000, for the nine months ended September 30, 2004 and 2003, respectively. No reversal or provision expense for the temporary impairment of mortgage servicing rights was recorded in the third quarter of 2004. The Company reversed $27,500,000 of previously recorded temporary impairment expense in the third quarter of 2003. For the nine months ended September 30, 2004, the Company recorded net reversals of $14,000,000 of previously recorded temporary impairment expense. Provision expense for mortgage servicing rights of $15,000,000 was recorded for the nine months ended September 30, 2003. In the third quarter of 2003, the Company also reclassified $5,951,000 of its reserve for temporary impairment of mortgage servicing rights from temporary to other-than-temporary. For the nine months ended 2004 and 2003, a total of $8,007,000 and $25,879,000, respectively, of the reserve for temporary impairment of mortgage servicing rights was reclassified from temporary to other-than-temporary.

Note 4
Employee Benefit Plans
        The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. From October 1997 through January 2003, options granted to non-employee directors were granted under the 1993 Directors’ Stock Option Plan. Under that plan, options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest six months from the date of grant. Other options granted to directors under that plan and options granted to employees under the Long-Term Incentive Plan in effect prior to April 2003, generally become exercisable in the following increments: 50% two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan.

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

        During 2003, shareholders approved the 2003 Long-Term Incentive Compensation Plan (2003 Plan). The 2003 Plan supersedes and replaces the Company’s Long-Term Incentive Plan and replaces the 1993 Directors’ Stock Option Plan. Existing options granted under these plans remain outstanding under the original terms of the plans. Options granted under the 2003 Plan that vest based on length of service (as opposed to performance measures) generally are exercisable in the same increments as those issued under the Long-Term Incentive Plan, although they may vest earlier in the event of termination as a result of death, disability or retirement or in the event of a change in control of the Company. Options issued to non-employee directors under the 2003 Plan vest immediately. Stock issued to non-employee directors pursuant to the exercise of those options (other than those used to pay the exercise price, if permitted) is subject to a minimum one-year holding period. Options issued under the 2003 Plan generally expire 10 years from the grant date, although they may expire earlier if (i) the holder leaves the employ or service of the Company other than through retirement, death or disability, in which case vested options expire in 90 days (or at original expiration date, if earlier), or (ii) the holder retires, dies or becomes disabled, in which case vested options expire in 3 years (or at the original expiration date, if earlier). Unvested options are forfeited upon termination. Vested options are forfeited under certain circumstances in the event of termination for cause.

        The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the date of death (but not later than January 31, 2006). Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company’s treasury stock.

        The following tables summarize the option activity in the plans during the third quarter of 2004. There are no shares available for grant under the Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2001 Nonqualified Stock Option Plan. All options outstanding at September 30, 2004 are nonqualified.

		Weighted
		Average
	Options	Exercise Price

Long-Term Incentive Plan:
Outstanding, June 30, 2004	10,608,563	$15.97
Cancelled	(53,634)	$17.81
Exercised	(739,578)	$13.56

Outstanding, September 30, 2004	9,815,351	$16.14

Exercisable, September 30, 2004	5,372,927	$14.83

1993 Directors' Stock Option Plan:
Outstanding, June 30, 2004	257,500	$14.92
Exercised	(7,500)	$11.27

Outstanding, September 30, 2004	250,000	$15.03

Exercisable, September 30, 2004	217,500	$14.51

2001 Nonqualified Stock Option Plan:
Outstanding, June 30, 2004	250,000	$13.84

Outstanding, September 30, 2004	250,000	$13.84

Exercisable, September 30, 2004	250,000	$13.84

2003 Long-Term Incentive Compensation Plan:
Outstanding, June 30, 2004	2,704,671	$23.11
Granted (weighted-average fair value $5.91 per share)	6,750	$23.39
Cancelled	(18,875)	$23.23
Exercised	(1,500)	$18.23

Outstanding, September 30, 2004	2,691,046	$23.11

Exercisable, September 30, 2004	100,750	$20.41

Available for grant, September 30, 2004	7,040,187

        In addition to the above option activity in the plans, 4,000 shares of restricted stock were awarded under the 2003 Long-Term Incentive Compensation Plan during the third quarter of 2004.

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

($ in thousands, except per-share data)	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2004	2003	2004	2003

Reported net income	$76,466	$69,262	$215,837	$186,843
Deduct: Stock option compensation expense under
the fair value method, net of related tax effect	(1,823)	(1,513)	(5,558)	(4,484)

Pro forma net income	$74,643	$67,749	$210,279	$182,359

Reported net income per common share	$0.50	$0.45	$1.40	$1.21
Pro forma net income per common share	$0.48	$0.44	$1.37	$1.18

Reported net income per common share - assuming dilution	$0.49	$0.44	$1.37	$1.19
Pro forma net income per common share - assuming dilution	$0.48	$0.43	$1.34	$1.16

Note 5
Net Income Per Common Share
        The following sets forth the computation of net income per common share and net income per common share — assuming dilution.

($ in thousands, except per-share data)	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2004	2003	2004	2003

Numerator:
Net income - Numerator for net income
per common share	$76,466	$69,262	$215,837	$186,843
Effect of dilutive securities	-	-	-	-

Numerator for net income per common
share - assuming dilution	$76,466	$69,262	$215,837	$186,843

Denominator:
Denominator for net income per common
share (weighted average shares outstanding)	153,907,723	154,070,475	153,862,965	154,780,034
Effect of dilutive securities:
Stock options	2,949,982	2,365,563	3,321,275	2,616,567
Restricted stock awards	41,535	71,275	41,535	71,275
Purchase warrants	-	32,889	-	29,034

Denominator for net income per common
share - assuming dilution	156,899,240	156,540,202	157,225,775	157,496,910

Net income per common share	$0.50	$0.45	$1.40	$1.21

Net income per common share - assuming dilution	$0.49	$0.44	$1.37	$1.19

        Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,326,214 and 1,593,169 for the three months ended September 30, 2004 and 2003, respectively and 1,378,558 and 1,648,222 for the nine months ended September 30, 2004 and 2003, respectively.

        Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share — assuming dilution. During the three months ended September 30, 2004 and 2003 there were 2,250 antidilutive options outstanding (which had an exercise price of $26.36 per option share), and 66,500 antidilutive options outstanding (which had exercise prices ranging from $20.22 to $21.72 per option share), respectively. During the nine months ended September 30, 2004 and 2003 there were 2,250 antidilutive options outstanding (which had an exercise price of $26.36 per option share), and 225,000 antidilutive options outstanding (which had exercise prices ranging from $18.89 to $21.72 per option share), respectively.

Note 6
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

        The Company had contractual amounts of standby letters of credit of $646,961,000 and $530,795,000 at September 30, 2004 and 2003, respectively and customer acceptance liabilities of $2,374,000 and $99,000 at September 30, 2004 and 2003, respectively. At September 30, 2004, standby letters of credit had expiration dates ranging from 2004 to 2009.

        Effective January 1, 2003, the Company adopted the recognition and measurement provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The fair values of the guarantees outstanding at September 30, 2004 and 2003, respectively, that have been issued since January 1, 2003, totaled $6,917,000 and $2,543,000, and are included in other liabilities.

Note 7
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

        The following table presents selected financial information for each segment.

				Investments
		Small		and Public		Segment
($ in thousands)	Consumer	Business	Commercial	Funds	Other	Total

Nine months ended September 30, 2004
Average loans	$7,855,700	$2,994,400	$3,367,500	$400	$5,000	$14,223,000
Average assets	$10,406,400	$3,004,100	$3,448,900	$4,066,600	$1,521,200	$22,447,200
Average deposits	$8,534,000	$2,174,800	$1,555,700	$2,668,200	$31,100	$14,963,800

Net interest income	$318,030	$142,455	$101,180	$14,532	$(18,687)	$557,510
Noninterest income	$193,202	$27,810	$65,215	$(3,639)	$2,922	$285,510
Net income	$125,763	$44,618	$50,134	$(263)	$(6,487)	$213,765

Nine months ended September 30, 2003
Average loans	$6,325,600	$2,502,700	$2,883,300	$400	$1,300	$11,713,300
Average assets	$9,204,300	$2,518,100	$2,985,600	$4,017,700	$1,485,200	$20,210,900
Average deposits	$7,743,200	$1,927,800	$1,207,000	$2,327,600	$23,500	$13,229,100

Net interest income	$290,174	$128,307	$87,222	$32,049	$(39,762)	$497,990
Noninterest income	$194,216	$26,104	$57,381	$(8,298)	$2,262	$271,665
Net income	$120,992	$38,761	$32,906	$8,310	$(16,380)	$184,589

        The following is a reconciliation of segment totals to consolidated totals.

	Average	Average	Average	Net Interest	Noninterest
($ in thousands)	Loans	Assets	Deposits	Income	Income	Net Income

Nine months ended September 30, 2004
Segment total	$14,223,000	$22,447,200	$14,963,800	$557,510	$285,510	$213,765
Excess funds invested	-	(2,831,400)	-	-	-	-
Reclassification of cash items
in process of collection	-	358,400	358,400	-	-	-
Brokered certificates of deposit	-	-	214,300	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(2,708)	-	-
Income tax expense	-	-	-	-	-	2,072

Consolidated total	$14,223,000	$19,974,200	$15,536,500	$554,802	$285,510	$215,837

Nine months ended September 30, 2003
Segment total	$11,713,300	$20,210,900	$13,229,100	$497,990	$271,665	$184,589
Excess funds invested	-	(2,893,000)	-	-	-	-
Reclassification of cash items
in process of collection	-	364,100	364,100	-	-	-
Taxable-equivalent adjustment on
tax exempt loans	-	-	-	(2,673)	-	-
Income tax expense	-	-	-	-	-	2,254

Consolidated total	$11,713,300	$17,682,000	$13,593,200	$495,317	$271,665	$186,843

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA (1)

Hibernia Corporation and Subsidiaries

	Three Months Ended			Nine Months Ended

	Sept. 30	June 30	Sept. 30	Sept. 30	Sept. 30
($ in thousands, except per-share data)	2004	2004	2003	2004	2003

Interest income	$261,558	$240,060	$222,987	$729,497	$685,231
Interest expense	69,719	55,540	73,218	174,695	189,914

Net interest income	191,839	184,520	149,769	554,802	495,317
Provision for loan losses	12,250	12,000	16,000	36,250	46,750

Net interest income after
provision for loan losses	179,589	172,520	133,769	518,552	448,567

Noninterest income:
Noninterest income	103,938	123,768	127,386	305,897	266,324
Securities gains (losses), net	153	(22,405)	(4,859)	(20,387)	5,341

Noninterest income	104,091	101,363	122,527	285,510	271,665
Noninterest expense	166,351	160,802	149,852	472,212	432,778

Income before taxes and minority interest	117,329	113,081	106,444	331,850	287,454
Income tax expense	40,823	39,700	37,182	115,942	100,611
Minority interest, net of income tax expense	40	31	-	71	-

Net income	$76,466	$73,350	$69,262	$215,837	$186,843

Per common share information:
Net income	$0.50	$0.48	$0.45	$1.40	$1.21
Net income - assuming dilution	$0.49	$0.47	$0.44	$1.37	$1.19
Cash dividends declared	$0.20	$0.18	$0.15	$0.56	$0.45
Average shares outstanding (000s)	153,908	153,805	154,070	153,863	154,780
Average shares outstanding - assuming dilution (000s)	156,899	156,353	156,540	157,226	157,497
Dividend payout ratio	40.00%	37.50%	33.33%	40.00%	37.19%

Selected quarter-end balances (in millions)
Loans	$15,502.0	$15,329.6	$12,226.3
Deposits	$16,741.7	$16,377.6	$13,542.7
Debt	$1,925.2	$1,956.0	$1,101.9
Equity	$1,891.5	$1,841.4	$1,726.9
Total assets	$21,353.4	$21,311.1	$17,565.4

Selected average balances (in millions)
Loans	$15,407.4	$14,252.5	$11,974.5	$14,223.0	$11,713.3
Deposits	$16,583.5	$15,719.1	$13,710.3	$15,536.5	$13,593.2
Debt	$1,950.9	$1,583.9	$1,385.6	$1,547.0	$1,265.4
Equity	$1,865.4	$1,820.8	$1,697.3	$1,829.4	$1,705.9
Total assets	$21,269.1	$20,093.6	$17,918.8	$19,974.2	$17,682.0

Selected ratios
Net interest margin (taxable-equivalent)	3.90%	4.00%	3.65%	4.02%	4.12%
Return on assets	1.44%	1.46%	1.55%	1.44%	1.41%
Return on equity	16.40%	16.11%	16.32%	15.73%	14.60%
Efficiency ratio	55.97%	51.91%	53.74%	54.58%	56.43%
Average equity/average assets	8.77%	9.06%	9.47%	9.16%	9.65%
Tier 1 risk-based capital ratio	9.35%	8.95%	10.52%
Total risk-based capital ratio	11.21%	10.79%	11.78%
Leverage ratio	7.46%	7.69%	8.32%

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

THIRD-QUARTER 2004 OVERVIEW

        Hibernia Corporation is a financial holding company which, through its bank and nonbank subsidiaries, provides a broad array of financial products and services throughout Louisiana and portions of Texas and Mississippi. At September 30, 2004, the Company operated 311 locations in 34 Louisiana parishes and 34 Texas counties, and two mortgage loan production and retail brokerage services offices in Southern Mississippi. The principal products and services offered include retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; merchant processing; insurance; and trust and investment management. The Bank, through a wholly owned subsidiary, also acts as a retail broker, providing access to alternative investment products, including mutual funds and annuities.

        Earnings for third-quarter 2004 reached record levels. Third-quarter 2004 results reflect the first full-quarter impact of Hibernia’s merger with Coastal Bancorp, Inc. (Coastal), parent of a $2.7-billion-asset Texas savings bank, which became effective May 13, 2004. The transaction significantly expands Hibernia’s presence in Houston and provides entry into Austin, Corpus Christi, the Rio Grande Valley and other communities in South Texas. Financial results for the third quarter of 2004 include:

•	Net income for the third quarter of 2004 totaled $76.5 million ($0.50 per common share), up 10% compared to $69.3 million ($0.45 per common share) for the third quarter of 2003. Earnings per common share — assuming dilution for the third quarter of 2004 were $0.49, 11% higher than a year ago. Net income for the nine months ended September 30, 2004, totaled $215.8 million ($1.40 per common share), up 16% compared to $186.8 million ($1.21 per common share) for the first nine months of 2003. Earnings per common share – assuming dilution for the nine months ended September 30, 2004, were $1.37, 15% higher than a year ago.

•	Net interest income increased $42.1 million (28%) to $191.8 million for the third quarter of 2004, compared to $149.8 million for the third quarter of 2003. The net interest margin was 3.90% for the third quarter of 2004, down from 4.00% in the second quarter of 2004 and up from 3.65% in the third quarter of 2003. The 10-basis point decline from the second quarter reflects a full-quarter impact of the Coastal merger and a relatively flatter yield curve. In the third quarter of 2003, the net interest margin was negatively impacted 50 basis points by the prepayment of a $300 million Federal Home Loan Bank advance and the termination of a related interest rate swap. For the first nine months of 2004, net interest income increased $59.5 million (12%) to $554.8 million from $495.3 million a year earlier.

•	Noninterest income for the third quarter of 2004 totaled $104.1 million, down $18.4 million (15%) compared to the third-quarter 2003 level of $122.5 million. On September 30, 2004, the Company sold substantially all of its approximately $10 billion third-party residential mortgage servicing portfolio to CitiMortgage, Inc. The gross gain on the sale was $2.8 million. After $3.8 million of associated expenses, the transaction resulted in a net loss of $1.0 million. The sale of the servicing portfolio will enable the Company to eliminate the earnings volatility associated with that asset. As a result of the sale of the mortgage servicing portfolio, Hibernia did not record charges or reversals associated with mortgage servicing rights (MSR) impairment in third-quarter 2004 and will not record future MSR impairment charges or reversals related to the portfolio that was sold. Noninterest income for the year-ago quarter included a $27.5 million reversal from the reserve for temporary MSR impairment. Several key fee-generating areas continued to perform well, with double digit growth in service charges on deposit, card-related fees and retail investment fees in the third quarter of 2004 compared to the same quarter in 2003. Hibernia recorded net securities gains of $153,000 in third-quarter 2004, compared to net securities losses of $4.9 million in third-quarter 2003. Noninterest income for the first nine months of 2004 totaled $285.5 million, up $13.8 million (5%) compared to $271.7 million for the first nine months of 2003.

•	Noninterest expense for third-quarter 2004 was $166.4 million, up $16.5 million (11%) from $149.9 million for the same period in 2003. Coastal merger-related expenses totaled $2.3 million in third-quarter 2004. Included in third-quarter 2003 is a $9.6 million valuation adjustment of an energy asset that was reclassified from the private-equity portfolio to other foreclosed assets. Noninterest expense for the first nine months of 2004 was up $39.4 million (9%) to $472.2 million from $432.8 million for the first nine months of 2003.

•	The provision for loan losses for the three months ended September 30, 2004 totaled $12.3 million, down 23% from $16.0 million for the same period in 2003. The provision for loan losses for the nine months ended September 30, 2004 totaled $36.3 million, down 22% from $46.8 million for the same period in 2003. Net charge-offs for the third quarter of 2004 totaled $12.1 million, down 24% from the third-quarter 2003 level of $15.9 million. At September 30, 2004, reserves as a percentage of nonperforming loans were 366%, compared to 402% at September 30, 2003.

•	The September 30, 2004 nonperforming asset ratio was 0.49%, down from the September 30, 2003 level of 0.54%. The nonperforming loan ratio was 0.41%, compared to the September 30, 2003 level of 0.43%.

•	Total loans at September 30, 2004 were $15.5 billion, up $3.3 billion (27%) from September 30, 2003. The Coastal merger contributed approximately $2.0 billion in loans on the May 13 merger date.

•	Total assets at September 30, 2004 were $21.4 billion, up $3.8 billion (22%) from September 30, 2003. The Coastal merger contributed approximately $2.7 billion in assets on the May 13 merger date.

•	Total deposits grew $3.2 billion (24%) from September 30, 2003 to $16.7 billion at September 30, 2004. The Coastal merger contributed approximately $1.7 billion in deposits on the May 13 merger date.

•	Debt increased $823.2 million (75%) from September 30, 2003, to $1.9 billion at September 30, 2004. In connection with the Coastal merger, the Company issued $100.0 million in subordinated notes and added $789.3 million in debt from Coastal in the second quarter of 2004.

•	Hibernia’s capital remains strong with a leverage ratio of 7.46% at September 30, 2004, compared to 8.32% at September 30, 2003. The September 30 leverage ratio declined as a result of the Coastal merger and was in line with management’s expectations. During the third quarter of 2004, Hibernia repurchased 871,000 shares of its common stock, 850,000 of which was purchased under previously announced buyback plans. In April 2004, the Board of Directors authorized the Company to begin another buyback program for the purchase of up to 3.5 million shares of common stock through April 2005.

•	In October 2004, Hibernia’s Board of Directors declared a quarterly cash dividend of 20 cents per common share, a 33% increase from 15 cents per common share declared in October 2003.

        The Company’s Texas expansion program continues to move forward in 2004. In the third quarter, Hibernia opened two additional de novo offices in the Dallas-Fort Worth market — in Lewisville (Denton County) and Garland (Dallas County). The company expects to open at least three more Houston-area branches and at least two more in the Dallas-Fort Worth market by year-end. This would bring to 16 the total number of new Texas offices opened since the de novo expansion program began in fourth-quarter 2003.

        Management had previously stated that it hoped to exceed earlier guidance for 2004 earnings per common share –assuming dilution of $1.80 if the initial positive impact of Coastal continued. Based on third quarter results and expectations for the remainder of 2004, the Company now expects earnings per common share – assuming dilution for 2004 to be in the range of $1.86 to $1.88. Management’s goal for 2005 is to grow earnings 8% to 10%, in line with its mission statement. The impact of required expensing of stock options or other new accounting rules may change this guidance.

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

        The reserve for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet dates. The reserve is comprised of three components: specific reserves on certain problem loans, general reserves determined from historical loss allocation factors applied to pools of loans and an unallocated portion for exposures arising from factors which are not addressed by the general and specific reserves. The reserve is calculated using both objective and subjective information. The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. For further discussion on this calculation and assumptions and methods used, see the “Reserve and Provision for Loan Losses” section of this analysis.

        The Company is required to perform valuations of assets and liabilities in accordance with various generally accepted accounting principles. Under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the purchase price in an acquisition is allocated to the estimated fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. The excess of costs over the fair value of the net assets acquired is recorded as goodwill. Impairment testing of goodwill requires the Company to determine its fair value by reporting unit. Impairment testing is a two-step process that first compares the fair value of a reporting unit with its carrying amount, and second, if necessary, measures impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units are operating segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reporting units are based on lines of business. Assets and liabilities are allocated to reporting units using the Company’s internal management reporting system. Goodwill is allocated directly to these reporting units, when applicable, or based on the allocation of loans to the reporting segments for each region in which the goodwill originated. When quoted market prices are not available for assets and liabilities, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. However, management uses assumptions that it considers to be appropriate in its determination of goodwill and impairment testing. The Company has recorded no impairment of goodwill in 2004 or 2003. Additional information on goodwill and other intangible assets can be found in Note 3 of the “Notes to Consolidated Financial Statements.”

        The Company records a servicing asset when the right to service mortgage loans for others is acquired through a purchase or retained upon the sale of loans. On September 30, 2004, the Company sold substantially all of its approximately $10 billion third-party residential mortgage servicing portfolio. Prior to the sale, based upon current fair values, servicing rights were periodically assessed for impairment. For this valuation, the mortgage servicing portfolio was stratified into tranches on the basis of certain risk characteristics including loan type and interest rate. A discounted cash flow analysis was performed using various assumptions including prepayment speeds, discount rates and servicing costs. The Company used national prepayment speed assumptions and adjusted them based on actual prepayment behavior of its own portfolio with information obtained from an independent third party. Impairment was evaluated by tranche. To the extent that temporary impairment existed in a tranche, write-downs were recognized in current earnings as an adjustment to the corresponding valuation allowance. As market conditions improved, the valuation allowance was reversed in current earnings. Impairment was considered to be other-than-temporary when the Company determined that the carrying value of a tranche was expected to exceed the fair value for an extended period of time based on forecasted assumptions, including expected interest-rate levels and prepayment speeds. Other-than-temporary impairment was recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. The Company intends to sell the servicing rights associated with future mortgage loan sales.

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, net income would have been reduced by $1.8 million ($0.02 per common share) and $1.5 million ($0.01 per common share) for the third quarter of 2004 and 2003, respectively. The year-to-date net income would have been reduced by $5.6 million ($0.03 per common share) and $4.5 million ($0.03 per common share) for the nine-month periods ended September 30, 2004 and 2003, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model.

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

MERGER ACTIVITY

        On May 13, 2004, Hibernia purchased all of the outstanding stock and options of Coastal Bancorp, Inc. (Coastal), headquartered in Houston, Texas. This transaction significantly increased Hibernia’s presence in the Houston area and provided entry into Austin, Corpus Christi, the Rio Grande Valley and other communities in South Texas.

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

FINANCIAL CONDITION:

EARNING ASSETS

        Earning assets averaged $19.8 billion in the third quarter of 2004, a $3.2 billion (20%) increase from the third-quarter 2003 average of $16.5 billion. Year-to-date average earning assets at September 30, 2004, totaled $18.6 billion, up $2.4 billion (15%) from $16.2 billion at September 30, 2003. The increases in average earning assets are due to increases in all loan categories and securities available for sale, discussed below.

    Loans.        Average loans for the third quarter of 2004 of $15.4 billion were up $3.4 billion (29%) compared to the third quarter of 2003. For the first nine months of 2004 compared to the same period in 2003, average loans were up $2.5 billion (21%) to $14.2 billion.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	September 30, 2004		June 30, 2004		September 30, 2003

($ in millions)	Loans	Percent	Loans	Percent	Loans	Percent

Commercial:
Commercial and industrial	$1,160.9	7.5%	$1,191.4	7.8%	$990.4	8.1%
Services industry	693.4	4.5	661.8	4.3	624.2	5.1
Real estate	893.8	5.8	885.3	5.8	505.7	4.1
Health care	209.1	1.3	228.4	1.5	221.1	1.8
Transportation, communications
and utilities	131.7	0.9	126.8	0.8	146.4	1.2
Energy	405.0	2.6	396.5	2.6	325.9	2.7
Other	161.9	1.0	146.6	0.9	114.4	0.9

Total commercial	3,655.8	23.6	3,636.8	23.7	2,928.1	23.9

Small Business:
Commercial and industrial	889.1	5.7	922.7	6.0	744.8	6.1
Services industry	742.6	4.8	740.4	4.8	646.7	5.3
Real estate	1,024.6	6.6	991.9	6.5	558.9	4.6
Health care	221.4	1.4	214.6	1.4	182.5	1.5
Transportation, communications
and utilities	121.6	0.8	126.7	0.8	97.2	0.8
Energy	47.9	0.3	44.7	0.3	26.3	0.2
Other	381.3	2.5	360.3	2.4	346.2	2.8

Total small business	3,428.5	22.1	3,401.3	22.2	2,602.6	21.3

Consumer:
Residential mortgages:
First mortgages	4,161.2	26.9	4,180.8	27.3	2,697.5	22.1
Junior liens	359.8	2.3	365.4	2.4	588.8	4.8
Real estate secured
revolving credit	806.5	5.2	745.2	4.9	612.4	5.0
Indirect	2,453.8	15.8	2,362.5	15.4	2,174.2	17.8
Revolving credit:
Secured	12.6	0.1	13.7	0.1	14.8	0.1
Unsecured	115.0	0.7	110.2	0.7	103.8	0.9
Other:
Secured	279.0	1.8	299.8	1.9	332.9	2.7
Unsecured	229.8	1.5	213.9	1.4	171.2	1.4

Total consumer	8,417.7	54.3	8,291.5	54.1	6,695.6	54.8

Total loans	$15,502.0	100.0%	$15,329.6	100.0%	$12,226.3	100.0%

        Table 1 presents Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at September 30, 2004, June 30, 2004 and September 30, 2003. Beginning in 2004, revolving lines of credit secured by real estate have been reclassified from revolving secured loans to real estate secured loans. Prior periods have been adjusted to conform with this new classification. Total loans increased $172.4 million (1%) at September 30, 2004 compared to June 30, 2004 and $3.3 billion (27%) compared to September 30, 2003. The Coastal merger contributed approximately $2.0 billion in loans at the May 13, 2004 merger date.

        Consumer loans increased $126.2 million (2%) and $1.7 billion (26%) compared to June 30, 2004 and September 30, 2003, respectively. Indirect loans increased $91.3 million (4%) and real estate secured revolving credit increased $61.3 million (8%) in the third quarter of 2004 compared to the second quarter of 2004. In June 2001, the Company securitized and sold $592.2 million of fixed-rate indirect automobile loans from its consumer portfolio. Under the terms of the agreement, the Company maintained the option to repurchase the loans when the outstanding principal balance reached 10% of the original principal balance. The Company exercised this option in August 2004, and repurchased $58.2 million of outstanding indirect loans.

        The increase in consumer loans from the same period a year ago is the result of increases in residential first mortgage loans of $1.5 billion (54%), indirect loans of $279.6 million (13%) and real estate secured revolving credit of $194.1 million (32%), partially offset by a decline in residential junior liens of $229.0 million (39%). During the fourth quarter of 2003, Hibernia reclassified $204.9 million of junior liens to first mortgages based on a review of the collateral securing these loans. The Coastal merger added approximately $1.0 billion in consumer loans at the merger date, the majority of which are residential first mortgage loans.

        Small business loans increased $27.2 million (1%) compared to June 30, 2004 and $825.9 million (32%) compared to September 30, 2003. At the merger date, Coastal added approximately $0.6 billion in small business loans. During the third quarter of 2004, approximately $20 million of former Coastal loans were transferred from the small business portfolio to the commercial portfolio.

        Commercial loans increased $19.0 million (1%) compared to June 30, 2004 and $727.7 million (25%) compared to September 30, 2003. The merger with Coastal added approximately $0.4 billion in commercial loans at the merger date, the majority of which were in the commercial real estate portfolio.

        Loan growth for 2004 is expected to be approximately 7% after adjusting for the $2.0 billion added from the Coastal merger. This growth is expected to continue to be led by the consumer portfolio.

        Securities Available for Sale. Average securities available for sale increased $447.9 million (12%) in the third quarter of 2004 compared to the third quarter of 2003, and were up $374.9 million (10%) for the first nine months of 2004 compared to the same period in 2003. Coastal added approximately $505.0 million in securities available for sale at the merger date.

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

        Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the third quarter of 2004 totaled $43.5 million, down $41.3 million (49%) from the third quarter of 2003. Average securities held to maturity for the first nine months of 2004 were down $56.9 million (53%) to $50.3 million. These decreases are due to both contractually due payments and prepayments on mortgage-backed securities.

        Short-Term Investments. Short-term investments consist primarily of federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements) and an interest-only strip receivable resulting from a securitization of indirect auto loans in the first quarter of 2001. As discussed earlier, in August 2004 the Company repurchased the remaining balance of the securitized loans, resulting in the elimination of the interest-only strip receivable. The interest-only strip receivable totaled $4.6 million at September 30, 2003, and was classified as a trading account asset. All other short-term investments are considered to be cash equivalents.

        Average short-term investments for the three months ended September 30, 2004 totaled $111.1 million, down $185.0 million (62%) compared to $296.1 million in the third quarter of 2003. The decrease from the third quarter of 2003 is due to decreases in federal funds sold and reverse repurchase agreements. For the first nine months of 2004 compared to the same period in 2003, average short-term investments decreased $101.2 million (37%) to $172.6 million, due to a decrease in federal funds sold, offset by an increase in reverse repurchase agreements.

        Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale totaled $92.1 million for the third quarter of 2004, a decline of $406.6 million (82%) compared to the third quarter of 2003, and totaled $135.0 million for the nine months ended September 30, 2004, a decline of $352.6 million (72%) compared to the same period in 2003. Mortgage loan production for the third quarter of 2004 was $351.8 million, down $1.5 billion (81%) from the third quarter of 2003. The decrease was driven by the Company’s strategic decision to exit correspondent lending and the interest rate environment.

        Hibernia’s mortgage pipeline at the end of the third quarter of 2004 was $372.7 million, down slightly from $413.7 million at the end of the second quarter 2004. In excess of one-half of the pipeline mortgage loans at September 30, 2004 are fixed-rate, which generally will be held for sale when funded.

ASSET QUALITY

        Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

        Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Delinquent loans presented in Table 2 are still in accrual status and are not included in total nonperforming loans in Table 3. Managed consumer delinquencies include those related to indirect auto loans previously securitized and sold. In the third quarter of 2004, the Company repurchased the previously securitized portfolio in accordance with the provisions of the securitization which allowed for such a repurchase when the portfolio declined to nominal levels. Following this repurchase, managed delinquencies are the same as held delinquencies. Total managed delinquencies increased $10.4 million (19%) from September 30, 2003 and decreased $2.4 million (4%) from June 30, 2004. Loans past due 90 days or more in the held portfolio, primarily consumer loans, totaled $8.7 million at September 30, 2004, compared to $8.3 million at September 30, 2003 and $9.1 million at June 30, 2004. The increase in delinquencies in the current quarter compared to a year ago was primarily due to the merger with Coastal, as well as increases in the indirect automobile portfolio.

TABLE 2 - LOAN DELINQUENCIES

	Sept. 30	June 30	March 31	Dec. 31	Sept. 30
($ in millions)	2004	2004	2004	2003	2003

Days past due and still accruing:
30 to 89 days	$ 56.7	$ 56.6	$ 33.9	$ 47.4	$ 44.1
90 days or more	8.7	9.1	6.7	7.7	8.3

Total delinquencies	65.4	65.7	40.6	55.1	52.4
Securitized indirect auto delinquencies	-	2.1	1.9	2.7	2.6

Total managed delinquencies	$ 65.4	$ 67.8	$ 42.5	$ 57.8	$ 55.0

Delinquencies as a percentage of loans by portfolio:
Commercial	0.04%	-%	0.01%	0.07%	0.04%
Small business	0.24%	0.28%	0.14%	0.19%	0.29%
Consumer:
Real estate secured	0.42%	0.49%	0.32%	0.43%	0.43%
Indirect	1.02%	0.95%	0.71%	0.99%	0.86%
Other consumer	1.37%	1.23%	1.04%	1.30%	1.27%
Total consumer	0.67%	0.68%	0.51%	0.68%	0.65%
Total held loans	0.42%	0.43%	0.31%	0.43%	0.43%
Managed consumer	0.67%	0.70%	0.53%	0.71%	0.67%
Total managed loans	0.42%	0.44%	0.32%	0.45%	0.44%

        Total managed delinquencies as a percentage of total managed loans at September 30, 2004 were 0.42%, down from 0.44% a year ago and June 30, 2004. Delinquencies as a percentage of held loans at September 30, 2004 were 0.42%, down from 0.43% at September 30, 2003 and June 30, 2004. Small business delinquencies increased slightly from a year ago as a result of the Coastal merger and decreased $1.4 million compared to the prior quarter. Consumer delinquencies increased $9.9 million from a year ago and decreased $2.2 million from the prior quarter due to the impact of the Coastal merger and increases in the indirect automobile portfolio.

TABLE 3 - NONPERFORMING ASSETS

	Sept. 30	June 30	March 31	Dec. 31	Sept. 30
($ in thousands)	2004	2004	2004	2003	2003

Nonaccrual loans:
Commercial	$21,527	$19,338	$17,867	$20,113	$18,527
Small business	26,402	29,939	20,548	22,994	23,430
Consumer
Real estate secured	16,094	14,944	14,229	12,198	10,896
Other consumer	305	540	219	271	214

Total nonperforming loans	64,328	64,761	52,863	55,576	53,067

Foreclosed assets	11,143	11,930	10,688	11,512	11,875
Excess bank-owned property	264	265	369	678	755

Total nonperforming assets	$75,735	$76,956	$63,920	$67,766	$65,697

Reserve for loan losses	$235,233	$235,077	$213,503	$213,275	$213,280
Nonperforming loan ratio by portfolio:
Commercial	0.59%	0.53%	0.56%	0.62%	0.63%
Small business	0.77%	0.88%	0.75%	0.87%	0.90%
Consumer
Real estate secured	0.30%	0.28%	0.33%	0.29%	0.28%
Other consumer	0.01%	0.02%	0.01%	0.01%	0.01%
Total consumer	0.19%	0.19%	0.20%	0.18%	0.17%
Total loans	0.41%	0.42%	0.40%	0.43%	0.43%
Nonperforming asset ratio	0.49%	0.50%	0.49%	0.53%	0.54%
Reserve for loan losses as a
percentage of nonperforming loans	365.68%	362.99%	403.88%	383.75%	401.91%

        Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $64.3 million at September 30, 2004, up from $53.1 million at September 30, 2003 and down from $64.8 million at June 30, 2004. Commercial and small business nonperforming loans increased from September 30, 2003 as a result of additions – including the impact of the Coastal merger – offset in part by payments, charge-offs and other reductions. Small business nonperforming loans decreased $3.5 million from June 30, 2004, due to payments, charge-offs and other reductions which more than offset inflows to nonperforming loans. Real estate secured consumer nonperforming loans increased $5.2 million from September 30, 2003, however no significant losses are expected in this portfolio due to the secured nature of these loans.

        Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $11.1 million at September 30, 2004, down $0.7 million from a year earlier and $0.8 million from June 30, 2004. Excess bank-owned property at September 30, 2004, was down $0.5 million from September 30, 2003, and relatively unchanged from June 30, 2004.

        Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At September 30, 2004, the Company’s nonperforming asset ratio was 0.49%, down from 0.54% at September 30, 2003 and 0.50% at June 30, 2004.

        The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the last five quarters are set forth in Table 3.

        At September 30, 2004, the recorded investment in loans considered impaired under SFAS No. 114 was $47.9 million. The related portion of the reserve for loan losses was $4.9 million. The comparable amounts at September 30, 2003 were $42.0 million and $3.8 million, respectively. These loans are included in nonaccrual loans in Table 3.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2004			2003

	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming loans
at beginning of period	$64,761	$52,863	$55,576	$53,067	$57,202
Additions	13,505	37,061	10,690	20,395	20,863
Charge-offs, gross	(1,940)	(4,088)	(1,690)	(2,624)	(6,279)
Transfers to foreclosed assets	(1,388)	(1,361)	(1,285)	(2,240)	(1,403)
Returns to performing status	(138)	(202)	(593)	(347)	(50)
Payments	(10,122)	(12,367)	(7,419)	(8,014)	(9,061)
Sales	(350)	(7,145)	(2,416)	(4,661)	(8,205)

Nonperforming loans
at end of period	$64,328	$64,761	$52,863	$55,576	$53,067

        Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $13.5 million were added to nonperforming loans during the third quarter of 2004, down from $37.1 million in the prior quarter. The prior quarter included the impact of the Coastal merger which contributed approximately 70% of the additions in that quarter, primarily in the small business portfolio. The current quarter’s inflows were more than offset by payments, charge-offs and transfers to other real estate owned which reduced nonperforming loans by $13.5 million. The prior quarter included the impact of sales and charge-off totaling $8.3 million from the Coastal merger. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

        In addition to the nonperforming loans discussed above, other commercial and small business loans that are subject to potential future classification as nonperforming or past due 90 days or more and still accruing totaled $25.1 million at September 30, 2004.

RESERVE AND PROVISION FOR LOAN LOSSES

        The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $12.3 million provision for loan losses in the third quarter of 2004 compared to $16.0 million in the third quarter of 2003, and $12.0 million in the prior quarter.

        Net charge-offs totaled $12.1 million in the third quarter of 2004 compared to $15.9 million in the third quarter of 2003 and $11.3 million in the prior quarter. As a percentage of average loans, annualized net charge-offs were 0.31% in the third quarter of 2004, down from 0.53% in the third quarter of 2003, and 0.32% in the prior quarter. The prior quarter included $2.6 million of net charges-offs related to loans acquired from Coastal, of which $1.4 million was due to the writedown of loans which were sold during the quarter. During the second quarter, Hibernia sold approximately $22.0 million of loans acquired from Coastal. There were no loan sales from the portfolio acquired from Coastal in the third quarter of 2004. The commercial portfolio had net recoveries of $0.5 million in the third quarter of 2004, net recoveries of $1.7 million in the prior quarter and net charge-offs of $2.4 million in the third quarter of 2003. The second quarter of 2004 included a $2.1 million recovery on a commercial credit. Net charge-offs of $3.5 million in the small business portfolio for the third quarter of 2004 decreased from $4.6 million in the third quarter of 2003, and $4.7 million in the second quarter of 2004 which included charge-offs related to the Coastal portfolio. The year ago quarter included net charge-offs of $2.6 million related to factoring, a business which the Company exited, of which $1.9 million was in the commercial portfolio and $0.7 million was in the small business portfolio. Consumer net charge-offs of $9.1 million in the third quarter of 2004 increased from $8.8 million in the third quarter of 2003 and $8.3 million in the prior quarter. The increase in consumer net charge-offs from the prior quarter was due to higher net charge-offs in the indirect automobile portfolio.

        Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - RESERVE FOR LOAN LOSSES ACTIVITY

	2004			2003

	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$235,077	$213,503	$213,275	$213,280	$213,153
Loans charged off:
Commercial	(1)	(420)	(124)	(772)	(3,427)
Small business	(4,317)	(5,532)	(3,709)	(3,955)	(5,734)
Consumer:
Real estate secured	(1,140)	(1,411)	(1,121)	(1,637)	(1,285)
Indirect	(7,086)	(5,977)	(6,969)	(6,650)	(6,389)
Other consumer	(2,658)	(2,709)	(2,646)	(2,861)	(2,934)
Recoveries:
Commercial	547	2,138	106	72	1,023
Small business	770	882	1,123	993	1,102
Consumer:
Real estate secured	205	265	154	139	255
Indirect	1,046	949	892	762	942
Other consumer	540	553	522	604	574

Net loans charged off	(12,094)	(11,262)	(11,772)	(13,305)	(15,873)
Provision for loan losses	12,250	12,000	12,000	13,300	16,000
Additions due to purchase transaction	-	20,836	-	-	-

Balance at end of period	$235,233	$235,077	$213,503	$213,275	$213,280

Reserve for loan losses
as a percentage of loans	1.52%	1.53%	1.63%	1.66%	1.74%
Annualized net charge-offs as a
percentage of average loans by portfolio:
Commercial	(0.06)%	(0.20)%	-%	0.09%	0.33%
Small business	0.41%	0.60%	0.39%	0.46%	0.72%
Consumer:
Real estate secured	0.07%	0.09%	0.09%	0.15%	0.11%
Indirect	1.00%	0.86%	1.07%	1.07%	1.01%
Other consumer	1.32%	1.41%	1.41%	1.48%	1.51%
Total consumer	0.44%	0.43%	0.52%	0.56%	0.54%
Total loans	0.31%	0.32%	0.36%	0.43%	0.53%

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

        There were no significant changes in the composition of the loan portfolio from the second quarter of 2004 except as previously discussed. The Company continued to proactively manage its exposure to credit risk in the third quarter of 2004. The reserve coverage of total loans at September 30, 2004 decreased from the prior quarter-end and a year ago primarily as a result of growth in loan portfolio outstandings, including the impact of the Coastal merger. This reflects management’s assessment of reserve adequacy after consideration of the risk profile of the portfolio as indicated by the Company’s internal risk rating and credit evaluation systems and based on consistent application of the Company’s reserve methodology.

        The basic assumptions and methodologies used in allocating the reserve were virtually unchanged during the quarter, however refinements to the existing methodology continue to be made as evolving risk trends are identified. The allocations to the commercial portfolio were virtually unchanged from the prior quarter and the prior year. The impact of the Coastal merger in the second quarter was offset by reductions in the highly leveraged lending portfolio. The allocations to the consumer portfolio increased for the quarter due to higher allocations to the indirect automobile portfolio and increased from a year ago due to the Coastal merger as well as loan growth – primarily in the indirect automobile portfolio. The allocations to the small business portfolio were virtually unchanged in the quarter and increased from a year ago primarily due to the impact of the Coastal merger. The unallocated reserve decreased from the prior quarter as loss rates impacted allocations in the current portfolio and were virtually unchanged from a year ago. These allocations are consistent with management’s expectations and the loan loss methodology which weights recent history more heavily and also reflects the current risk profile of the loan portfolio.

        The reserve coverage of annualized net charge-offs was 486% at September 30, 2004, compared to 522% at June 30, 2004 and 336% at September 30, 2003. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve is not necessarily an appropriate measure of reserve adequacy, since the timing of charge-offs and recoveries impacts these ratios.

        The reserve for loan losses totaled $235.2 million, or 1.52% of total loans at September 30, 2004, compared to $213.3 million, or 1.74% of total loans at September 30, 2003 and $235.1 million, or 1.53% of total loans at June 30, 2004. The reserve for loan losses as a percentage of nonperforming loans was 366% at September 30, 2004, compared to 402% at September 30, 2003 and 363% at June 30, 2004. The present level of the reserve for loan losses is considered adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies, and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy for 2004 and 2005 predict a continued strengthening of economic conditions. The Company will continue to evaluate these trends and their impact on credit quality and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

        Average deposits totaled $16.6 billion in the third quarter of 2004, a $2.9 billion (21%) increase from the third quarter of 2003. For the first nine months of 2004 compared to the same period in 2003, average deposits increased $1.9 billion (14%) to $15.5 billion. Coastal added $1.7 billion in deposits at the May 13, 2004 merger date. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	Third Quarter 2004			Second Quarter 2004			Third Quarter 2003

	Average	% of		Average	% of		Average	% of
($ in millions)	Balances	Depos	its	Balances	Depos	its	Balances	Depos	its

Noninterest-bearing	$3,257.9	19.6%		$3,185.7	20.3%		$3,103.2	22.6%
NOW accounts	409.0	2.5		426.9	2.7		385.8	2.8
Money market deposit accounts	4,509.1	27.2		4,346.6	27.7		3,174.6	23.1
Savings accounts	2,571.3	15.5		2,536.0	16.1		2,503.0	18.3
Other consumer time deposits	3,193.0	19.3		2,670.7	17.0		2,273.6	16.6

Total core deposits	13,940.3	84.1		13,165.9	83.8		11,440.2	83.4

Public fund certificates of
deposit of $100,000 or more	758.0	4.6		816.8	5.2		791.7	5.8
Certificates of deposit of
$100,000 or more	1,230.3	7.4		1,084.8	6.9		888.1	6.5
Foreign time deposits	654.9	3.9		651.6	4.1		590.3	4.3

Total deposits	$16,583.5	100.0%		$15,719.1	100.0%		$13,710.3	100.0%

        Average core deposits totaled $13.9 billion in the third quarter of 2004, a $2.5 billion increase from the third quarter of 2003. Average noninterest-bearing deposits grew $154.7 million and average savings deposits increased $68.3 million in the third quarter of 2004 compared to the third quarter of 2003. NOW account average balances were up $23.2 million and average money market deposit accounts were up $1.3 billion in the third quarter of 2004 compared to the third quarter of 2003. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $614.3 million and average money market deposit accounts were up $743.4 million. Increases in average noninterest-bearing and NOW account balances resulted from the Coastal merger and the continued marketing and success of Hibernia’s high performance checking programs, discussed below. Average consumer time deposits increased $919.4 million in the third quarter of 2004 compared to the third quarter of 2003. A portion of the consumer time deposits consists of retail brokered certificates of deposit, a wholesale funding source originated in the first quarter of 2004. Retail brokered certificates of deposit averaged $458.6 million in the third quarter of 2004 and totaled $593.7 million at September 30, 2004. This additional lower-rate funding source is expected to become a larger part of consumer time deposits in the future.

        Hibernia has high performance checking programs that offer simplified checking to its consumer and small business customers. These programs offer gifts to customers who open new checking accounts or refer prospects who then open new checking accounts, eliminate monthly cycle service charges and buy back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These programs include extensive advertising and marketing and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. These programs continue to increase the number of new account openings, with new checking account openings for the third quarter of 2004 up 19% when compared to the same period last year. In addition, in September 2003, the Company introduced free online bill pay, which is anticipated to increase deposit account retention. The Coastal merger, Texas de novo branch expansion and continued marketing of the high performance checking products, especially in the new Texas markets, are anticipated to continue to grow core deposits for the remainder of 2004 and beyond.

        Average noncore deposits for the third quarter of 2004 were up $373.1 million from the third quarter of 2003 to $2.6 billion or approximately 16% of total deposits. Average large denomination certificates of deposit increased $308.5 million compared to the third quarter of 2003 with large denomination public fund deposits down $33.7 million. This decrease is due to competitive pricing in the market of public fund certificates of deposit. Average foreign time deposits increased $64.6 million from third quarter 2003.

        Total deposits at September 30, 2004 were $16.7 billion, up $3.2 billion (24%) from September 30, 2003. Total noninterest-bearing deposits at September 30, 2004 were $3.2 billion, up $338.8 million (12%) from September 30, 2003.

        The Company estimates that approximately 22% of its current total deposits are in Texas, which is close to its goal of 25% by 2007. With about one-third of Hibernia’s locations in Texas, the Company has the infrastructure that could support a higher goal in Texas over the long term.

BORROWINGS

        Average borrowings — which include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; Federal Home Loan Bank (FHLB) advances and subordinated borrowings — increased $455.9 million (22%) for the third quarter of 2004 compared to the third quarter of 2003. For the first nine months of 2004 compared to the first nine months of 2003, average borrowings increased $440.3 million (23%) to $2.3 billion. Borrowings at September 30, 2004, totaled $2.5 billion, up $399.6 million (19%) from the September 30, 2003 balance of $2.1 billion.

        Fluctuations in federal funds purchased stem from differences in the timing of growth in the loan portfolio and growth of other funding sources (deposits, proceeds from maturing and sold securities, FHLB advances and other debt).

        Average debt for the third quarter of 2004 totaled $2.0 billion, up from $1.4 billion for the third quarter of 2003. In late September 2003, Hibernia prepaid a five-year $300 million variable-rate FHLB advance and terminated the related interest rate swap agreement. The total cost associated with these transactions was $20.7 million. Debt at September 30, 2004, totaled $1.9 billion, up $823.2 million (75%) compared to $1.1 billion at September 30, 2003. This increase is the result of additions of $723.6 million of FHLB advances and $65.7 million of subordinated debentures from Coastal and $100.0 million of subordinated notes issued to finance the Coastal transaction. These additions were partially offset by paydowns on FHLB advances totaling $65.2 million. In addition, in September and January 2004, two $300 million FHLB advances matured and were replaced with additional $300 million FHLB advances.

        As part of the financing for the purchase of Coastal, Hibernia Corporation issued $100 million in ten year 5.35% fixed-rate subordinated notes in April 2004. In March 2004, the Company entered into a $50 million forward-start interest rate swap agreement and a $50 million treasury interest rate lock agreement to protect against a rise in interest rates. The contracts were terminated upon the issuance of the subordinated debt, resulting in a gain of $4.7 million. This gain and the debt issue costs have been deferred and are being recognized over the life of the subordinated notes using the level-yield method, resulting in an effective rate of 4.98%.

        In connection with the Coastal merger, the Company assumed $51.5 million aggregate principal amount of 9.0% junior subordinated debentures due September 30, 2032 issued by Coastal to Coastal Capital Trust I (CCTI) and became the sponsor of CCTI, a business trust, which issued 2,000,000 of 9.0% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security that is traded on the Nasdaq National Market. The Company also assumed $10.3 million aggregate principal amount of floating rate (LIBOR plus 3.05%, reset quarterly) junior subordinated debentures due September 23, 2033, issued by Coastal to Coastal Capital Trust II (CCTII) and became the sponsor of CCTII, a business trust, which issued 10,000 floating rate (LIBOR plus 3.05%, reset quarterly) trust preferred securities to a private institutional investor with a liquidation rate of $1,000 per security. The trust preferred securities represent an interest in the Company’s junior subordinated debentures, which were purchased by the business trusts and have substantially the same terms as the trust preferred securities. The subordinated debentures were recorded on the Company’s books at their fair value on May 13, 2004, which totaled $65.7 million. The fair value adjustment of $3.8 million is being amortized over the estimated life of the subordinated debentures, which is the earliest redemption date. A portion of these instruments qualifies as Tier 1 capital under Federal Reserve Bank regulatory capital rules.

        Of the debt outstanding at September 30, 2004 and 2003, $1.2 billion and $1.0 billion, respectively, accrue interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate debt by entering into interest rate swap agreements. These interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay fixed rates. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The Company had interest rate swap agreements outstanding with notional amounts of $700 million and $400 million at September 30, 2004 and 2003, respectively. These interest rate swap agreements had estimated net negative fair values that totaled $0.3 million at September 30, 2004 and $5.9 million at September 30, 2003, and are recorded on the balance sheets as other assets and liabilities, with the corresponding offset, net of income taxes, recorded in other comprehensive income. Net settlements on the swap agreements are accrued monthly and effectively convert the hedged debt from variable to fixed rates.

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

        The objective of Hibernia’s interest rate risk policy is to limit the change in after-tax net interest income, from an immediate and sustained change in interest rates of 200 basis points, compared to a flat rate scenario, to 15% of projected 12-month net income. Based on the results of the simulation models at September 30, 2004, the Company would expect an increase in after-tax net interest income of $15.6 million from a 200-basis-point increase in interest rates. In the event of a 50-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment), the Company would expect after-tax net interest income to decrease by $6.0 million. Results of both scenarios are within the limits of Hibernia’s policy, although there is no assurance that actual results would be the same as the model. In addition, the Company projects an increase in after-tax net interest income of $15.5 million and a decrease of $8.5 million if interest rates gradually rise or decline, respectively, by 100 basis points over the next year. The projected decline in net interest income in the 50-basis-point decrease and the gradual decline simulations reflect the limited flexibility to reduce rates further on interest-bearing deposits in the current low interest rate environment.

        Based on the results of the simulation models at September 30, 2003, the Company would have expected an increase in after-tax net interest income of $8.7 million in the event of a 200-basis-point increase in interest rates, and a decrease in after-tax net interest income of $34.0 million in the event of a 100-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment). Results of both scenarios were within the limits of Hibernia’s policy. In addition, the Company projected an increase in after-tax net interest income of $1.9 million if interest rates gradually increased by 100 basis points over the next year and a decrease of $12.4 million if interest rates gradually decreased by 100 basis points over the next year.

        On a limited basis, the Company has entered into interest rate and foreign exchange rate swap, forward and option contracts, and forward sales contracts, to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on its own behalf and for customers.

        The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates the portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $69.7 million and an estimated net negative fair value of $1.2 million were designated as fair value hedges at September 30, 2004. The related hedged mortgage loans held for sale had a principal balance of $69.7 million and were increased by a positive change in fair value of $1.2 million at September 30, 2004, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At September 30, 2004, interest rate lock commitments had a notional amount of $63.9 million with a positive fair value of $0.2 million. The related forward sales contracts had a notional amount of $63.9 million and a net negative fair value of $0.3 million at September 30, 2004.

        Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.9 billion at September 30, 2004, with positive fair values of $23.7 million and negative fair values of $20.0 million.

        The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate Federal Home Loan Bank (FHLB) advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $700 million. These derivative financial instruments designated as cash flow hedges had positive fair values of $2.2 million and negative fair values of $2.6 million at September 30, 2004.

        In 2004, the Company entered into interest rate contracts relating to certificates of deposit on its own behalf. These contracts are designated as fair value hedges. The purpose of these contracts is to convert fixed interest rate certificates of deposits to variable interest rates. These interest rate contracts had notional amounts totaling $466.3 million at September 30, 2004, with positive fair values of $1.7 million and negative fair values of $3.8 million. The net changes in the fair value of the derivatives instruments are offset by changes in fair values of the hedged items, resulting in no impact to earnings due to hedge ineffectiveness.

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

        On September 30, 2004, the Company sold substantially all of its approximately $10 billion third-party residential mortgage servicing portfolio to CitiMortgage, Inc. Prior to the sale, these servicing rights were periodically assessed for impairment based on current fair values, determined by a discounted cash flow analysis using various assumptions, including prepayment speeds and discount rates. The sale of the servicing portfolio will eliminate the earnings volatility that the Company has experienced from the valuation of these servicing rights in the changing interest rate environment. The Company intends to sell the servicing rights associated with future mortgage loan sales.

RESULTS OF OPERATIONS:

        Net income for the third quarter of 2004 totaled $76.5 million ($0.50 per common share), up 10% compared to $69.3 million ($0.45 per common share) for the third quarter of 2003. Earnings per common share – assuming dilution were $0.49 for the third quarter of 2004 compared to $0.44 for the third quarter of 2003. Included in third-quarter 2004 results is a $2.3 million charge for expenses related to the Coastal merger ($0.01 per diluted common share after tax). Third-quarter 2003 results included a benefit from the reversal of $27.5 million of the reserve for temporary impairment of mortgage servicing rights ($0.11 per diluted common share after tax), $20.7 million in expenses associated with the prepayment of a $300 million FHLB advance and termination of a related interest-rate swap ($0.09 per diluted common share after tax) and a $9.6 million valuation adjustment of an energy asset that was reclassified from the private-equity portfolio to other foreclosed assets ($0.04 per diluted common share after tax). Year-to-date net income for the first nine months of 2004 totaled $215.8 million ($1.40 per common share), up 16% compared to $186.8 million ($1.21 per common share) for the first nine months of 2003. Earnings per common share – assuming dilution for the first nine months of 2004 were $1.37 compared to $1.19 for the first nine months of 2003. Explanations of these net changes are detailed below.

        Management had previously stated it hoped to exceed earlier guidance for 2004 earnings per common share – assuming dilution of $1.80 if the initial positive impact of Coastal continued. Based on third-quarter results and the expectations for the remainder of 2004, management is increasing guidance for 2004 earnings per common share – assuming dilution to a range of $1.86 to $1.88. The Company’s goal for 2005 is to grow earnings 8-10%, in line with its mission statement. The impact of required expensing of stock options or other new accounting rules may change this guidance.

NET INTEREST INCOME

        Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the third quarter of 2004 totaled $193.3 million, a $41.8 million (28%) increase from the third quarter of 2003. Taxable-equivalent net interest income for the first nine months of 2004 totaled $559.3 million, a $58.8 million (12%) increase from the first nine months of 2003.

        The increase in net interest income for the third quarter of 2004 compared to the third quarter 2003 was due to the addition of Coastal in the second quarter of 2004 and the impact of $20.7 million in charges related to the prepayment of a $300 million FHLB advance and the termination of the related interest rate swap in the third quarter of 2003.

        Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2004						2003

	Third		Secon	d	First		Fourt	h	Third
(Percentage of average balances)	Quart	er	Quart	er	Quart	er	Quart	er	Quart	er

Commercial loans	18.3%		18.1%		18.6%		18.5%		17.6%
Small business loans	17.3		16.5		15.4		15.8		15.5
Consumer loans	42.4		41.6		41.1		41.6		39.4

Total loans	78.0		76.2		75.1		75.9		72.5

Securities available for sale	20.8		21.5		22.6		21.7		22.2
Securities held to maturity	0.2		0.3		0.3		0.4		0.5

Total securities	21.0		21.8		22.9		22.1		22.7

Short-term investments	0.5		1.1		1.1		0.6		1.8
Mortgage loans held for sale	0.5		0.9		0.9		1.4		3.0

Total interest-earning assets	100.0%		100.0%		100.0%		100.0%		100.0%

        The net interest margin was 3.90% for the third quarter of 2004, an increase of 25 basis points from the third quarter of 2003 and a decrease of 10 basis points from the second quarter of 2004. The decrease in the margin from the second quarter of 2004 reflects a full-quarter impact of the Coastal merger and a relatively flatter yield curve, resulting in continued downward repricing of earning assets in the low rate environment. In third-quarter 2003, the net interest margin was negatively impacted 50 basis points by the prepayment of a $300 million Federal Home Loan Bank advance and termination of a related interest-rate swap. Compared to a year ago, the third-quarter 2004 margin was impacted by the Coastal merger and continued downward repricing of earning assets in the low-rate environment. Based on management’s current assumptions of interest rates and projected balance sheet, the Company expects the net interest margin to remain relatively flat in fourth-quarter 2004 and throughout 2005.

        Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2004						2003

	Third		Secon	d	First		Fourt	h	Third
	Quart	er	Quart	er	Quart	er	Quart	er	Quart	er

Yield on earning assets	5.30%		5.19%		5.32%		5.47%		5.41%
Rate on interest-bearing liabilities	1.74		1.51		1.46		1.53		2.29

Net interest spread	3.56		3.68		3.86		3.94		3.12
Contribution of
noninterest-bearing funds	0.34		0.32		0.31		0.33		0.53

Net interest margin	3.90%		4.00%		4.17%		4.27%		3.65%

Noninterest-bearing funds
supporting earning assets	19.73%		20.92%		21.60%		21.92%		23.17%

        Table 9 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 2004 and the second quarter of 2004 and between the third quarter of 2004 and the third quarter of 2003. The analysis of Consolidated Average Balances, Interest and Rates on pages 34 and 35 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended September 30, 2004, June 30, 2004 and September 30, 2003 and the first nine months of 2004 and 2003.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	Third Quarter 2004 Compared to:

	Second Quarter 2004			Third Quarter 2003

	Increase (Decrease) Due to Change In:

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Taxable-equivalent
interest earned on:
Commercial loans	$2,506	$3,326	$5,832	$8,135	$1,666	$9,801
Small business loans	4,992	1,530	6,522	12,848	(2,402)	10,446
Consumer loans	8,879	(1,212)	7,667	29,035	(13,075)	15,960

Loans	16,377	3,644	20,021	50,018	(13,811)	36,207

Securities available for sale	873	1,496	2,369	4,386	3,793	8,179
Securities held to maturity	(89)	(27)	(116)	(525)	(12)	(537)

Securities	784	1,469	2,253	3,861	3,781	7,642

Short-term investments	(355)	169	(186)	(718)	214	(504)
Mortgage loans held for sale	(1,004)	358	(646)	(5,962)	919	(5,043)

Total	15,802	5,640	21,442	47,199	(8,897)	38,302

Interest paid on:
NOW accounts	(31)	298	267	39	332	371
Money market deposit accounts	349	3,439	3,788	2,950	4,235	7,185
Savings accounts	59	1,736	1,795	106	2,073	2,179
Other consumer time deposits	3,061	(605)	2,456	5,709	(3,213)	2,496
Public fund certificates of
deposit of $100,000 or more	(210)	769	559	(121)	685	564
Certificates of deposit
of $100,000 or more	960	31	991	2,318	(776)	1,542
Foreign deposits	7	661	668	152	619	771
Federal funds purchased	21	135	156	137	120	257
Repurchase agreements	(170)	385	215	(292)	499	207
Debt	3,059	225	3,284	10,759	(29,830)	(19,071)

Total	7,105	7,074	14,179	21,757	(25,256)	(3,499)

Taxable-equivalent
net interest income	$8,697	$(1,434)	$7,263	$25,442	$16,359	$41,801

(1) Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)	Third Quarter 2004			Second Quarter 2004

(Average balances $ in millions,	Average			Average
interest $ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$3,616.3	$41,535	4.57%	$3,387.4	$35,703	4.24%
Small business loans	3,415.5	51,280	5.97	3,080.5	44,758	5.84
Consumer loans	8,375.6	125,688	5.98	7,784.6	118,021	6.09

Total loans (2)	15,407.4	218,503	5.65	14,252.5	198,482	5.60

Securities available for sale	4,107.2	42,093	4.10	4,020.0	39,724	3.95
Securities held to maturity	43.5	555	5.11	50.5	671	5.31

Total securities	4,150.7	42,648	4.11	4,070.5	40,395	3.97

Short-term investments	111.1	461	1.65	206.0	647	1.27
Mortgage loans held for sale	92.1	1,383	6.01	162.7	2,029	4.99

Total interest-earning assets	19,761.3	$262,995	5.30%	18,691.7	$241,553	5.19%

Reserve for loan losses	(236.6)			(228.1)
Noninterest-earning assets:
Cash and due from banks	631.8			607.5
Trade-date securities available for sale	1.2			68.1
Other assets	1,111.4			954.4

Total noninterest-earning assets	1,744.4			1,630.0

Total assets	$21,269.1			$20,093.6

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$409.0	$982	0.95%	$426.9	$715	0.67%
Money market deposit accounts	4,509.1	12,810	1.13	4,346.6	9,022	0.83
Savings accounts	2,571.3	5,964	0.92	2,536.0	4,169	0.66
Other consumer time deposits	3,193.0	18,602	2.32	2,670.7	16,146	2.43
Public fund certificates of deposit
of $100,000 or more	758.0	3,312	1.74	816.8	2,753	1.36
Certificates of deposit of $100,000 or more	1,230.3	8,116	2.62	1,084.8	7,125	2.64
Foreign time deposits	654.9	2,047	1.24	651.6	1,379	0.85

Total interest-bearing deposits	13,325.6	51,833	1.55	12,533.4	41,309	1.33

Short-term borrowings:
Federal funds purchased	134.2	448	1.33	125.8	292	0.93
Repurchase agreements	451.8	1,157	1.02	538.7	942	0.70
Debt	1,950.9	16,281	3.28	1,583.9	12,997	3.25

Total interest-bearing liabilities	15,862.5	$69,719	1.74%	14,781.8	$55,540	1.51%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,257.9			3,185.7
Other liabilities	283.3			305.3

Total noninterest-bearing liabilities	3,541.2			3,491.0

Total shareholders' equity	1,865.4			1,820.8

Total liabilities and shareholders' equity	$21,269.1			$20,093.6

SPREAD AND NET YIELD
Interest rate spread			3.56%			3.68%
Cost of funds supporting interest-earning assets			1.40%			1.19%
Net interest income/margin		$193,276	3.90%		$186,013	4.00%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries
Taxable-equivalent basis (1)	Third Quarter 2003

(Average balances $ in millions,	Average
interest $ in thousands)	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$2,902.2	$31,734	4.34%
Small business loans	2,567.1	40,834	6.31
Consumer loans	6,505.2	109,728	6.70

Total loans (2)	11,974.5	182,296	6.04

Securities available for sale	3,659.3	33,914	3.71
Securities held to maturity	84.8	1,092	5.15

Total securities	3,744.1	35,006	3.74

Short-term investments	296.1	965	1.29
Mortgage loans held for sale	498.7	6,426	5.15

Total interest-earning assets	16,513.4	$224,693	5.41%

Reserve for loan losses	(213.8)
Noninterest-earning assets:
Cash and due from banks	608.7
Trade-date securities available for sale	112.1
Other assets	898.4

Total noninterest-earning assets	1,619.2

Total assets	$17,918.8

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$385.8	$611	0.63%
Money market deposit accounts	3,174.6	5,625	0.70
Savings accounts	2,503.0	3,785	0.60
Other consumer time deposits	2,273.6	16,106	2.81
Public fund certificates of deposit
of $100,000 or more	791.7	2,748	1.38
Certificates of deposit of $100,000 or more	888.1	6,574	2.94
Foreign time deposits	590.3	1,276	0.86

Total interest-bearing deposits	10,607.1	36,725	1.37

Short-term borrowings:
Federal funds purchased	85.4	191	0.89
Repurchase agreements	610.0	950	0.62
Debt	1,385.6	35,352	10.12

Total interest-bearing liabilities	12,688.1	$73,218	2.29%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,103.2
Other liabilities	430.2

Total noninterest-bearing liabilities	3,533.4

Total shareholders' equity	1,697.3

Total liabilities and shareholders' equity	$17,918.8

SPREAD AND NET YIELD
Interest rate spread			3.12%
Cost of funds supporting interest-earning assets			1.76%
Net interest income/margin		$151,475	3.65%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries	Nine Months Ended			Nine Months Ended
Taxable-equivalent basis (1)	September 30, 2004			September 30, 2003

(Average balances $ in millions,	Average			Average
interest $ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets:
Commercial loans	$3,406.8	$110,795	4.34%	$2,865.9	$96,394	4.50%
Small business loans	3,058.1	136,002	5.94	2,525.7	123,527	6.54
Consumer loans	7,758.1	355,388	6.12	6,321.7	330,758	6.99

Total loans (2)	14,223.0	602,185	5.65	11,713.3	550,679	6.28

Securities available for sale	4,012.0	122,596	4.07	3,637.1	113,590	4.16
Securities held to maturity	50.3	1,993	5.28	107.2	4,324	5.38

Total securities	4,062.3	124,589	4.09	3,744.3	117,914	4.20

Short-term investments	172.6	1,766	1.37	273.8	3,016	1.47
Mortgage loans held for sale	135.0	5,475	5.41	487.6	18,847	5.15

Total interest-earning assets	18,592.9	$734,015	5.27%	16,219.0	$690,456	5.69%

Reserve for loan losses	(226.3)			(213.7)
Noninterest-earning assets:
Cash and due from banks	609.6			601.0
Trade-date securities available for sale	38.5			199.2
Other assets	959.5			876.5

Total noninterest-earning assets	1,607.6			1,676.7

Total assets	$19,974.2			$17,682.0

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$430.5	$2,410	0.75%	$396.4	$2,212	0.75%
Money market deposit accounts	4,239.0	29,176	0.92	3,073.3	17,447	0.76
Savings accounts	2,542.8	14,191	0.75	2,543.0	14,432	0.76
Other consumer time deposits	2,683.9	49,516	2.46	2,333.5	51,683	2.96
Public fund certificates of deposit
of $100,000 or more	796.6	8,438	1.42	870.7	10,913	1.68
Certificates of deposit of $100,000 or more	1,073.8	21,689	2.70	915.6	20,659	3.02
Foreign time deposits	648.8	4,783	0.98	557.4	4,311	1.03

Total interest-bearing deposits	12,415.4	130,203	1.40	10,689.9	121,657	1.52

Short-term borrowings:
Federal funds purchased	252.1	1,986	1.05	101.1	800	1.06
Repurchase agreements	528.4	3,145	0.79	520.7	3,574	0.92
Debt	1,547.0	39,361	3.35	1,265.4	63,883	6.75

Total interest-bearing liabilities	14,742.9	$174,695	1.58%	12,577.1	$189,914	2.02%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,121.1			2,903.3
Other liabilities	280.8			495.7

Total noninterest-bearing liabilities	3,401.9			3,399.0

Total shareholders' equity	1,829.4			1,705.9

Total liabilities and shareholders' equity	$19,974.2			$17,682.0

SPREAD AND NET YIELD
Interest rate spread			3.69%			3.67%
Cost of funds supporting interest-earning assets			1.25%			1.57%
Net interest income/margin		$559,320	4.02%		$500,542	4.12%

(1) Based on the statutory income tax rate of 35%. (2) Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

        Noninterest income for the third quarter of 2004 was $104.1 million compared to $122.5 million in the same period of 2003. For the first nine months of 2004 compared to the same period in 2003, noninterest income was up $13.8 million (5%) to $285.5 million. The major categories of noninterest income for the three and nine months ended September 30, 2004 and 2003 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended			Nine Months Ended

			Percentage			Percentage
	Sept. 30	Sept. 30	Increase	Sept. 30	Sept. 30	Increase
($ in thousands)	2004	2003	(Decrease)	2004	2003	(Decrease)

Service charges on deposits	$48,115	$40,974	17%	$133,637	$115,229	16%
Card-related fees	15,994	12,483	28	43,844	36,210	21
Mortgage banking:
Mortgage loan origination and servicing fees	9,817	9,404	4	29,332	28,088	4
Amortization of mortgage servicing rights	(6,293)	(9,262)	(32)	(22,966)	(35,716)	(36)
Reversal of (Provision for) temporary
impairment of mortgage servicing rights	-	27,500	(100)	14,000	(15,000)	(193)
Gain on sales of mortgage loans	3,159	16,748	(81)	9,408	48,154	(80)
Loss on sale of mortgage servicing portfolio	(982)	-	-	(982)	-	-

Total mortgage banking	5,701	44,390	(87)	28,792	25,526	13

Retail investment fees	7,887	6,665	18	23,723	20,327	17
Trust fees	5,839	5,915	(1)	17,892	17,539	2
Insurance	4,808	4,914	(2)	14,381	14,241	1
Investment banking	5,017	2,914	72	12,454	9,359	33
Other service, collection and exchange charges	5,585	4,775	17	16,210	14,713	10
Other operating income:
Mortgage loan derivative income	(135)	(774)	(83)	(403)	(266)	52
Derivative income from customer-related interest
rate contracts	259	727	(64)	405	2,201	(82)
Other income	4,868	4,403	11	14,962	11,245	33

Total other operating income	4,992	4,356	15	14,964	13,180	14

Securities gains (losses), net	153	(4,859)	(103)	(20,387)	5,341	(482)

Total noninterest income	$104,091	$122,527	(15)%	$285,510	$271,665	5%

        Service charges on deposits increased $7.1 million (17%) for the third quarter and $18.4 million (16%) for the first nine months of 2004 over the comparable periods in 2003. Approximately 30% of the increase for the third quarter of 2004 is estimated to be related to service charges on deposit accounts acquired in the Coastal merger. The remaining increase is the result of growth in transaction-based fees due to an increase in the number of accounts from the high performance checking programs and increased account-related fees due to other revenue initiatives implemented late in the prior year. These increases were partially offset by a decline in fees on new deposit products featuring no service charges.

        Card-related fees increased $3.5 million (28%) for the third quarter and $7.6 million (21%) for the first nine months of 2004 over the same periods in 2003. The increase resulted from fees generated by Hibernia’s debit and credit cards due to increased activity and growth in accounts with annual card fees from the consumer and small business high performance checking products, as well as increased ATM fees. Also included in the increases for the quarter and year-to-date is approximately $1.1 million and $1.5 million, respectively, of fees from the Company’s 50% interest in The MerchantNet.com Corporation which was purchased in April 2004.

        Total mortgage banking income decreased $38.7 million (87%) in the third quarter and increased $3.3 million (13%) for the first nine months of 2004 as compared to the same periods in 2003.

        Mortgage loan origination and servicing fees increased $0.4 million (4%) in the third quarter and $1.2 million (4%) for the first nine months of 2004 compared to the same periods in 2003. Mortgage loan servicing fees totaled $8.7 million for the third quarter and $25.5 million for the first nine months of 2004, up $2.4 million (39%) and $6.2 million (32%), respectively, compared to the same periods in 2003. These increases are due to a higher volume of mortgage loans serviced in 2004. Mortgage loan origination fees totaled $1.1 million in the third quarter and $3.8 million for the first nine months of 2004, down $2.0 million (64%) and $5.0 million (56%), respectively, compared to the same periods in 2003. Theses decreases are due to a decline in the number of mortgage loans originated. Hibernia’s retail operations originated $342.2 million in mortgages for the purchase and refinancing of homes in the third quarter of 2004 compared to $754.2 million in the third quarter of 2003, due to decreased demand resulting from the interest rate environment.

        Amortization of mortgage servicing rights, a non-cash expense, decreased $3.0 million (32%) to $6.3 million in the third quarter and $12.8 million (36%) for the first nine months of 2004 from the same periods in 2003. These decreases are due to a decrease in expected prepayment speeds.

        On September 30, 2004 the Company sold substantially all of its mortgage servicing portfolio to CitiMortgage, Inc. for $126.2 million. The net carrying value of the capitalized mortgage servicing rights sold was $123.4 million. After recording expenses of $3.8 million associated with the sale, the transaction resulted in a net loss of $1.0 million. The Company retained a portion of its capitalized mortgage servicing rights portfolio, which is recorded in intangible assets and had a net carrying amount of $0.4 million at September 30, 2004. Subsequent to September 30, 2004, loans with servicing rights valued at approximately $1.3 million were identified as exclusions from the CitiMortgage purchase and sale agreement. It is anticipated that these servicing rights will be sold under a separate agreement in the near future. This event did not materially affect the balances or operating results recorded at September 30, 2004. The mortgage servicing rights portfolio totaled $123.1 million at September 30, 2003 which was net of a reserve for temporary impairment of $27.6 million. The sale of the servicing portfolio will enable the Company to eliminate the earnings volatility associated with the valuation of that asset. This sale will also reduce future mortgage loan servicing fees as well as the related amortization expense. The Company intends to sell the servicing rights associated with future mortgage loan sales.

        No reversal or provision expense for the temporary impairment of mortgage servicing rights was recorded in the third quarter of 2004. The Company reversed $27,500,000 of previously recorded temporary impairment expense in the third quarter of 2003. For the nine months ended September 30, 2004, the Company recorded net reversals of $14,000,000 of previously recorded temporary impairment expense. Provision expense for mortgage servicing rights of $15,000,000 was recorded for the nine months ended September 30, 2003.

        Gain on sales of mortgage loans decreased $13.6 million (81%) in the third quarter and $38.7 million (80%) for the first nine months of 2004 compared to the same periods of 2003. These decreases were due to a reduction in the volume of loans originated as a result of Hibernia’s strategic decision to exit correspondent mortgage lending and the current rate environment. In the third quarter of 2004, Hibernia originated $351.8 million in residential first mortgages for the purchase and refinancing of homes compared to $1.9 billion in the third quarter of 2003.

        Retail investment fees increased $1.2 million (18%) in the third quarter and $3.4 million (17%) for the first nine months of 2004 over the comparable periods in 2003. The growth was due to increased sales of fixed annuities and higher brokerage commissions due to an increased volume of sales of mutual funds, stocks and bonds.

        Hibernia National Bank manages mutual funds and, through a wholly-owned subsidiary, acts as a broker in providing access to mutual funds and variable annuities, but does not underwrite annuities. Through an insurance subsidiary of Hibernia Corporation, the Company also provides access to fixed annuities. Income from the sale and servicing of mutual funds and annuities totaled $8.3 million for the third quarter and $24.5 million for the first nine months of 2004, an increase of $2.0 million (32%) and $5.2 million (27%) from the third quarter and first nine months of 2003, respectively. These commissions and fees are included in retail investment and trust fees.

        Investment banking income increased $2.1 million (72%) in the third quarter and $3.1 million (33%) for the first nine months of 2004 as compared to the same periods in 2003. The growth for the quarter and year was due to increases in commissions as well as management and underwriting fees in connection with an initial public offering in 2004 that were generated by the Company’s investment banking subsidiary.

        Other service, collection and exchange charges increased $0.8 million (17%) in the third quarter and $1.5 million (10%) for the first nine months of 2004 over the comparable periods in 2003. The increase in the third quarter is due to growth in commercial letter of credit fees. The growth for the year was due to increases in commercial letter of credit fees and credit life protection income, partially offset by a decrease in indirect lending servicing fee income as a result of the repurchase of the indirect auto loans securitized in 2001.

        Other operating income increased $0.6 million (15%) in the third quarter and $1.8 million (14%) for the first nine months of 2004 as compared to the same periods in 2003. Mortgage loan derivative income increased $0.6 million (83%) in the third quarter and decreased $0.1 million (52%) for the first nine months of 2004 compared to the same periods in 2003, due to fluctuations in mortgage production. Derivative income associated with customer-related interest rate contracts decreased $0.5 million (64%) in the third quarter and $1.8 million (82%) for the first nine months of 2004 as compared to the same periods in 2003 due to a reduction in volume of derivatives sold. The decrease was partially offset by higher revenues included in other income which were generated from the sales of a package of non-bank benefits marketed to Hibernia’s customers.

        The Company recorded net securities gains of $0.2 million in the third quarter and net losses of $20.4 million for the first nine months of 2004 compared to net losses of $4.9 million for the third quarter of 2003 and net gains of $5.3 million for the first nine months of 2003. The Company recorded securities losses of $18.4 million in the second quarter of 2004 from the sale of approximately $300 million in securities as a part of a restructuring of Hibernia’s balance sheet in a rising rate environment. This restructuring was designed to increase the yield and cash flow and shorten the average life of the investment securities portfolio. In addition, the Company recorded other-than-temporary impairment of $4.0 million on Fannie Mae preferred stock and $1.5 million on a private equity investment in the second quarter of 2004. These losses were partially offset by miscellaneous net gains on sales of other securities for the quarter and year. The net securities loss of $4.9 million in the third quarter of 2003 was due to sales of securities. The year-to-date 2003 net gain of $5.3 million was due to net gains on sales of securities totaling $5.3 million, offset by a loss of $119,000 due to the writedown for other-than-temporary impairment of private equity securities.

NONINTEREST EXPENSE

        For the third quarter of 2004, noninterest expense totaled $166.4 million, a $16.5 million (11%) increase from the third quarter of 2003. For the first nine months of 2004 compared to the same period in 2003, noninterest expense was up $39.4 million (9%) to $472.2 million. Noninterest expense for the three and nine months ended September 30, 2004 and 2003 is presented by major category in Table 11. Included in noninterest expense for the third quarter and first nine months of 2004 is $2.3 million and $5.7 million, respectively, of Coastal merger-related costs. These expenses include items such as salaries, occupancy and equipment, data processing and advertising, as well as other expenses associated with the merger and integration of Coastal.

        Staff costs, which represent the largest component of noninterest expense, increased $11.6 million (15%) in the third quarter and $19.6 million (9%) for the first nine months of 2004 as compared to the same periods a year ago. Included in staff costs for the third quarter and the first nine months of 2004 are salaries for employees retained in the Coastal merger approximating $3.0 million and $4.5 million, respectively, as well as an additional $0.7 million and $1.7 million respectively, of merger-related expenses due to duplicate operations. The increase in staff costs compared to the prior year was also due to annual wage increases and higher incentives in revenue generating areas such as the private client group, investment banking, and retail and business banking.

        In connection with the sale of its mortgage servicing portfolio, Hibernia expects to record additional severance and retention related costs of approximately $1 million prior to the transfer of the mortgage servicing files in first-quarter 2005.

        Occupancy and equipment expenses increased $4.2 million (24%) to $22.0 million for the third quarter and $8.1 million (15%) to $61.3 million for the first nine months of 2004 compared to the same periods in 2003. These increases are due to increased rent and real estate taxes due in part to the Coastal merger and the Texas de novo branch expansion as well as increased maintenance and depreciation expenses.

TABLE 11 - NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended

			Percentage			Percentage
	Sept. 30	Sept. 30	Increase	Sept. 30	Sept. 30	Increase
($ in thousands)	2004	2003	(Decrease)	2004	2003	(Decrease)

Salaries	$73,631	$63,332	16%	$206,167	$189,483	9%
Benefits	13,716	12,424	10	42,075	39,124	8

Total staff costs	87,347	75,756	15	248,242	228,607	9

Occupancy, net	12,411	9,571	30	34,003	28,682	19
Equipment	9,624	8,245	17	27,323	24,526	11

Total occupancy and equipment	22,035	17,816	24	61,326	53,208	15

Data processing	9,540	9,117	5	28,791	27,430	5
Advertising and promotional expenses	8,350	5,786	44	24,431	18,226	34
Amortization of purchase accouting intangibles	1,904	1,240	54	4,616	3,864	19
Foreclosed property expense, net	(493)	9,650	(105)	(708)	9,707	(107)
Telecommunications	2,665	2,301	16	7,559	6,928	9
Postage	2,296	2,080	10	6,683	6,067	10
Stationery and supplies	2,357	1,860	27	7,074	6,138	15
Professional fees	2,144	1,707	26	6,357	6,053	5
State taxes on equity	4,334	4,306	1	13,448	12,981	4
Card-related expense	3,010	2,302	31	8,533	6,559	30
Regulatory expense	1,231	1,089	13	3,451	3,214	7
Loan collection expense	2,430	2,457	(1)	6,396	7,085	(10)
Other	17,201	12,385	39	46,013	36,711	25

Total noninterest expense	$166,351	$149,852	11%	$472,212	$432,778	9%

Efficiency ratio	55.97%	53.74%		54.58%	56.43%

(1) Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

         Data processing expense increased $0.4 million (5%) for the third quarter and $1.4 million (5%) for the first nine months of 2004 compared to the same periods in 2003, due to higher outside data processing expenses associated with the Coastal acquisition and an increase in amortization expense of computer software.

        Advertising and promotional expenses increased $2.6 million (44%) to $8.4 million for the third quarter and $6.2 million (34%) to $24.4 million for the first nine months of 2004 compared to the same periods in 2003. The increase from the prior year was due to increased marketing expenses in the Texas markets associated with the Coastal acquisition and the de novo Texas expansion, in addition to the free checking campaign in the Texas markets.

        Amortization of purchase accounting intangibles increased $0.7 million (54%) in the third quarter of 2004 and $0.8 million (19%) for the first nine months of 2004 due to increased amortization of core deposit intangibles originating from the Coastal acquisition.

        Foreclosed property expense decreased $10.1 million (105%) for the third quarter and $10.4 million (107%) for the first nine months of 2004 compared to the same periods in 2003. In the third quarter of 2003, the Company recorded a $9.6 million valuation adjustment of an energy asset that was reclassified from private equity investments to other foreclosed assets.

        Stationery and supplies expense increased $0.5 million (27%) for the third quarter and $0.9 million (15%) for the first nine months of 2004 compared to the same periods in 2003, primarily due to the Coastal acquisition.

        Card-related expenses increased $0.7 million (31%) for the third quarter and $2.0 million (30%) for the first nine months of 2004 compared to the same periods in 2003, due to higher processing expenses resulting from an increase in the volume of debit card and ATM transactions.

        Other noninterest expense increased $4.8 million (39%) for the third quarter and $9.3 million (25%) for the first nine months of 2004 as compared to the same periods in 2003. These increases are due to higher employee-related travel and training expenses associated with the Coastal merger and Texas de novo branch expansion, and increased non-sufficient funds and overdraft charge-offs.

        The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the third quarter of 2004 was 55.97% compared to 53.74% for the third quarter of 2003. The ratio for the first nine months of 2004 improved to 54.58% compared to 56.43% for the first nine months of 2003. Activity in mortgage banking had a large impact on these ratios.

INCOME TAXES

        The Company recorded $40.8 million in income tax expense in the third quarter of 2004, a $3.6 million (10%) increase from $37.2 million in the third quarter of 2003. For the first nine months of 2004, income tax expense totaled $115.9 million, a $15.3 million (15%) increase from $100.6 million for the first nine months of 2003. The Company’s effective tax rate for the third quarter of 2004 was 34.8% as compared to 34.9% for the third quarter of 2003. For the first nine months of 2004 the Company’s effective tax rate was 34.9%, as compared to 35.0% for the same period of 2003.

        Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

        The Company’s segment information is presented by lines of business with each line providing various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial, Investments and Public Funds and Other. The Consumer segment provides individuals with comprehensive products and services, including mortgage and other loans, deposit accounts, trust and investment management, brokerage, and life and health insurance. The Small Business and Commercial segments provide business entities with comprehensive products and services, including loans, deposit accounts, leasing, treasury management, merchant processing, investment banking, and property and casualty insurance. The Small Business segment provides products and services to mid-size and smaller business entities and the Commercial segment provides products and services to larger business entities. The Investments and Public Funds segment includes the management of public entity deposits and provides the treasury function for the Company by managing the investment portfolio, interest rate risk and liquidity and funding positions. The provision for temporary impairment of mortgage servicing rights, primarily a function of interest rate risk, is also included in this segment. The Other segment includes the areas of support services and facilities management as well as income and expense items considered to be unusual. Segment net income for the first nine months of 2004 and 2003 is presented in Table 12.

TABLE 12 - SEGMENT RESULTS

	Nine Months Ended

			Percentag	e
	Sept. 30	Sept. 30	Increase
($ in thousands)	2004	2003	(Decrease	)

Consumer	$125,763	$120,992	4%
Small Business	44,618	38,761	15
Commercial	50,134	32,906	52
Investments and Public Funds	(263)	8,310	(103)
Other	(6,487)	(16,380)	60

Segment total	213,765	184,589	16
Reconciling items(1)	2,072	2,254	(8)

Total net income	$215,837	$186,843	16%

(1)For a discussion of reconciling items refer to Note 7 of the consolidated financial statements.

        Net income for the Consumer segment was $125.8 million for the first nine months of 2004, up $4.8 million (4%) from the same period in 2003. The Consumer segment benefited from a strong increase in its retail area due in part to increased transaction based fees and card-related fees. These increases were offset by declines in the mortgage area due to the Company’s decision to exit correspondent mortgage banking and the interest rate environment. The Small Business segment net income was up $5.9 million (15%) to $44.6 million for the first nine months of 2004 from $38.8 million for the same period in 2003. The Commercial segment net income increased $17.2 million (52%) to $50.1 million for the first nine months of 2004 from $32.9 million for the same period of 2003. The increases in the Small Business and Commercial segments were due to increases in net interest income associated with growth in loans and deposits, as well as the Coastal merger. In addition, the Commercial segment benefited from a strong increase in its treasury management area. The Investments and Public Funds segment net loss was $0.3 million for the first nine months of 2004 as compared to net income of $8.3 million for the same period in 2003. The net interest income portion of this segment was negatively affected by expected margin compression. This segment’s noninterest income was positively impacted by the reversal of $14.0 million of the temporary impairment of mortgage servicing rights in 2004 compared to a provision expense of $15.0 million in 2003, offset by declines due to net securities losses in 2004 compared to net securities gains in 2003. The Other segment net loss totaled $6.5 million for the first nine months of 2004 as compared to a net loss of $16.4 million for the same period in 2003. The Other segment for the nine months ended September 30, 2003, was negatively impacted by the $20.7 million of charges related to the prepayment of a $300 million FHLB advance and termination of the related interest rate swap, discussed earlier, and $6.1 million of charges related to the reduction in force in the second quarter of 2003.

CAPITAL

        Shareholders’ equity totaled $1,891.5 million at September 30, 2004, up $164.6 million (10%) compared to $1,726.9 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $287.3 million, the issuance of $40.5 million of common stock and a $10.7 million increase in accumulated other comprehensive income. These increases were partially offset by the declaration of $113.8 million in dividends on common stock and the acquisition of $74.7 million of treasury stock.

        Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 13 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 13 - CAPITAL

	Sept. 30	June 30	March 31	Dec. 31	Sept. 30
($ in millions)	2004	2004	2004	2003	2003

Risk-based capital:
Tier 1	$1,557.9	$1,514.4	$1,566.5	$1,534.1	$1,471.3
Total	1,866.4	1,826.1	1,753.5	1,717.1	1,646.6

Assets:
Quarterly average assets (1)	20,884.0	19,699.1	18,297.0	17,740.1	17,686.3
Net risk-adjusted assets	16,656.4	16,917.6	14,939.0	14,609.0	13,981.7

Ratios:
Tier 1 risk-based capital	9.35%	8.95%	10.49%	10.50%	10.52%
Total risk-based capital	11.21%	10.79%	11.74%	11.75%	11.78%
Leverage	7.46%	7.69%	8.56%	8.65%	8.32%

(1) Excluding the adjustment for accumulated other comprehensive income and disallowed assets.

        In connection with the merger of Coastal, the Company assumed a total of $61.9 million of subordinated debentures issued by Coastal Capital Trust I and II and became the sponsor of Coastal Capital Trust I and II, business trusts that issued cumulative trust preferred securities totaling $60.0 million, discussed further in the “Borrowings” section of this analysis. Coastal Capital Trust I and II are special purpose entities that are not consolidated under the requirements of Financial Accounting Standards Board Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities.” Under Federal Reserve Bank regulatory capital requirements, bank holding companies can include in Tier I capital the amount of notes payable to unconsolidated subsidiaries that issue qualifying trust preferred securities, net of the bank holding company’s investment in the special purpose entities, up to the limits for cumulative preferred stock. At September 30, 2004, the Company included $59.7 million in Tier 1 capital relating to these instruments.

        The Company’s capital ratios declined as a result of the Coastal merger. The Company leverage ratio decreased to 7.46% in the third quarter of 2004, compared to 8.32% a year earlier. The decline resulted from the cash purchase of Coastal and was in line with management’s expectations. Management believes the purchase of Coastal is an excellent use of accumulated capital, and with the Company’s current risk profile, is comfortable operating the Company with this level of capital.

        In the third quarter of 2004, the Company repurchased approximately 871,000 shares of its common stock at a weighted average price of $25.83. Included in the total shares repurchased in the third quarter were approximately 69,000 shares attributable to a buyback plan announced in July 2003. Shares totaling approximately 781,000 repurchased in the third quarter were acquired under the repurchase plan authorized by the Hibernia’s Board of Directors in April 2004, that allows for the repurchase of up to 3.5 million shares of the Company’s common stock through April 2005. Approximately 21,000 shares were repurchased pursuant to stock option plans which allow for the surrender of shares to pay for the exercise price of stock options or to satisfy tax withholding obligations that arise from the exercise of stock options or vesting of restricted stock awards. At September 30, 2004, the Company held 15.6 million shares of treasury stock purchased at a cumulative weighted average price of $18.61.

        Hibernia’s dividend payout ratio for the third quarter of 2004 was 40.0%. The Company continues to evaluate its dividend payout policy as part of its capital management. Hibernia’s future dividend payout ratio is targeted between 35 and 45 percent, although the payout target is subject to change and the dividend payments are at the discretion of its Board of Directors and subject to regulatory requirements.

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

        Core deposits maintained at competitive rates are the Company’s primary source of liquidity. Core deposits totaled $14.0 billion at September 30, 2004, a $2.8 billion (24%) increase from September 30, 2003. This increase is primarily the result of the Coastal merger, adding approximately $1.7 billion in deposits as of the merger date, increasing Hibernia’s extensive banking office network, and aided by the continued marketing and success of the Company’s high performance deposit products, discussed earlier. Management expects the volume of core deposits to increase further in the near future as a result of the Company’s strategic expansion into Texas markets and the continued promotion of the high performance deposit products. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination and brokered certificates of deposit were additional sources of liquidity for the Company.

        The loan-to-deposit ratio, one measure of liquidity, was 92.6% at September 30, 2004, 93.6% at June 30, 2004, and 90.3% at September 30, 2003. Another indicator of liquidity is the large-liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 15.9% of Hibernia’s loans and securities were funded by net large liabilities (total large liabilities less short-term investments) in the third quarter of 2004, down from 16.3% in the second quarter of 2004 and 16.5% in the third quarter of 2003. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

        Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $4.2 billion residential first mortgage loan portfolio and $2.5 billion indirect consumer loan portfolio. The Company also has available federal funds lines of credit totaling $3.3 billion at September 30, 2004 and its membership in the FHLB which provided an additional line totaling $3.4 billion at September 30, 2004 to further augment liquidity by providing a readily accessible source of funds at competitive rates. Outstanding borrowings under these facilities totaled $1.8 billion at September 30, 2004.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

        Reference is made to page 29 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.      Controls and Procedures

        As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in the Company’s internal control over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Purchases of Equity Securities. The following table sets forth the information required by Item 703 of Regulation S-K for the repurchase of shares of Hibernia Corporation Class A Common Stock.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of	yet be purchased
	of shares	Average price	publicly announced	under the plans
	purchased (1)	paid per share	plans or programs	or programs (2)

July 1 through July 31, 2004	148,617	$ 25.03	130,000	3,438,800
August 1 through August 31, 2004	422,603	$ 25.85	420,000	3,018,800
September 1 through September 30, 2004	300,000	$ 26.19	300,000	2,718,800

(1) Shares purchased include shares repurchased under authorized buyback plans and shares surrendered to pay for the exercise price of stock options or to satisfy tax withholding obligations that arise from the exercise of stock options or vesting of restricted stock awards.

(2) In July 2003, the Company's Board of Directors authorized a buyback plan allowing for the repurchase of up to 3.5 million shares of its common stock through July 2004. In April 2004, the Company's Board of Directors extended the July 2003 buyback plan until April 2005 and authorized a new buyback program allowing for the repurchase of up to 3.5 million additional shares of its common stock through April 2005. Purchases under this new program began on July 27, 2005 when all remaining shares in the July 2003 plan were repurchased.

Item 5.      Other Information

        Under the Chief Executive Officer’s Employment Agreement, the term automatically extends each year on December 31 unless Hibernia Corporation or the Bank has given the Chief Executive Officer or the Chief Executive Officer has given Hibernia Corporation or the Bank written notice of non-renewal at least 90 days prior to the date of such automatic extension (unless the Chief Executive Officer’s employment has otherwise been terminated in accordance with the terms of the Agreement). Following review by Hibernia’s Executive Compensation Committee, the Corporation and the Bank determined not to give a notice of non-renewal. Because no such notice of non-renewal was given by any party, on December 31, 2004, the Agreement will be extended for an additional year (through December 31, 2007) in accordance with its terms.

        On September 21, 2004, the Board of Directors approved an increase in board and committee meeting fees (effective October 1, 2004) and an increase in annual retainer fees (effective following the 2005 annual meeting of shareholders) for outside directors, as set forth in Exhibit 10.71. In approving these increases, the directors reviewed director compensation of certain companies in Hibernia’s peer group as well as trends in director compensation generally and considered that there had been no increases in meeting fees since 1996 and no increases in retainer fees since 1995 for directors other than the Chairman of the Board and since 1997 for the Chairman of the Board.

Item 6.      Exhibits

EXHIBIT	DESCRIPTION

2.1	Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Agreement and Plan of Merger, dated as of December 1, 2003, between Hibernia Corporation, Hibernia Acquisition Corporation and Coastal Bancorp, Inc.)

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

4.1	Exhibit 4.1 to the Form S-3 Registration Statement (No. 333-87370) of Coastal Bancorp, Inc. and Coastal Capital Trust I, filed with the Commission on May 1, 2002, is hereby incorporated by reference (Form of Indenture of Coastal Bancorp, Inc. Relating to the Junior Subordinated Debentures issued to Coastal Capital Trust I)

4.2	Exhibit 4.2 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Indenture of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

4.3	Exhibit 4.3 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Registration Rights Agreement of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)

10.62	Exhibit 10.62 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)

10.63	Exhibit 10.63 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank)

10.64	Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Executive Bonus Insurance Plan of Hibernia Corporation effective as of January 1, 2004)

10.65	Amendment to Hibernia Corporation 2003 Long-Term Incentive Compensation Plan made as of September 22, 2004

10.66	Mortgage Servicing Purchase and Sale Agreement dated and effective as of September 30, 2004 by and between Hibernia National Bank and CitiMortgage, Inc.*

10.67	Form of Grant of Restricted Stock Providing for Immediate Vesting

10.68	Form of Grant of Restricted Stock Providing for Future Vesting

10.69	Form of Grant of Nonqualified Stock Option to Employee

10.70	Form of Grant of Nonqualified Stock Option to Director

10.71	Director Retainer and Meeting Fees for Outside Directors

10.72	Discussion of extension of Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002, as amended (which Employment Agreement and amendment are listed as Exhibits 10.55 and 10.63) is hereby incorporated by reference from Part II, Item 5 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294)

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

The Company is a party to long-term debt agreements, the total amount of which do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Upon request of the Commission, the Company will furnish to the Commission a copy of each such agreement.

*	Certain exhibits to this Exhibit are omitted. A list of omitted exhibits is provided in the Exhibit and the Company agrees to furnish to the Commission as a supplement a copy of any omitted exhibits upon request.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBERNIA CORPORATION (Registrant)

Date: November 3, 2004	By: /s/ Jan M. Macaluso
Jan M. Macaluso
Executive Vice President and Controller
Chief Accounting Officer
(in her capacity as a duly authorized officer
of the Registrant and in his capacity as
Chief Accounting Officer)