Form 10-K
period 2004-12-31
HIBERNIA CORP
filed 2005-03-04
CIK 47288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file No. 1-10294

HIBERNIA CORPORATION

(Exact name of registrant as specified in its charter)

LOUISIANA	72-0724532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

313 CARONDELET STREET, NEW ORLEANS, LOUISIANA	70130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 533-2831

Securities registered pursuant to Section 12 (b) of the Act:

CLASS A COMMON STOCK, NO PAR VALUE

(Title of class)

NEW YORK STOCK EXCHANGE

(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act). YES ☒ NO ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the New York Stock Exchange on June 30, 2004, which was the last trading day of the most recently completed second quarter of fiscal 2004, of $24.30 was $3,638,702,058

The aggregate number of shares outstanding of each of

the Registrant’s classes of common stock as of February 28, 2005.

Class A Common Stock, no par value – 155,155,016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s annual report to shareholders for the year ended December 31, 2004 are incorporated by reference into Parts II and IV of this Report.

Portions of the Registrant’s definitive proxy statement for its 2005 Annual Meeting, which will be filed within 120 days of December 31, 2004, are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

Certain information required by Form 10-K is incorporated by reference to the Annual Report as indicated by page number reference or “**” below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
Item 1	Business	*
Item 2	Properties	*
Item 3	Legal Proceedings	*
Item 4	Submission of Matters to a Vote of Security Holders	None
Item X	Executive Officers of the Registrant	*

PART II
Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	**
Item 6	Selected Financial Data	10
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-43
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	27-29
Item 8	Financial Statements and Supplementary Data	46-86
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A	Controls and Procedures	**
Item 9B	Other Information	*

PART III
Item 10(1)	Directors and Executive Officers of the Registrant
Item 11(1)	Executive Compensation
Item 12(1)	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13(1)	Certain Relationships and Related Transactions
Item 14(1)	Principal Accountant Fees and Services

PART IV
Item 15	Exhibits and Financial Statement Schedules
(a) Financial Statements
	Report of Independent Registered Public Accounting Firm	46
Hibernia Corporation and Subsidiaries:
	Consolidated Balance Sheets - December 31, 2004 and 2003	47
	Consolidated Income Statements - Years Ended December 31, 2004, 2003 and 2002	48
	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2004, 2003 and 2002	49
	Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002	50
	Notes to Consolidated Financial Statements	51-86
	(b) Exhibits	***

*	This information is included in the Form 10-K and is not incorporated by reference to the Annual Report.

**	This information is included, in part, in the Form 10-K and, in part, incorporated by reference to the inside cover of the Annual Report for Part II, Item 5 and to pages 44-45 of the Annual Report for Part II, Item 9A. The information required by item 201(d) of Regulation S-K is included in Part III, Item 12 of this Report on Form 10-K.

***	Exhibits have been separately filed with or furnished to the Commission.

(1)

The material required by Items 10 through 14 is incorporated by reference to the Company’s definitive proxy statement for its 2005 Annual Meeting which will be filed with the Commission within 120 days of December 31, 2004 (except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I, Item X, and the information relating to Item 201(d) of Regulation S-K, which is included in Part III, Item 12 of this Form 10-K); however, the “Executive Compensation Committee Report” and the “Stock Performance Graph” contained therein are not incorporated herein by reference.

PART I

Item 1.	BUSINESS

Hibernia Corporation (the Company) is a Louisiana business corporation organized in 1972. The Company became a bank holding company in 1973 and a financial holding company in 2000. As of December 31, 2004, the Company was the largest publicly traded financial holding company headquartered in Louisiana with assets of $22.3 billion and deposits of $17.4 billion. Hibernia National Bank (Bank), the Company’s sole depository institution subsidiary, was chartered as a national banking association in 1933 and can trace its origins back to 1870. As a financial holding company, the Company can offer a broad range of products and services that are financial in nature. In addition to the Bank, the Company also owns nonbank subsidiaries which engage in insurance brokerage and investment banking businesses.

As of December 31, 2004, the Company operated in 314 locations in 34 Louisiana parishes and 34 Texas counties and two mortgage loan production and retail brokerage services offices in southern Mississippi. The Company also maintains a transactional website that offers certain banking services online.

Effective May 13, 2004, Hibernia merged with Coastal Bancorp, Inc. (Coastal), parent of a $2.7-billion-asset Texas savings bank. The transaction significantly expanded Hibernia’s presence in Houston and provided entry into Austin, Corpus Christi, the Rio Grande Valley and other communities in South Texas. The merger was accounted for as a purchase, and the results for 2004 include the operating results of Coastal from the date of consummation of the merger. Following the completion of the merger, loans and deposits reached record levels.

On April 28, 2004, Hibernia National Bank purchased 50% of the outstanding shares of The MerchantNet.com Corporation (MerchantNet), with an option to purchase the remaining 50% at a later date. MerchantNet is a provider of payment solutions for merchants and is currently doing business under the name “Hibernia Merchant Services.”

The Company began a de novo office expansion into high-growth Texas markets in 2003 with the opening of three branches. During 2004, 12 new offices were built in the Dallas-Fort Worth and Houston markets. The Company plans to open approximately 20 new branches in those markets in 2005. In addition, the Board of Directors has authorized an additional capital investment to extend the program. The Company expects to have opened approximately 70 offices as part of the Texas de novo expansion by 2007.

In 2002, the Company enhanced its expertise in life insurance and financial planning by purchasing Friedler/LaRocca Financial Partners, L.L.C., a New Orleans based firm specializing in life insurance and other financial services for wealthy clients.

The Company offers a broad array of financial products and services, including retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; merchant processing; property and casualty, life, and health insurance; trust and investment management; and retail brokerage, and provides access to alternative investments, including stocks, bonds, mutual funds and annuities.

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

At December 31, 2004, the Company and its subsidiaries had 6,210 full-time equivalent employees.

Information on the Company’s various segments is presented by line of business. Each line of business is a strategic unit that provides various products and services to groups of customers that have certain common characteristics. The Company’s reportable operating segments are Consumer, Small Business, Commercial, and Investments and Public Funds. The Other segment includes the areas of support services and facilities management. Further segment information is included in Note 29 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report. For a discussion of operating results, see the “Segment Results” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report. The portion of the Company’s revenue derived from foreign customers is not a material portion of its overall revenues.

The Company’s primary assets are loans. At December 31, 2004, loans represented 70% of the Company’s total assets.

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

The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Commercial and small business nonaccrual loans are considered to be impaired in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” when it is probable that all amounts due in accordance with the contractual terms will not be collected. For purposes of determining impairment, consumer loans are collectively evaluated as they are considered to be comprised of large groups of smaller-balance homogenous loans and therefore are not individually evaluated for impairment under the provision of SFAS No. 114. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based primarily on historical charge-offs considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. These general reserves are then adjusted for other factors which could impact expected losses including the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, management considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact the credit quality and collectibility of the loan portfolio as well as reviews performed by internal and external examiners are also considered. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of over- or under-allocations of specific reserves.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios, which are key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. The review of reserve adequacy is performed by executive management and presented to the Board of Directors quarterly for its review, consideration, and ratification. See “Reserve and Provision for Loan Losses” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report for a further discussion of the reserve for loan losses.

COMPETITION

The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks for deposits, loans, and trust accounts and with savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Louisiana and Texas, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies, insurance agencies, merchant processors and governmental agencies. These competitors are actively engaged in marketing various types of loans, deposits, commercial paper, short-term obligations, investments, insurance and other products and services.

SUPERVISION AND REGULATION

The financial services industry is extensively regulated under both federal and state law. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the Federal Reserve Bank of Atlanta. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). Insurance agency subsidiaries are regulated by state agencies in the states in which they operate. Hibernia Investments, L.L.C., a subsidiary of the Bank, and Hibernia Southcoast Capital, Inc., a subsidiary of the Company, are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., and the Louisiana Office of Financial Institutions, through the Deputy Commissioner of Securities. The small business investment company subsidiary is regulated by the Small Business Administration. The Company is subject to the Bank Holding Company Act (BHCA), which requires the Company to obtain the prior approval of the FRB to acquire a significant equity interest in any additional banks or bank holding companies. Under the provisions of the Gramm-Leach-Bliley Act (GLBA), the Company is eligible to engage in nonbanking activities which are financial in nature by notifying, or in certain cases obtaining the prior approval of, the FRB. Under the GLBA, subsidiaries of financial holding companies engaged in nonbank activities are supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context. Although the FRB continues to be the primary “umbrella” regulator of financial holding companies, the GLBA limits the ability of the FRB to order a financial holding company subsidiary which is regulated by the SEC or a state insurance authority to provide funds or assets to an affiliated depository institution under the FRB’s “source of strength” doctrine.

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

The Company is also subject to the provisions of the Sarbanes–Oxley Act of 2002 (the Act), which was signed into law on July 30, 2002. The Act addresses many aspects of financial accounting, corporate governance and public company disclosure. Among other things, it establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and audit committees. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the auditors. The non-audit services that can be provided to a company by its auditor are limited. Audit committee members are subject to specific rules addressing their independence. The Act also requires enhanced and accelerated financial disclosures, and it establishes various responsibility measures (including, for example, requiring the chief executive officer and chief financial officer to certify to the quality of a company’s financial reporting). The Act imposes restrictions on and accelerated reporting requirements for certain insider trading activities. It imposes a variety of penalties for fraud and other violations and creates a new federal felony for securities fraud.

Section 404 of the Act became effective for the year ended December 31, 2004. This section requires management to state its responsibility for establishing and maintaining an adequate internal control structure and procedures for financial control and to include an assessment of the effectiveness of the internal control structure and procedures for financial reporting as of the most recent fiscal year end. In addition, this section requires the registered accounting firm that issues the audit report to attest and report on the assessment made by management. Management’s report and the related attestation report from the Company’s registered public accounting firm are included with the Company’s consolidated financial statements.

LOAN PORTFOLIO

The amounts and percentages of loans outstanding by type are as follows.

	December 31
($ in thousands)	2004		2003		2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial, financial and agricultural	$2,862,879	18%	$2,631,819	20%	$2,487,741	22%	$2,598,148	23%	$3,125,067	26%
Real estate - construction	1,207,144	8	748,381	6	557,432	5	577,824	5	158,429	1
Real estate - mortgage	7,970,905	51	6,120,172	48	5,332,519	46	5,290,059	47	5,816,524	48
Consumer	3,041,759	19	2,795,878	22	2,508,340	22	2,187,775	19	2,515,462	21
Lease financing	134,965	1	159,228	1	190,288	2	183,178	2	167,406	1
All other	501,564	3	427,508	3	415,892	3	403,998	4	341,790	3

Total	$15,719,216	100%	$12,882,986	100%	$11,492,212	100%	$11,240,982	100%	$12,124,678	100%

SELECTED LOAN MATURITIES

The following table shows selected categories of loans outstanding as of December 31, 2004, which, based on remaining scheduled repayments of principal, are due in the periods indicated. In addition, the amounts contractually due after one year are summarized according to their interest sensitivity.

	Maturing
($ in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$1,385,222	$1,252,207	$225,450	$2,862,879
Real estate - construction	604,084	446,983	156,077	1,207,144

Total	$1,989,306	$1,699,190	$381,527	$4,070,023

			Interest Sensitivity
($ in thousands)			Fixed Rate	Variable Rate
Due after one but within five years			$446,920	$1,252,270
Due after five years			188,987	192,540

Total			$635,907	$1,444,810

SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of activity in the reserve for loan losses.

	Year Ended December 31
($ in thousands)	2004	2003	2002	2001	2000
Balance of reserve for loan losses at beginning of period	$213,275	$212,765	$195,766	$178,253	$156,072

Addition due to purchase transactions	20,836	—	—	—	450

Transfer due to auto securitization	—	—	—	(7,168)	—
Transfer due to mortgage securitizations	—	—	—	(123)	(68)
Transfer to a reserve for lending related commitments	(6,000)	—	—	—	—

Loans charged off:
Commercial, financial and agricultural	(12,877)	(26,428)	(29,101)	(47,246)	(65,277)
Real estate - construction	(346)	(653)	(359)	(665)	(1)
Real estate - mortgage	(9,826)	(6,618)	(10,030)	(6,194)	(17,173)
Consumer	(37,396)	(37,598)	(38,036)	(35,165)	(28,761)
Lease financing	(2,161)	(1,973)	(2,261)	(1,739)	(1,034)
All other	—	(1)	(48)	(616)	(207)

Total charge offs	(62,606)	(73,271)	(79,835)	(91,625)	(112,453)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	5,362	4,968	5,925	6,900	3,915
Real estate - construction	9	5	70	23	58
Real estate - mortgage	1,969	1,960	1,925	4,003	2,523
Consumer	5,870	5,786	7,964	8,153	7,055
Lease financing	300	275	240	39	3
All other	309	737	85	61	48

Total recoveries	13,819	13,731	16,209	19,179	13,602

Net loans charged off	(48,787)	(59,540)	(63,626)	(72,446)	(98,851)
Additions to reserve charged to operating expense	48,250	60,050	80,625	97,250	120,650

Balance at end of period	$227,574	$213,275	$212,765	$195,766	$178,253

Ratio of net charge-offs to average loans outstanding	0.34%	0.50%	0.56%	0.62%	0.86%

On December 31, 2004, the Company transferred its reserve for lending related commitments from the reserve for loan losses to other liabilities. This reserve is maintained to cover probable credit losses inherent in lending related commitments, which include unfunded commitments to extend credit, letters of credit, financial guarantees (standby letters of credit) and derivative instruments.

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

($ in thousands)	2004	2003	2002	2001	2000
Reserve at end of period:
Commercial, financial and agricultural(1)	$42,987	$42,276	$55,867	$68,390	$59,618
Real estate - construction	11,744	5,482	4,580	5,376	1,728
Real estate - mortgage	63,145	39,747	37,163	28,080	31,390
Consumer	91,349	73,121	60,635	46,170	56,994
Not allocated	18,349	52,649	54,520	47,750	28,523

Total	$227,574	$213,275	$212,765	$195,766	$178,253

(1)	Includes lease financings

In 2004, the Company refined its approach to allocating the allowance for loan losses. Many of the factors which were previously considered in the unallocated reserve are now considered in general reserves. As a result, the unallocated portion of the reserve declined substantially from the prior year. Prior years were not restated for this change.

MATURITIES OF LARGE-DENOMINATION CERTIFICATES OF DEPOSIT

The following table shows large-denomination certificates of deposit as of December 31, 2004 by remaining maturity.

($ in thousands)	Domestic	Foreign
3 months or less	$874,994	$936,758
Over 3 months through 6 months	305,219	—
Over 6 months through 12 months	251,541	—
Over 12 months through 5 years	658,855	—
Over 5 years	95,389	—

Total	$2,185,998	$936,758

AVAILABLE INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through the Company’s web site as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. The Company’s web site address is www.hibernia.com.

The Company has adopted a code of ethics that applies to its principal executive officer; principal financial officer; and principal accounting officer and controller. This code of ethics is available on the Company’s web site, at www.hibernia.com (under “About Hibernia,” “Company Overview,” “Corporate Governance”) and is available in print to anyone who requests it from Jim Lestelle, Manager of Corporate Communications, 504-533-5482 or 800-245-4388, P.O. Box 61540, New Orleans, Louisiana 70161. The following information is also available at the same location on the Company’s web site and in print to anyone who requests it: the company’s corporate governance guidelines; charters for the Company’s Audit, Executive Compensation and Board Governance Committees; the Company’s employee Code of Ethics; and the Company’s Code of Business Conduct and Ethics for Members of the Board of Directors. The Company’s web site will be updated, in accordance with applicable SEC or

New York Stock Exchange requirements, to include any changes to, or waivers of, a code of ethics applicable to executive officers or directors of the Company within five business days.

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

The Company’s executive offices are located in New Orleans, Louisiana, in the main office of Hibernia National Bank at 313 Carondelet Street, New Orleans, Louisiana 70130. The Company leases its main office building and operations center under the terms of sale/leaseback agreements. The Company and the Bank consider all properties owned or leased to be suitable and adequate for their intended purposes and consider the terms of existing leases to be fair and reasonable.

On December 31, 2004, the Company reported miscellaneous property with a net book value of $12,671,000. These properties include $11,685,000 of properties acquired from borrowers either as a result of foreclosures or voluntarily in full or partial satisfaction of indebtedness previously contracted and $986,000 of duplicate or excess bank-owned property. See “Asset Quality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report for a further discussion of these properties.

Item 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to certain pending legal proceedings arising from matters incidental to their business. Management is of the opinion that these actions will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

Item X.	EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of executive officers of the Company as of March 1, 2005. Each executive officer of the Company is elected annually by the Board of Directors and holds his or her position until the earlier of (a) the meeting of the Board of Directors immediately following the Annual Meeting of shareholders and the election and qualification of his or her successor or (b) his or her removal, termination, or resignation from office.

PAUL J. BONITATIBUS, 55, is President, Consumer and Business Banking, of the Company and Hibernia National Bank, a position he assumed in May 2003. Prior to that, and since January 2001, he was Chief Community Banking Executive. Prior to that, from June 2000 until January 2001, Mr. Bonitatibus was Chairman of the Greater New Orleans Region. Before that, he was President of the Greater New Orleans Market area.

J. HERBERT BOYDSTUN, 58, became President and Chief Executive Officer of the Company and Hibernia National Bank as of December 17, 2000. Prior to that, since June 2000, Mr. Boydstun was Chief Community Banking Officer of the Company and Hibernia National Bank. Before that, since 1996, Mr. Boydstun was Chairman of the Southwest Region of the Company and

Hibernia National Bank. Mr. Boydstun served as South Central/Northeast Regional Chairman from 1995 to 1996 and as Northeast Regional Chairman from August 1994 until 1995. Mr. Boydstun also serves on the Boards of Directors of the Company and Hibernia National Bank.

MARSHA M. GASSAN, 52, serves as Senior Executive Vice President and Chief Financial Officer of the Company and Hibernia National Bank, positions that she assumed in April 1996. During 1998 and a portion of 1999, Ms. Gassan also served as Treasurer of the Company and Hibernia National Bank. Prior to April 1996, Ms. Gassan served as Executive Vice President, General Auditor and manager of Credit Risk Management of the Company and Hibernia National Bank (from 1994 to 1996), and as Senior Vice President and manager of Credit Risk Management (from 1992 to 1994).

RUSSELL S. HOADLEY, 60, serves as Executive Vice President and Chief Public Affairs Officer of the Company and Hibernia National Bank, positions he assumed in May 2003. Prior to that, since 1994, Mr. Hoadley was Executive Vice President/Employee and Public Relations. From the time he joined the Company in July 1993 until his promotion in 1994, Mr. Hoadley served as Senior Vice President/Public Affairs and Marketing for the Company and Hibernia National Bank.

RANDALL E. HOWARD, 57, serves as President, Commercial Banking, of the Company and Hibernia National Bank, a position he assumed in May 2003. Prior to that, from June 2000 to May 2003, he was Chief Commercial Banking Executive of the Company and Hibernia National Bank. Before that, and since February 1998, Mr. Howard was Chairman of the Southeast Region for the Company and Hibernia National Bank. Prior to that time, from 1987 to February 1998, Mr. Howard served as President and Chief Executive Officer of ArgentBank, a Louisiana banking association headquartered in Thibodaux, Louisiana, which was merged with and into Hibernia National Bank in early 1998. Mr. Howard was elected to the Boards of Directors of the Company and Hibernia National Bank on December 20, 2000.

ROBERT M. KOTTLER, 46, serves as Senior Executive Vice President and Chief Sales Support Officer of the Company and Hibernia National Bank, positions he assumed in May 2003. Prior to that, and since 1999, he was Executive Vice President and Marketing and Delivery Channel Manager of the Company and Hibernia National Bank. Before that, he was Senior Vice President and Small Business Lending and Product Manager of Hibernia National Bank (1994 to 1999), and Vice President and Small Business Banking Service Manager (1988 to 1994).

JAN M. MACALUSO, 45, serves as Executive Vice President, Controller, Chief Accounting Officer and Assistant Treasurer of the Company and Executive Vice President and Controller of Hibernia National Bank, positions she assumed (except for Assistant Treasurer) in May 2003. Prior to that, she was Senior Vice President, Assistant Treasurer and Deputy Controller of the Company and Senior Vice President and Deputy Controller of Hibernia National Bank (1999 to 2003), Vice President and Financial Reporting Manager of the Company and Hibernia National Bank (1995 to 1999), and Assistant Vice President and Financial Reporting Manager of Hibernia National Bank (1989 to 1995).

RONALD E. SAMFORD, JR., 52, serves as Senior Executive Vice President and Chief Administrative Officer, positions he assumed in May 2003. Prior to that, and since 1992, he was Executive Vice President and Controller of the Company and Hibernia National Bank and Chief Accounting Officer of the Company.

ROBERT M. STUART, JR., 48, serves as Senior Executive Vice President and Chief Credit Officer of the Company and Hibernia National Bank, positions he assumed in May 2003. Prior to that, he was Executive Vice President and a Regional Commercial Manager of the Company and Hibernia National Bank (2000 to 2003), and Senior Vice President and a Commercial Banking Division Manager of Hibernia National Bank (1990 to 2000).

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKLHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
October 1 through October 31, 2004	101,323	$28.26	100,000	2,618,800
November 1 through November 30, 2004	166,066	$29.07	166,000	2,452,800
December 1 through December 31, 2004	122	$28.91	—	2,452,800

(1)	Shares purchased include shares repurchased under authorized buyback plans, shares surrendered to pay for the exercise price of stock options or to satisfy tax withholding obligations that arise from the exercise of stock options or vesting of restricted stock awards and shares forfeited upon termination of employment for cause.

(2)	In April 2004, the Company’s Board of Directors authorized a buyback plan allowing for the repurchase of up to 3.5 million shares of its common stock through April 2005.

Item 9A.	CONTROLS AND PROCEDURES

(i)	Disclosure controls and procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

(ii)	Internal control over financial reporting

(a)	Management’s annual report on report on Internal Control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth in the Company’s Annual Report on page 44 and is hereby incorporated by reference.

(b)	Attestation of report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth in the Company’s Annual Report on page 45 and is hereby incorporated by reference.

(c)	Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Pursuant to an Employment Agreement, the President and Chief Executive Officer’s salary is reviewed by the Executive Compensation Committee (the “Committee”) no less often than annually. Similarly, it is the Committee’s practice to review the annual salary of the other executive officers who are named in the Company’s proxy statement at least annually to determine whether adjustments are necessary or appropriate. In determining whether to adjust the salaries of these officers, the Committee considers whether salaries are being maintained generally at a level below the midpoint of the market rate in accordance with the Company’s compensation philosophy. The Committee also considers other factors that it determines to be relevant, including the Company’s performance and the contributions, responsibilities, experience and performance of the individual. On January 24, 2005, the Committee increased the salary of the President and Chief Executive Officer, effective January 1, 2005. The Committee increased the salaries of three of the other four named executive officers, effective April 1, 2005. These increases ranged from approximately 4% to 12% of 2004 salaries.

PART III

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2004, with respect to compensation plans of the Company under which shares of the Company’s common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders(1)	9,681,367	$17.99	7,038,353
Equity compensation plans not approved by security holders(3)	2,871,653	$16.36	—

Total	12,553,020	$17.62	7,038,353

(1)	Includes options and rights granted under: (i) the 1993 Director Stock Option Plan (which expired on January 26, 2003), (ii) the Long-Term Incentive Plan (which was superseded and replaced in April 2003) and (iii) the 2003 Long-Term Incentive Compensation Plan.

The Long-Term Incentive Plan, as approved by shareholders, included an “evergreen” feature under which the maximum number of shares available for grant or issuance under the Plan increased by 1% of the Company’s outstanding common stock as of each January 1. The Plan authorized amendments by the Board of Directors, and from 1997 through 2002, the Plan was annually amended, without shareholder approval, to increase the evergreen amount from 1.0% to 1.5%. The Plan was further amended on November 19, 2002, without shareholder approval, to increase the evergreen amount from 1.0% to 1.5% of the outstanding shares of common stock on that date, instead of an increase on January 1, 2003. Options issued from the portion of the shares available for issuance under the Plan in excess of the shareholder approved automatic reload of 1.0% are considered non-shareholder approved. The rights granted under the Long-Term Incentive Plan after January 1, 1997, include the right to receive 35,553 shares of restricted stock.

(2)	Represents shares of common stock available for grant or issuance under the 2003 Long-Term Incentive Compensation Plan.

(3)	Includes an option granted under the 2001 Nonqualified Stock Option Plan, which was attached as Exhibit 10.47 to the Company’s 10-K for the year ended December 31, 2000. The plan consists solely of an option to acquire 250,000 shares of common stock at an exercise price of $13.84 (the fair market value of the stock on the date of the grant), which was granted to a former Chief Executive Officer. The option is immediately exercisable and expires on the earlier of January 31, 2006, or one year after death. Shares must be issued from treasury shares.

Also includes certain options granted under the Long-Term Incentive Plan after January 1, 1997, as described in footnote 1 above. The Long-Term Incentive Plan authorized the issuance of stock options, restricted stock and performance shares and units (although no rights to performance shares or units are outstanding). All employees of the Company and its subsidiaries were eligible to participate in the Plan. Stock options were granted under the Plan at the fair market value of the common stock of the Company on the date of grant. Options granted under the Plan generally become exercisable in the following increments: 50% two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. They become immediately exercisable if the holder dies or becomes disabled while the option is outstanding, and they generally expire 10 years from the date of grant, although they may expire earlier if the holder dies, retires, becomes permanently disabled or otherwise leaves the employ of the Company (in which case the options expire at various times ranging from 90 days to 12 months). All options vest immediately upon a change of control of the Company. Restricted stock awarded under the Plan vests over time periods ranging from one to five years. Unvested restricted stock vests upon death, disability or a change of control. Upon vesting, the shares are subject to restrictions on transferability for one year. Vested shares cease to be subject to transfer restrictions upon death, disability, retirement and other termination.

PART IV

(b)	Exhibits

EXHIBIT	DESCRIPTION

2.1	Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Agreement and Plan of Merger, dated as of December 1, 2003, between Hibernia Corporation, Hibernia Acquisition Corporation and Coastal Bancorp, Inc.)

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

4.1	Exhibit 4.1 to the Form S-3 Registration Statement (No. 333-87370) of Coastal Bancorp, Inc. and Coastal Capital Trust I, filed with the Commission on May 1, 2002, is hereby incorporated by reference (Form of Indenture of Coastal Bancorp, Inc. Relating to the Junior Subordinated Debentures issued to Coastal Capital Trust I)

4.2	Exhibit 4.1 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Indenture of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

4.3	Exhibit 4.2 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Registration Rights Agreement of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)*

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)*

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)*

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)*

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)*

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)*

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)*

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)*

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))*

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)*

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)*

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)*

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)*

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)*

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)*

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)*

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)*

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)*

10.62	Exhibit 10.62 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)*

10.63	Exhibit 10.63 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank) *

10.64	Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Executive Bonus Insurance Plan of Hibernia Corporation effective as of January 1, 2004)*

10.65	Exhibit 10.65 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to Hibernia Corporation 2003 Long-Term Incentive Compensation Plan made as of September 22, 2004)*

10.66	Exhibit 10.66 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Mortgage Servicing Purchase and Sale Agreement dated and effective as of September 30, 2004 by and between Hibernia National Bank and CitiMortgage, Inc.**)

10.67	Exhibit 10.67 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Immediate Vesting)*

10.68	Exhibit 10.68 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Future Vesting)*

10.69	Exhibit 10.69 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Employee)*

10.70	Exhibit 10.70 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Director)*

10.71	Exhibit 10.71 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Director Retainer and Meeting Fees for Outside Directors)*

10.72	Discussion of extension of Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002, as amended (which Employment Agreement and amendment are listed as Exhibits 10.55 and 10.63) is hereby incorporated by reference from Part II, Item 5 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294)*

10.73	Discussion of the actions of the Executive Compensation Committee in connection with the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002, as amended (which Plan and amendment are listed as Exhibits 10.41 and 10.52) is hereby incorporated by reference from the Form 8-K dated December 20, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294)*

10.74	Form of Grant of Nonqualified Stock Option to Employee (in use commencing January 24, 2005)*

10.75	Description of the Management Incentive Bonus Plan is hereby incorporated by reference from the Form 8-K dated January 28, 2005, filed with the Commission by the Registrant (Commission File No. 1-10294)*

10.76	CEO Bonus Plan*

10.77	Form of Grant of Restricted Stock Providing for Future Vesting*

10.78	Amendment No. 1 to the Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as restated April 1, 1998 is hereby incorporated by reference from the Form 8-K dated March 2, 2005, filed with the Commission by the Registrant (Commission File No. 1-10294)*

13	2004 Annual Report to security holders of Hibernia Corporation (excluding the portions thereof not incorporated by reference in this report)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

The Company is a party to long-term debt agreements, the total amount of which do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Upon request of the Commission, the Company will furnish to the Commission a copy of each such agreement.

*	Management contract or compensatory plan or arrangement

**	Certain exhibits to this Exhibit are omitted. A list of omitted exhibits is provided in the Exhibit and the Company agrees to furnish to the Commission as a supplement a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 2, 2005 on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA CORPORATION
(Registrant)

By:	/s/ J. HERBERT BOYDSTUN
J. Herbert Boydstun
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ MARSHA M. GASSAN		/s/ JAN M. MACALUSO
Marsha M. Gassan		Jan M. Macaluso
Senior Executive Vice President		Executive Vice President & Controller
Chief Financial Officer		Chief Accounting Officer

J. Herbert Boydstun*, Director		Elton R. King*, Director
E.R. “Bo” Campbell*, Director		Sidney W. Lassen*, Director
Paul Candies*, Director		Janee “Gee” Mercadel-Tucker*, Director
Richard W. Freeman, Jr.*, Director		Ray B. Nesbitt*, Director
Dick H. Hearin*, Director		William C. O’Malley*, Director
Randall E. Howard*, Director		Robert T. Ratcliff*, Director

*By:	/s/ CATHY E. CHESSIN
Cathy E. Chessin
Attorney-in-fact