Form 10-Q
period 2005-03-31
HIBERNIA CORP
filed 2005-05-09
CIK 47288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Commission File Number 1-10294

HIBERNIA CORPORATION

(Exact name of registrant as specified in its charter)

Louisiana	72-0724532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

313 Carondelet Street, New Orleans, Louisiana 70130

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code (504) 533-2831

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Class A Common Stock, no par value	156,910,591 Shares

HIBERNIA CORPORATION

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries

Unaudited ($ in thousands)	March 31 2005	December 31 2004	March 31 2004
Assets
Cash and cash equivalents	$1,091,549	$1,151,066	$972,813
Trading account assets	—	—	3,805
Securities available for sale	4,472,324	4,524,340	3,865,660
Securities held to maturity (estimated fair value of $33,542, $36,564 and $54,526, at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	33,008	35,819	53,023
Mortgage loans held for sale	87,133	78,136	152,042
Loans, net of unearned income	15,781,030	15,719,216	13,091,851
Reserve for loan losses	(228,731)	(227,574)	(213,503)

Loans, net	15,552,299	15,491,642	12,878,348

Premises and equipment	307,542	293,356	222,278
Customers’ acceptance liability	366	141	147
Goodwill	337,441	337,441	209,114
Other intangible assets	31,425	33,328	114,296
Other assets	320,573	362,819	245,239

Total assets	$22,233,660	$22,308,088	$18,716,765

Liabilities
Deposits:
Noninterest-bearing	$3,137,988	$3,264,190	$3,180,643
Interest-bearing	14,436,424	14,114,756	11,701,589

Total deposits	17,574,412	17,378,946	14,882,232

Short-term borrowings	591,576	555,325	640,129
Liability on acceptances	366	141	147
Other liabilities	247,321	521,203	260,760
Debt	1,825,755	1,910,576	1,101,720

Total liabilities	20,239,430	20,366,191	16,884,988

Shareholders’ equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 172,921,604, 171,095,717 and 169,345,071 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	332,010	328,504	325,143
Surplus	597,804	562,969	532,030
Retained earnings	1,402,463	1,347,544	1,209,830
Treasury stock at cost: 16,521,015, 15,850,266 and 14,059,260 shares at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	(315,359)	(297,626)	(252,604)
Accumulated other comprehensive income	(7,996)	15,198	35,500
Unearned compensation	(14,692)	(14,692)	(18,122)

Total shareholders’ equity	1,994,230	1,941,897	1,831,777

Total liabilities and shareholders’ equity	$22,233,660	$22,308,088	$18,716,765

See notes to consolidated financial statements.

Consolidated Income Statements

Hibernia Corporation and Subsidiaries

Three months ended March 31

Unaudited ($ in thousands, except per-share data)	2005	2004
Interest income
Interest and fees on loans	$232,606	$184,470
Interest on securities available for sale	46,437	39,921
Interest on securities held to maturity	450	767
Interest on short-term investments	3,108	658
Interest on mortgage loans held for sale	975	2,063

Total interest income	283,576	227,879

Interest expense
Interest on deposits	65,938	37,061
Interest on short-term borrowings	2,498	2,292
Interest on debt	16,492	10,083

Total interest expense	84,928	49,436

Net interest income	198,648	178,443
Provision for loan losses	15,700	12,000

Net interest income after provision for loan losses	182,948	166,443

Noninterest income
Service charges on deposits	49,855	40,786
Card-related fees	16,580	12,517
Mortgage banking	4,631	(7,149)
Retail investment fees	8,663	7,698
Trust fees	5,777	6,172
Insurance	4,786	4,807
Investment banking	7,860	3,784
Other service, collection and exchange charges	5,717	5,233
Other operating income	8,472	4,343
Securities gains (losses), net	1,195	1,865

Total noninterest income	113,536	80,056

Noninterest expense
Salaries and employee benefits	93,227	76,008
Occupancy expense, net	12,817	10,128
Equipment expense	10,328	8,872
Data processing expense	10,126	9,207
Advertising and promotional expense	9,644	7,774
Amortization of purchase accounting intangibles	1,743	1,161
Foreclosed property expense, net	(14,494)	35
Other operating expense	41,635	31,874

Total noninterest expense	165,026	145,059

Income before income taxes and minority interest	131,458	101,440
Income tax expense	45,930	35,419
Minority interest, net of income taxes	(248)	—

Net income	$85,776	$66,021

Net income per common share	$0.56	$0.43

Net income per common share - assuming dilution	$0.54	$0.42

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

Hibernia Corporation and Subsidiaries

Unaudited ($ in thousands, except per-share data)	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income
Balances at December 31, 2004	$328,504	$562,969	$1,347,544	$(297,626)	$15,198	$(14,692)
Net income	—	—	85,776	—	—	—	$85,776
Change in unrealized gains (losses) on securities, net of reclassification adjustments	—	—	—	—	(33,035)	—	(33,035)
Change in accumulated gains (losses) on cash flow hedges, net of reclassification adjustments	—	—	—	—	9,841	—	9,841

Comprehensive income							$62,582

Issuance of common stock:
Stock option plans	3,468	25,446	—	—	—	—
Restricted stock awards	38	504	—	—	—	—
Cash dividends declared on common ($.20 per share)	—	—	(30,857)	—	—	—
Acquisition of treasury stock	—	—	—	(17,733)	—	—
Net tax benefit related to stock option plans and ESOP	—	8,885	—	—	—	—

Balances at March 31, 2005	$332,010	$597,804	$1,402,463	$(315,359)	$(7,996)	$(14,692)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income
Balances at December 31, 2003	$322,972	$515,289	$1,171,537	$(226,970)	$12,779	$(18,122)
Net income	—	—	66,021	—	—	—	$66,021
Change in unrealized gains (losses) on securities, net of reclassification adjustments	—	—	—	—	24,608	—	24,608
Change in accumulated gains (losses) on cash flow hedges, net of reclassification adjustments	—	—	—	—	(1,887)	—	(1,887)

Comprehensive income							$88,742

Issuance of common stock:
Stock option plans	2,145	12,810	—	—	—	—
Restricted stock awards	26	288	—	—	—	—
Cash dividends declared on common ($.18 per share)	—	—	(27,728)	—	—	—
Acquisition of treasury stock	—	—	—	(25,634)	—	—
Net tax benefit related to stock option plans and ESOP	—	3,643	—	—	—	—

Balances at March 31, 2004	$325,143	$532,030	$1,209,830	$(252,604)	$35,500	$(18,122)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries

Three Months Ended March 31

Unaudited ($ in thousands)	2005	2004
Operating activities
Net income	$85,776	$66,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,700	12,000
Minority interest	(248)	—
Amortization of intangibles and deferred charges	1,085	20,386
Depreciation and amortization	10,148	8,624
Non-cash compensation expense	189	209
Non-cash derivative instruments losses, net	142	630
Premium amortization, net	2,851	3,968
Realized securities gains, net	(1,195)	(1,865)
Gains on sales of assets, net	(18,617)	(238)
Provision for losses on foreclosed and other assets	325	314
Decrease (increase) in mortgage loans held for sale	(10,243)	42,916
Decrease in deferred income tax asset	1,002	—
Net tax benefit related to stock options and the employee stock ownership plan	8,885	3,643
Decrease (increase) in interest receivable and other assets	67,350	(5,985)
Increase in interest payable and other liabilities	30,970	25,770

Net cash provided by operating activities	194,120	176,393

Investing activities
Purchases of securities available for sale	(549,155)	(628,300)
Proceeds from maturities of securities available for sale	225,875	616,483
Proceeds from maturities of securities held to maturity	2,807	7,173
Proceeds from sales of securities available for sale	13,015	33,760
Net increase in loans	(83,937)	(144,905)
Proceeds from sales of loans	5,826	7,652
Purchases of loans	(1,937)	(84,999)
Purchases of premises, equipment and other assets	(28,177)	(14,245)
Proceeds from sales of foreclosed assets and excess bank-owned property	22,238	2,413
Proceeds from sales of mortgage servicing rights, premises, equipment and other assets	3,966	80

Net cash used by investing activities	(389,479)	(204,888)

Financing activities
Net increase in deposits	203,761	722,869
Net increase (decrease) in short-term borrowings	36,251	(640,673)
Proceeds from issuance of debt	—	300,000
Payments on debt	(84,494)	(300,092)
Proceeds from issuance of common stock	28,914	14,955
Dividends paid	(30,857)	(27,728)
Acquisition of treasury stock	(17,733)	(25,634)

Net cash provided by financing activities	135,842	43,697

Increase (decrease) in cash and cash equivalents	(59,517)	15,202
Cash and cash equivalents at beginning of period	1,151,066	957,611

Cash and cash equivalents at end of period	$1,091,549	$972,813

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Hibernia Corporation and Subsidiaries

Unaudited

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes included in Hibernia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2

Mergers

On March 6, 2005, Hibernia announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation (Capital One) pursuant to which Hibernia would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a bank holding company focused on consumer lending. Its principal business segments are domestic credit card lending, automobile and other motor vehicle financing and global financial services.

Subject to the terms and conditions of the merger agreement, each holder of Hibernia common stock will have the right, subject to proration, to elect to receive, for each share of Hibernia common stock, cash or Capital One’s common stock, in either case having a value equal to $15.35 plus the product of .2261 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $78.08 on March 4, 2005, the transaction is valued at $33.00 per Hibernia share, for a total transaction value of approximately $5.3 billion. Hibernia stock options vest upon change in control and will be converted into options on shares of Capital One’s common stock in connection with the closing, if not exercised before that time. Each outstanding Hibernia restricted share will be converted into the right to receive the per share merger consideration (with the same terms as the Company’s restricted shares, including transfer restrictions, except to the extent the restricted shares vest and transfer restrictions lapse at the merger date) elected by the holder of the Hibernia restricted share, subject to proration.

The merger is subject to certain conditions, including approval by Hibernia shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2005. Upon closing of the transaction, Hibernia National Bank will become a subsidiary of Capital One.

On May 13, 2004, the Company purchased all of the outstanding stock and options of Coastal Bancorp, Inc. (Coastal) for $231,014,000 in cash (including income tax withholding). Coastal was the parent of Coastal Banc Holding Company, Inc., which owned Coastal Banc ssb, a Texas-chartered FDIC-insured state savings bank headquartered in Houston, Texas. This transaction significantly increased the Company’s presence in the Houston area and provided entry into Austin, Corpus Christi, the Rio Grande Valley and other communities in South Texas.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” At May 13, 2004, the Company recorded fair values of $1,957,767,000 in loans, $2,738,087,000 in total assets, $1,695,936,000 in deposits and $2,498,754,000 in total liabilities. The excess of cost over the fair value of the net assets acquired (goodwill) totaled $116,934,000. In addition, a core deposit intangible of $23,597,000 was recorded and is being amortized over 10 years. The results of operations of Coastal have been included in the Company’s consolidated financial statements since the date of acquisition.

On an unaudited pro forma basis, consolidated operating results giving effect to the purchase of Coastal as if the transaction had occurred at the beginning of the three months ended March 31, 2004, interest and noninterest income would have been $341,063,000, net income would have been $69,950,000, and net income per common share and net income per common share assuming dilution would have been $0.45. These pro forma results combine historical results of Coastal into the Company’s operating results, with certain adjustments made for the estimated impact of purchase accounting adjustments and acquisition funding. In addition, pro forma information does not include the effect of anticipated savings resulting from the merger. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the period presented or of future results.

Note 3

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

The carrying amount of goodwill not subject to amortization at March 31, 2005 and 2004 totaled $337,441,000 and $209,114,000, respectively, net of accumulated amortization of $66,914,000. At March 31, 2005, goodwill is included in the Company’s reportable segments as follows: Consumer - $162,767,000; Small Business - $83,495,000; Commercial - $91,171,000 and Investments and Public Funds - $8,000. The Company performed its annual impairment tests as of September 30, 2004 and 2003, which did not indicate impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

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

	March 31, 2005			March 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchase Accounting Intangibles
Core deposit	$59,748	$36,400	$23,348	$36,152	$32,436	$3,716
Trust	17,059	14,376	2,683	17,059	12,229	4,830
Customer lists	6,260	2,337	3,923	4,379	1,425	2,954

Total	$83,067	$53,113	$29,954	$57,590	$46,090	$11,500

The amortization expense of the purchase accounting intangibles for the three months ended March 31, 2005 and 2004 was $1,743,000 and $1,161,000, respectively. Estimated future amortization expense is as follows: 2005 - $4,895,000; 2006 - $4,938,000; 2007 - $3,355,000; 2008 -$3,048,000; 2009 - $2,924,000; 2010 - $2,701,000 and thereafter - $8,093,000. These estimates assume no additions to the current purchase accounting intangibles.

Also included in other intangible assets are capitalized mortgage servicing rights with net carrying amounts of $1,471,000 and $102,796,000 at March 31, 2005 and 2004, respectively. The carrying amount at March 31, 2004 was net of a reserve for temporary impairment of $39,643,000. Amortization expense and the net provision for temporary impairment of mortgage servicing rights are recorded in noninterest income.

The following is a summary of the activity in capitalized mortgage servicing rights net of the valuation reserve for temporary impairment.

	Three Months Ended March 31
($ in thousands)	2005	2004
Mortgage servicing rights at beginning of quarter	$1,631	$149,455
Additions	—	3,692
Amortization expense	(160)	(9,230)
Other-than-temporary impairment	—	(1,478)

Mortgage servicing rights at end of quarter	1,471	142,439

Valuation reserve for temporary impairment at beginning of quarter	—	(31,121)
Provision for temporary impairment, net	—	(10,000)
Other-than-temporary impairment	—	1,478

Valuation reserve for temporary impairment at end of quarter	—	(39,643)

Mortgage servicing rights, net at end of quarter	$1,471	$102,796

In the third quarter of 2004, the Company sold substantially all of its mortgage servicing portfolio. The company’s current practice is to sell the servicing rights with mortgage loans sold.

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

During 2003, shareholders approved the 2003 Long-Term Incentive Compensation Plan (2003 Plan). The 2003 Plan supersedes and replaces the Company’s Long-Term Incentive Plan and replaces the 1993 Directors’ Stock Option Plan. Existing options granted under these plans remain outstanding under the original terms of the plans. Options granted under the 2003 Plan that vest based on length of service (as opposed to performance measures) generally are exercisable in the same increments as those issued under the Long-Term Incentive Plan, although they may vest earlier in the event of termination as a result of death, disability or retirement or in the event of a change in control of the Company. Options issued to non-employee directors under the 2003 Plan vest immediately. Stock issued to non-employee directors pursuant to the exercise of those options (other than those used to pay the exercise price, if permitted) is subject to a minimum one-year holding period. Options issued under the 2003 Plan generally expire 10 years from the grant date, although they may expire earlier if (i) the holder leaves the employ or service of the Company other than through retirement, death or disability, in which case (except as provided below) vested options expire in 90 days (or at original expiration date, if earlier), or (ii) the holder retires, dies or becomes disabled, in which case vested options expire in three years (or at the original expiration date, if earlier). Unvested options are forfeited upon termination. As to options issued after September 22, 2004, vested options are also forfeited under certain circumstances in the event of termination for cause.

All options vest immediately upon a change in control of the Company. Consummation of the Capital One transaction would constitute a change in control.

The option granted under the 2001 Nonqualified Stock Option Plan expires January 31, 2006, unless the holder dies, in which case the option expires one year following the date of death (but not later than January 31, 2006). Shares to be issued upon the exercise of the option granted under the 2001 Nonqualified Stock Option Plan are to be issued out of the Company’s treasury stock.

The following tables summarize the option activity in the plans during the first quarter of 2005. There are no shares available for grant under the Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2001 Nonqualified Stock Option Plan. All options outstanding at March 31, 2005 are nonqualified.

	Options	Weighted Average Exercise Price
Long-Term Incentive Plan:
Outstanding, December 31, 2004	9,345,181	$16.20
Cancelled	(40,966)	$18.18
Exercised	(1,732,584)	$16.00

Outstanding, March 31, 2005	7,571,631	$16.24

Exercisable, March 31, 2005	5,671,622	$15.54

1993 Directors’ Stock Option Plan:
Outstanding, December 31, 2004	242,500	$15.12
Exercised	(51,250)	$14.05

Outstanding, March 31, 2005	191,250	$15.41

Exercisable, March 31, 2005	158,750	$14.78

2001 Nonqualified Stock Option Plan:
Outstanding, December 31, 2004	250,000	$13.84

Outstanding, March 31, 2005	250,000	$13.84

Exercisable, March 31, 2005	250,000	$13.84

	Options	Weighted Average Exercise Price
2003 Long-Term Incentive Compensation Plan:
Outstanding, December 31, 2004	2,679,786	$23.13
Granted (weighted-average fair value $6.20 per share)	3,020,422	$26.35
Cancelled	(41,159)	$24.40
Exercised	(22,250)	$21.51

Outstanding, March 31, 2005	5,636,799	$24.85

Exercisable, March 31, 2005	91,750	$20.91

Available for grant, March 31, 2005	4,042,798

In addition to the above option activity in the plans, 16,750 shares of restricted stock were awarded under the 2003 Long-Term Incentive Compensation Plan during the first quarter of 2005.

The following pro forma information was determined as if the Company had accounted for stock options using the fair-value-based method as defined in SFAS No. 123, in which the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The fair value of the options was estimated using the Black-Scholes option valuation model. Beginning in the first quarter of 2005, the Company changed its assumption for stock price volatility from historical based volatility to a weighted average of historical based and implied volatilities.

The Black-Scholes model estimates the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

	Three Months Ended March 31
($ in thousands, except per-share data)	2005	2004
Reported net income	$85,776	$66,021
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(2,181)	(1,880)

Pro forma net income	$83,595	$64,141

Reported net income per common share	$0.56	$0.43
Pro forma net income per common share	$0.54	$0.42

Reported net income per common share - assuming dilution	$0.54	$0.42
Pro forma net income per common share - assuming dilution	$0.53	$0.41

Note 5

Net Income Per Common Share

The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

	Three Months Ended March 31
($ in thousands, except per-share data)	2005	2004
Numerator:
Net income - Numerator for net income per common share	$85,776	$66,021
Effect of dilutive securities	—	—

Numerator for net income per common share - assuming dilution	$85,776	$66,021

Denominator:
Denominator for net income per common share (weighted average shares outstanding)	154,424,168	153,875,593
Effect of dilutive securities:
Stock options	3,747,402	3,031,047
Restricted stock awards	27,010	53,284

Denominator for net income per common share - assuming dilution	158,198,580	156,959,924

Net income per common share	$0.56	$0.43

Net income per common share - assuming dilution	$0.54	$0.42

Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,145,427 and 1,429,587 for the three months ended March 31, 2005 and 2004, respectively.

Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended March 31, 2005 and 2004 there were 9,750 antidilutive options outstanding (which had exercise prices ranging from $29.10 to $29.25 per option share), and 2,000 antidilutive options outstanding (which had an exercise price of $23.30 per option share), respectively.

Note 6

Letters of Credit and Financial Guarantees

The Company issues letters of credit and financial guarantees (standby letters of credit) whereby it agrees to honor certain financial commitments in the event its customers are unable to perform. The majority of the standby letters of credit consist of financial guarantees. Some letters of credit result in the recording of customer acceptance liabilities. Customer acceptance liabilities are recorded when funds are payable to another financial institution on behalf of the Company’s customer. At the time the amount is determined to be payable (due to a triggering event such as delivery of goods), a liability is recorded to reflect the amount payable, with a corresponding receivable recorded from the customer. Prior to the triggering event, the contractual amount of the agreement is included in the letters of credit amounts. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s loss reserves.

The Company had contractual amounts of standby letters of credit of $632,804,000 and $689,730,000 at March, 2005 and 2004, respectively and customer acceptance liabilities of $366,000 and $147,000 at March 31, 2005 and 2004, respectively. At March 31, 2005, standby letters of credit had expiration dates ranging from 2005 to 2010.

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The fair values of the guarantees outstanding at March 31, 2005 and 2004, respectively, that have been issued since January 1, 2003, totaled $6,657,000 and $5,988,000, and are included in other liabilities.

Note 7

Segment Information

The Company’s segment information is presented by lines of business. Each line of business is a strategic unit that provides various products and services to groups of customers with certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with those described in the December 31, 2004 Annual Report to Shareholders and “Segment Results” in Management’s Discussion and Analysis. There are no significant intersegment revenues.

The following table presents selected financial information for each segment.

($ in thousands)	Consumer	Small Business	Commercial	Investments and Public Funds	Other	Segment Total
Three months ended March 31, 2005
Average loans	$8,607,000	$3,131,500	$3,935,900	$100	$4,100	$15,678,600
Average assets	$11,759,200	$3,143,000	$4,010,900	$4,846,600	$954,900	$24,714,600
Average deposits	$9,401,400	$2,378,400	$1,637,200	$3,026,200	$33,100	$16,476,300

Net interest income	$116,446	$48,286	$37,273	$8,596	$(10,941)	$199,660
Noninterest income	$71,089	$11,981	$24,812	$1,229	$4,425	$113,536
Net income	$46,687	$14,064	$27,980	$4,103	$(7,301)	$85,533

Three months ended March 31, 2004
Average loans	$7,109,500	$2,653,100	$3,231,200	$100	$2,200	$12,996,100
Average assets	$9,097,700	$2,661,700	$3,308,100	$4,399,400	$670,900	$20,137,800
Average deposits	$7,714,200	$2,011,900	$1,441,300	$2,738,200	$27,700	$13,933,300

Net interest income	$99,982	$43,488	$32,857	$11,534	$(8,495)	$179,366
Noninterest income	$57,336	$8,703	$20,807	$(7,269)	$479	$80,056
Net income	$38,704	$13,246	$15,996	$269	$(2,801)	$65,414

The following is a reconciliation of segment totals to consolidated totals.

($ in thousands)	Average Loans	Average Assets	Average Deposits	Net Interest Income	Noninterest Income	Net Income
Three months ended March 31, 2005
Segment total	$15,678,600	$24,714,600	$16,476,300	$199,660	$113,536	$85,533
Excess funds invested	—	(2,825,900)	—	—	—	—
Reclassification of cash items in process of collection	—	389,800	389,800	—	—	—
Brokered certificates of deposit	—	—	687,400	—	—	—
Taxable-equivalent adjustment on tax exempt loans	—	—	—	(1,012)	—	—
Income tax expense	—	—	—	—	—	243

Consolidated total	$15,678,600	$22,278,500	$17,553,500	$198,648	$113,536	$85,776

Three months ended March 31, 2004
Segment total	$12,996,100	$20,137,800	$13,933,300	$179,366	$80,056	$65,414
Excess funds invested	—	(1,944,800)	—	—	—	—
Reclassification of cash items in process of collection	—	352,700	352,700	—	—	—
Brokered certificates of deposit	—	—	9,400	—	—	—
Taxable-equivalent adjustment on tax exempt loans	—	—	—	(923)	—	—
Income tax expense	—	—	—	—	—	607

Consolidated total	$12,996,100	$18,545,700	$14,295,400	$178,443	$80,056	$66,021

Note 8

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Shares Issued to Employees,” and related implementation guidance. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued. As a result, this statement requires a public entity to measure the cost of employee services received in exchange for an award of equity based instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, this statement amends the treatment of award forfeitures and the accounting for the tax effects of share–based compensation awards. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which expresses the view of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and valuation of share based payment arrangements for public companies.

SFAS 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after that date. On April 21, 2005, the SEC issued an amendment to rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that changed the effective date to the beginning of the registrant’s first fiscal year beginning on or after June 15, 2004. The Company anticipates that SFAS No. 123(R) will decrease after tax net income per common share – assuming dilution by approximately $0.05 in the first full year of adoption.

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

Hibernia Corporation and Subsidiaries

	Three Months Ended
Unaudited ($ in thousands, except per-share data)	March 31 2005	Dec. 31 2004	March 31 2004
Interest income	$283,576	$272,936	$227,879
Interest expense	84,928	77,065	49,436

Net interest income	198,648	195,871	178,443
Provision for loan losses	15,700	12,000	12,000

Net interest income after provision for loan losses	182,948	183,871	166,443

Noninterest income:
Noninterest income	112,341	101,873	78,191
Securities gains (losses), net	1,195	43	1,865

Noninterest income	113,536	101,916	80,056
Noninterest expense	165,026	167,919	145,059

Income before income taxes and minority interest	131,458	117,868	101,440
Income tax expense	45,930	40,746	35,419
Minority interest, net of income tax expense	(248)	5	—

Net income	$85,776	$77,117	$66,021

Per common share information:
Net income	$0.56	$0.50	$0.43
Net income - assuming dilution	$0.54	$0.49	$0.42
Cash dividends declared	$0.20	$0.20	$0.18
Average shares outstanding (000s)	154,424	153,845	153,876
Average shares outstanding - assuming dilution (000s)	158,199	157,240	156,960
Dividend payout ratio	35.71%	40.00%	41.86%

Selected quarter-end balances (in millions)
Loans	$15,781.0	$15,719.2	$13,091.9
Deposits	$17,574.4	$17,378.9	$14,882.2
Debt	$1,825.8	$1,910.6	$1,101.7
Equity	$1,994.2	$1,941.9	$1,831.8
Total assets	$22,233.7	$22,308.1	$18,716.8

Selected average balances (in millions)
Loans	$15,678.6	$15,555.9	$12,996.1
Deposits	$17,553.5	$17,017.7	$14,295.4
Debt	$1,861.1	$1,917.6	$1,101.8
Equity	$1,970.3	$1,906.2	$1,801.5
Total assets	$22,278.5	$21,871.7	$18,545.7

Selected ratios
Net interest margin (taxable-equivalent)	3.91%	3.90%	4.17%
Return on assets	1.54%	1.41%	1.42%
Return on equity	17.41%	16.18%	14.66%
Efficiency ratio	52.82%	56.12%	56.18%
Average equity/average assets	8.84%	8.72%	9.71%
Tier 1 risk-based capital ratio	9.93%	9.48%	10.49%
Total risk-based capital ratio	11.77%	11.32%	11.74%
Leverage ratio	7.72%	7.51%	8.56%

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

FIRST-QUARTER 2005 OVERVIEW

Hibernia Corporation is a financial holding company which, through its bank and nonbank subsidiaries, provides a broad array of financial products and services throughout Louisiana and Texas and portions of Mississippi. At March 31, 2005, the Company operated 317 locations in 34 Louisiana parishes and 35 Texas counties and two mortgage loan production and retail brokerage services offices in Southern Mississippi. The principal products and services offered include retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; merchant processing; insurance; and trust and investment management. The Bank, through a wholly-owned subsidiary, also acts as a retail broker, providing access to alternative investment products, including stocks, bonds, mutual funds and annuities.

On March 6, 2005, Hibernia Corporation and Capital One Financial Corporation (Capital One) announced a definitive agreement under which Capital One will acquire Hibernia in a stock and cash transaction valued at approximately $5.3 billion, based on Capital One’s closing price on the last trading day prior to the announcement, with Capital One continuing as the surviving corporation. This transaction is subject to regulatory and Hibernia shareholder approval and other customary closing conditions.

Earnings for first-quarter 2005 were solid. Asset quality and capital remained strong, and the Texas expansion program continues to move forward. Results for first quarter 2005 include the impact of the merger with Coastal Bancorp, Inc. (Coastal), parent of a $2.7 billion asset Texas savings bank, which became effective May 13, 2004. Financial results for the first quarter of 2005 include:

•	Net income for the first quarter of 2005 totaled $85.8 million ($0.56 per common share), up 30% compared to $66.0 million ($0.43 per common share) for the first quarter of 2004. Earnings per common share—assuming dilution for the first quarter of 2005 were $0.54, 29% higher than a year ago. Results for the first quarter of 2005 were impacted by a $14.4 million gain from the sale of an energy asset and a $3.9 million gain from the merger of the PULSE and Discover networks. These gains totaled $0.08 per diluted common share after tax. Results for the first quarter also include $5.0 million in professional fees expense, or $0.02 per diluted common share after tax, associated with the pending acquisition of Hibernia by Capital One. First-quarter 2004 results included a $10.0 million provision for the temporary impairment of mortgage servicing rights.

•	Total assets at March 31, 2005 were $22.2 billion, up (19%) from $18.7 billion at March 31, 2004. The Coastal merger added approximately $2.7 billion in assets on the May 13, 2004 merger date.

•	Total loans at March 31, 2005 were $15.8 billion, up $2.7 billion (21%) from $13.1 billion a year earlier. Loans increased in all portfolios, with commercial up 22% and consumer and small business, each up 20%. The Coastal merger added approximately $2 billion in loans at the merger date.

•	Deposits grew to $17.6 billion at March 31, 2005, up $2.7 billion (18%) from $14.9 billion a year earlier. The Coastal merger added approximately $1.7 billion in deposits on the May 13, 2004 merger date.

•	Net interest income totaled $198.6 million for the first quarter of 2005, up 11% from the first quarter of 2004. The net interest margin was 3.91% for the first quarter of 2005, compared to 4.17% for the first quarter of 2004. The decline in the net interest margin resulted from a combination of the Coastal merger and spread compression in a rising interest rate environment.

•	The provision for loan losses for the three months ended March 31, 2005 totaled $15.7 million, up 31% from $12.0 million for the same period in 2004. Net charge-offs were $14.5 million in the first quarter 2005, up 24% from $11.8 in the first-quarter 2004. The increase in net charge-offs includes $1.4 million of overdraft net charge-offs in first-quarter 2005. Effective first-quarter 2005, overdraft net charge-offs are charged to the reserve for loan losses. In previous financial statements, substantially all overdraft net charge-offs were classified in “other operating expense” in noninterest expense. The net charge-off ratio for the first quarter 2005 was 0.37% as compared to 0.36% for the first quarter 2004.

•	Reserve coverage of total and nonperforming loans remained strong at 1.45% and 368%, respectively, at March 31, 2005, compared to 1.63% and 404%, at first quarter 2004. The nonperforming asset and nonperforming loan ratios were 0.46% and 0.39%, respectively, at March 31, 2005, compared to 0.49% and 0.40% at the first quarter 2004.

•	Noninterest income for the first quarter of 2005 totaled $113.5 million, up $33.5 million (42%) compared to the first- quarter 2004 level of $80.1 million. In addition to the previously mentioned gain from the merger of the PULSE and Discover networks, the Company also recorded increases in mortgage-banking income, service charges on deposits, card-related fees, investment-banking fees and retail investment fees.

•	Noninterest expense for first-quarter 2005 was $165.0 million, up $20.0 million (14%) from $145.1 million for the same period in 2004. This increase reflects the addition of Coastal and increased costs due to the Texas de novo office expansion. Noninterest expense in the first quarter 2005 was also reduced by the previously mentioned $14.4 million gain on the sale of an energy asset classified as a foreclosed asset and increased by the $5.0 million of professional fees expense associated with the pending acquisition of Hibernia by Capital One.

•	Return on assets and return on common equity ratios were 1.54% and 17.41%, respectively, for the quarter ended March 31, 2005, compared to 1.42% and 14.66% for the same period last year.

•	Capital remained strong with a leverage ratio of 7.72% at March 31, 2005, compared to 8.56% at March 31, 2004. The decline resulted from the acquisition of Coastal and was in line with management’s expectations. During the first quarter of 2005, Hibernia repurchased approximately 670,000 shares of its common stock under a previously announced buyback plan. Prior to the announcement of the Capital One transaction, the Company discontinued buying back its stock. In accordance with the merger agreement, Hibernia does not plan to buy back any of its common stock while the merger is pending.

•	In April 2005, Hibernia’s Board of Directors declared a quarterly cash dividend of 20 cents per common share, an 11% increase from 18 cents per common share declared in April 2004.

The Texas expansion continues to move forward. In 2005, Hibernia opened five additional de novo offices in the Dallas-Fort Worth and Houston markets, with another office scheduled to open in the second quarter. The Company expects to open approximately 20 new branches in Texas this year – as Hibernia and, if the merger is completed, as a subsidiary of Capital One. The de novo branches have continued to exceed expectations in 2005.

The Company’s emphasis continues to be on developing a stronger sales and service culture, growing within its geographic footprint, generating more fee income, maintaining good credit quality and expanding and enhancing its delivery channels. Because the Capital One acquisition is expected to close in the third quarter, the Company’s previous financial guidance for full-year 2005 is no longer applicable and the Company will refrain from providing earnings guidance while the transaction is pending.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s management exercises judgment in choosing and applying the most appropriate accounting policies and methodologies in many different areas. These choices are important, not only to ensure compliance with generally accepted accounting principles, but also to reflect the exercise of management’s judgment in determining the most appropriate manner in which to record Hibernia’s financial performance. For Hibernia, these key areas include the accounting for the reserve for loan losses, the valuations of goodwill and the accounting for stock options.

During a portion of 2004, the valuation of mortgage servicing rights was also considered to be one of the Company’s critical accounting policies. On September 30, 2004, the Company sold substantially all of its approximately $10 billion third-party residential mortgage servicing portfolio. The Company’s current practice is to sell the servicing rights associated with the mortgage loans sold; therefore, this accounting policy is not considered critical in 2005.

The reserve for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet dates. The reserve is comprised of three components: specific reserves on certain problem loans, general reserves determined primarily from historical loss allocation factors applied to pools of loans and an unallocated portion. The reserve is calculated using both objective and subjective information. The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the loan portfolio in light of current economic conditions and market trends. For further discussion on this calculation and assumptions and methods used, see the “Reserve and Provision for Loan Losses” section of this analysis.

The Company is required to perform valuations of assets and liabilities in accordance with various generally accepted accounting principles. Under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the purchase price in an acquisition is allocated to the estimated fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. The excess of costs over the fair value of the net assets acquired is recorded as goodwill. Impairment testing of goodwill, which is performed annually or more frequently if certain conditions occur, requires the Company to determine its fair value by reporting unit. Impairment testing is a two-step process that first compares the fair value of a reporting unit with its carrying amount, and second, if necessary, measures impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units are operating segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reporting units are based on lines of business. Assets and liabilities are allocated to reporting units using the Company’s internal management reporting system. Goodwill is allocated directly to these reporting units, when applicable, or based on the allocation of loans to the reporting segments for each region in which the goodwill originated. When quoted market prices are not available for assets and liabilities, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. However, management uses assumptions that it considers to be appropriate in its purchase accounting and impairment testing. The Company did not record impairment of goodwill in 2005 or 2004. Additional information on goodwill and other intangible assets can be found in Note 3 of the “Notes to Consolidated Financial Statements.”

The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, net income would have been reduced by $2.2 million ($0.02 per common share) and $1.9 million ($0.01 per common share) for the quarters ended March 31, 2005 and 2004, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model. Beginning in the first quarter of 2005, the Company changed its assumption for stock price volatility from historical based volatility to a weighted average of historical based and implied volatility. New accounting guidance requires the expensing of stock-based compensation at the beginning of the Company’s next fiscal year following June 15, 2005. The Company does not anticipate expensing stock options prior to the required adoption date.

The Black-Scholes model estimates the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

The Company records a servicing asset when the right to service mortgage loans for others is acquired through a purchase or retained upon the sale of loans. Based upon current fair values, servicing rights are periodically assessed for impairment. For this valuation, the mortgage servicing portfolio is stratified into tranches on the basis of certain risk characteristics including loan type and interest rate. A discounted cash flow analysis is performed using various assumptions including prepayment speeds, discount rates and servicing costs. The Company uses national prepayment speed assumptions and adjusts them based on actual prepayment behavior of its own portfolio with information obtained from an independent third party. To the extent that temporary impairment exists in a tranche, writedowns are recognized in current earnings as an adjustment to the corresponding valuation allowance. As market conditions improve, the valuation allowance is reversed in current earnings. Impairment is considered to be other-than-temporary when the Company determines that the carrying value of a tranche is expected to exceed the fair value for an extended period of time based on forecasted assumptions, including expected interest-rate levels and prepayment speeds. Other-than-temporary impairment is recognized through a writedown of the asset with a corresponding reduction in the valuation allowance.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to these policies.

MERGER ACTIVITY

On March 6, 2005, Hibernia announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation pursuant to which Hibernia would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a bank holding company focused on consumer lending. Its principal business segments are domestic credit card lending, automobile and other motor vehicle financing and global financial services. Subject to the terms and conditions of the merger agreement, each holder of Hibernia common stock will have the right, subject to proration, to elect to receive, for each share of Hibernia common stock, cash or Capital One’s common stock, in either case having a value equal to $15.35 plus the product of .2261 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $78.08 on March 4, 2005, the transaction is valued at $33.00 per Hibernia share, for a total transaction value of approximately $5.3 billion. Hibernia stock options vest upon change in control and will be converted into options on shares of Capital One’s common stock in connection with the closing, if not exercised before that time. Each outstanding Hibernia restricted share will be converted into the right to receive the per share merger consideration (with the same terms as the Company’s restricted shares, including transfer restrictions, except to the extent the restricted shares vest and transfer restrictions lapse at the merger date) elected by the holder of the Hibernia restricted share, subject to proration. The merger is subject to certain conditions, including approval by Hibernia shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2005. Upon closing of the transaction, Hibernia National Bank will become a subsidiary of Capital One.

On April 22, 2005, a putative class action complaint was filed on behalf of the shareholders of Hibernia in the Civil District Court for the Parish of Orleans, State of Louisiana, against Hibernia and each of the members of Hibernia’s Board of Directors in connection with the proposed merger. The complaint alleges, among other things, that the directors of Hibernia named in the complaint breached their fiduciary duties by failing to maximize shareholder value, and by creating deterrents to third-party offers (including by agreeing to pay a termination fee to Capital One in certain circumstances under the merger agreement). Among other things, the complaint seeks class action status, a court order enjoining Hibernia and its directors from proceeding with or consummating the merger, or any other business combination with a third party, a court order rescinding the merger agreement and any of its terms to the extent already implemented and the payment of attorneys’ and experts’ fees. Hibernia believes that the claims in the lawsuit lack merit and intends to vigorously defend it.

On May 13, 2004, Hibernia purchased all of the outstanding stock and options of Coastal Bancorp, Inc. (Coastal), headquartered in Houston, Texas, for $231.0 million in cash. This transaction significantly increased Hibernia’s presence in the Houston area and provided entry into Austin, Corpus Christi, the Rio Grande Valley and other communities in South Texas. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the fair value of tangible and intangible assets acquired and the liabilities assumed. The results of operations of Coastal have been included in the company’s consolidated financial statements since the date of acquisition. At the date of acquisition, Coastal had $2.7 billion in assets, $2.0 billion in loans and $1.7 billion in deposits. In connection with the allocation of the purchase price, goodwill of $116.9 million and a core deposit intangible of $23.6 million were recorded.

FINANCIAL CONDITION:

EARNING ASSETS

Interest income from earning assets (primarily loans and securities) is the Company’s main source of income. Average earning assets totaled $20.7 billion in the first quarter 2005, up $3.4 billion (19%) from $17.3 billion for the first quarter 2004. The increase was due to increases in all loan portfolios and securities available for sale, discussed below.

Loans. Average loans for the first quarter of 2005 of $15.7 billion were up $2.7 billion (21%) compared to the first quarter of 2004. The growth in the loan portfolio was due in part to the impact of the merger with Coastal which was consummated in May of 2004. Coastal loans outstanding were approximately $2.0 billion as of the merger date.

Table 1 details Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at March 31, 2005, December 31, 2004 and March 31, 2004. Total loans increased $61.8 million at March 31, 2005 compared to December 31, 2004 and $2.7 billion (21%) compared to March 31, 2004.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	March 31, 2005		December 31, 2004		March 31, 2004
($ in millions)	Loans	Percent	Loans	Percent	Loans	Percent
Commercial:
Commercial and industrial	$1,274.5	8.1%	$1,240.5	7.9%	$1,122.3	8.6%
Real estate	1,069.4	6.8	1,089.8	6.9	574.5	4.4
Services industry	689.8	4.4	728.2	4.6	644.3	4.9
Health care	206.3	1.3	207.7	1.3	226.4	1.7
Transportation, communications and utilities	147.6	0.9	141.4	0.9	127.1	1.0
Energy	386.3	2.4	433.2	2.8	387.1	3.0
Other	138.9	0.9	157.1	1.0	124.2	0.9

Total commercial	3,912.8	24.8	3,997.9	25.4	3,205.9	24.5

Small Business:
Commercial and industrial	878.9	5.6	883.6	5.6	737.1	5.6
Real estate	836.6	5.3	836.9	5.3	653.4	5.0
Services industry	762.5	4.8	755.3	4.8	663.9	5.1
Health care	248.9	1.6	229.8	1.5	190.0	1.5
Transportation, communications and utilities	111.4	0.7	109.2	0.7	97.3	0.7
Energy	47.6	0.3	49.5	0.3	40.7	0.3
Other	385.9	2.4	376.8	2.4	348.5	2.7

Total small business	3,271.8	20.7	3,241.1	20.6	2,730.9	20.9

Consumer:
Residential mortgages:
First mortgages	4,227.7	26.8	4,201.1	26.7	3,221.4	24.6
Junior liens	357.7	2.3	359.6	2.3	360.5	2.8
Real estate secured revolving credit	885.1	5.6	853.5	5.4	681.0	5.2
Indirect	2,478.5	15.7	2,422.9	15.4	2,292.7	17.5
Revolving credit:
Secured	7.1	—	9.7	0.1	9.7	0.1
Unsecured	122.1	0.8	120.4	0.8	106.2	0.8
Other:
Secured	265.0	1.7	271.3	1.7	294.8	2.2
Unsecured	253.2	1.6	241.7	1.6	188.8	1.4

Total consumer	8,596.4	54.5	8,480.2	54.0	7,155.1	54.6

Total loans	$15,781.0	100.0%	$15,719.2	100.0%	$13,091.9	100.0%

Consumer loans increased $116.2 million (1%) and $1.4 billion (20%) compared to December 31, 2004 and March 31, 2004, respectively. The increase from the previous quarter is due to growth in indirect auto loans of $55.6 million (2%), real estate secured revolving credit loans of $31.6 million (4%) and residential first mortgages of $26.6 million (1%). The increase from the same period a year ago reflects the addition of Coastal, which added approximately $1.0 billion in consumer loans at the merger date, the majority of which are residential first mortgage loans.

Small business loans increased $30.7 million (1%) compared to December 31, 2004 and $540.9 million (20%) compared to March 31, 2004. At the merger date, Coastal added approximately $0.6 billion in small business loans. In addition, since the first quarter of 2004, approximately $330 million of larger small business loans were reclassified to the commercial portfolio.

Commercial loans decreased $85.1 million (2%) compared to December 31, 2004 and increased $706.9 million (22%) compared to March 31, 2004. The decrease compared to the fourth quarter of 2004 was due to seasonality in the loans to consumer finance companies and higher-than expected paydowns on commercial real estate loans, offset in part by the transfer of approximately $30 million of larger small business banking loans. The increase compared to the prior year was due in part to the merger with Coastal which added approximately $0.4 billion in commercial loans at the merger date, the majority of which were in the commercial real estate portfolio. In addition, the commercial portfolio was increased by the reclassification of approximately $300 million of larger small business loans in the fourth quarter of 2004.

The Company continues to expect loan growth for 2005, led by the consumer portfolio, with higher levels of growth in all portfolios as the economy continues to recover and the Company continues its expansion into strategic Texas markets. At the end of the first quarter of 2005, more than 20% of the loans outstanding are in our Texas markets.

Securities Available for Sale. Average securities available for sale, adjusted for trade-date transactions, increased $366.1 million (9%) in the first quarter of 2005 compared to the fourth quarter of 2004, and were up $481.9 million (12%) compared to the first quarter of 2004. The increase compared to the fourth quarter of 2004 was partially due to purchases of securities required to collateralize certain public fund deposits and repurchase agreements. Further, as the Company continued to experience higher deposit and other interest-bearing liabilities growth compared to loan growth, additional purchases of securities available for sale helped to increase income on earning assets. Increases compared to first quarter 2004 were primarily due to the Coastal merger that added approximately $505.0 million in securities available for sale at the merger date.

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

Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the first quarter of 2005 totaled $34.6 million, down $3.8 million (10%) from the fourth quarter of 2004 and $22.3 million (39%) from the first quarter of 2004. These decreases are due to both contractually due payments and prepayments on mortgage-backed securities.

Short-Term Investments. Short-term investments consist primarily of federal funds sold and securities purchased under agreements to resell (reverse repurchase agreements). All other short-term investments are considered to be cash equivalents. Average short-term investments for the three months ended March 31, 2005 totaled $497.9 million, down $3.7 million compared to $501.6 million in the fourth quarter of 2004 and up $296.6 million (147%) from $201.3 million in the first quarter of 2004.

Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the first quarter of 2005 decreased $16.1 million (19%) compared to the fourth quarter of 2004, and decreased $82.9 million (55%) compared to the first quarter of 2004. The decrease was driven by the interest rate environment along with the Company’s strategic decision to exit correspondent lending.

Hibernia’s pipeline at the end of the first quarter of 2005 was $301.2 million, up from $226.5 million at the end of the fourth quarter 2004. Approximately 62% of the pipeline mortgage loans at March 31, 2005 are fixed-rate, which generally will be held for sale when funded.

ASSET QUALITY

Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Delinquent loans presented in Table 2 are still in accrual status and are not included in total nonperforming loans in Table 3. Managed consumer delinquencies include those related to indirect automobile loans previously securitized and sold. In the third quarter 2004, the Company repurchased the previously securitized portfolio in accordance with the provisions of the securitization which allowed for the repurchase when the portfolio declined to nominal levels. Consequently, from that time forward, managed delinquencies are the same as held delinquencies. Total managed delinquencies increased $16.1 million (38%) from March 31, 2004 and decreased $11.3 million (16%) from December 31, 2004. Loans past due 90 days or more in the held portfolio are primarily consumer loans aggregating $8.3 million at March 31, 2005, compared to $6.7 million at March 31, 2004 and $9.6 million at December 31, 2004. The increase in managed delinquencies at March 31, 2005 compared to a year ago was primarily due to the merger with Coastal in the second quarter of 2004.

TABLE 2 - LOAN DELINQUENCIES

($ in millions)	March 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004	March 31 2004
Days past due and still accruing:
30 to 89 days	$50.3	$60.3	$56.7	$56.6	$33.9
90 days or more	8.3	9.6	8.7	9.1	6.7

Total delinquencies	58.6	69.9	65.4	65.7	40.6
Securitized indirect auto delinquencies	—	—	—	2.1	1.9

Total managed delinquencies	$58.6	$69.9	$65.4	$67.8	$42.5

Total delinquencies as a percentage of loans:
Commercial	0.01%	0.02%	0.04%	—%	0.01%
Small business	0.27%	0.46%	0.24%	0.28%	0.14%
Consumer:
Residential mortgage	0.42%	0.44%	0.42%	0.49%	0.32%
Indirect	0.80%	0.96%	1.02%	0.95%	0.71%
Other consumer	1.04%	1.15%	1.37%	1.23%	1.04%
Total consumer	0.58%	0.64%	0.67%	0.68%	0.51%
Total held loans	0.37%	0.44%	0.42%	0.43%	0.31%
Managed consumer	0.58%	0.64%	0.67%	0.70%	0.53%
Total managed loans	0.37%	0.44%	0.42%	0.44%	0.32%

Total managed delinquencies as a percentage of total managed loans at March 31, 2005 were 0.37%, up from 0.32% a year ago, but down from 0.44% at December 31, 2004. Small business delinquencies increased $4.9 million compared to a year ago, primarily as a result of the Coastal merger, and declined $6.0 million compared to December 31, 2004, primarily as a result of a transfer of a large real estate secured credit to the commercial portfolio and its subsequent placement on nonaccrual status. Managed consumer delinquencies decreased $4.8 million from December 31, 2004, and increased $11.4 million from a year ago. The increase in delinquencies in the consumer portfolio compared to March 31, 2004 year was due to increases in the residential mortgage portfolio, resulting primarily from the Coastal merger, and increases in the indirect automobile portfolio. The decrease in consumer delinquencies from December 31, 2004 was driven by improvement in indirect automobile portfolio delinquencies.

Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $62.2 million at March 31, 2005, up from $52.9 million at March 31, 2004, but down from $65.1 million at December 31, 2004. The increase in nonperforming loans compared to March 31, 2004 was primarily due to loans acquired in the Coastal merger. Commercial nonperforming loans increased $6.4 million at March 31, 2005 compared to March 31, 2004, but decreased $3.8 million compared to the previous quarter-end. The decrease from December 31, 2004 was due to the sale and charge-off of a $6.7 million loan acquired as part of the Coastal merger, offset by additions to nonperforming loans including the transfer from the small business portfolio previously discussed. Small business nonperforming loans increased $2.5 million from March 31, 2004 and $3.7 million compared to the previous quarter-end. Real estate secured consumer nonperforming loans decreased $2.9 million compared to December 31, 2004, and were essentially unchanged from March 31, 2004. No significant losses are expected in this portfolio due to the secured nature of these loans.

Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $8.9 million at March 31, 2005, down $1.8 million from a year earlier and $2.8 million from December 31, 2004. The decreases were primarily due to the sale of a $4.6 million energy asset for a gain in the first quarter of 2005, partially offset by additions to foreclosed assets. Excess bank-owned property at March 31, 2005 was up $1.5 million from March 31, 2004, and $0.9 million from December 31, 2004, primarily due to transfers of properties during the first quarter of 2005 that were acquired as part of the Coastal merger.

Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At March 31, 2005, the Company’s nonperforming asset ratio was 0.46%, down from 0.49% at March 31, 2004 and December 31, 2004.

The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the last five quarters are set forth in Table 3.

TABLE 3 - NONPERFORMING ASSETS

($ in thousands)	March 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004	March 31 2004
Nonaccrual loans:
Commercial	$24,218	$27,973	$21,527	$19,338	$17,867
Small business	23,071	19,381	26,402	29,939	20,548
Consumer
Residential mortgage	14,320	17,190	16,094	14,944	14,229
Other consumer	584	542	305	540	219

Total nonperforming loans	62,193	65,086	64,328	64,761	52,863

Foreclosed assets	8,901	11,685	11,143	11,930	10,688
Excess bank-owned property	1,878	986	264	265	369

Total nonperforming assets	$72,972	$77,757	$75,735	$76,956	$63,920

Reserve for loan losses	$228,731	$227,574	$235,233	$235,077	$213,503
Nonperforming loan ratio:
Commercial	0.62%	0.70%	0.59%	0.53%	0.56%
Small business	0.71%	0.60%	0.77%	0.88%	0.75%
Consumer
Residential mortgage	0.26%	0.32%	0.30%	0.28%	0.33%
Other consumer	0.02%	0.02%	0.01%	0.02%	0.01%
Total consumer loans	0.17%	0.21%	0.19%	0.19%	0.20%
Total loans	0.39%	0.41%	0.41%	0.42%	0.40%
Nonperforming asset ratio	0.46%	0.49%	0.49%	0.50%	0.49%
Reserve for loan losses as a percentage of nonperforming loans	367.78%	349.65%	365.68%	362.99%	403.88%

At March 31, 2005, the recorded investment in loans considered impaired under SFAS No. 114 was $47.3 million. The related portion of the reserve for loan losses was $3.3 million. The comparable amounts at March 31, 2004 were $38.4 million and $4.2 million, respectively. These loans are included in nonaccrual loans in Table 3.

Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $20.1 million were added to nonperforming loans during the first quarter of 2005, down from $22.8 million in the prior quarter. These inflows were led by additions of $9.3 million in the small business portfolio and $7.4 million in the commercial portfolio. The inflows were more than offset by payments, sales, charge-offs, transfers to foreclosed assets and returns to performing status. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2005	2004
($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonperforming loans at beginning of period	$65,086	$64,328	$64,761	$52,863	$55,576
Additions	20,111	22,752	13,505	37,061	10,690
Gross charge-offs	(3,346)	(3,046)	(1,940)	(4,088)	(1,690)
Transfers to foreclosed assets	(3,310)	(1,747)	(1,388)	(1,361)	(1,285)
Returns to performing status	(1,251)	(3,867)	(138)	(202)	(593)
Payments	(9,741)	(13,012)	(10,122)	(12,367)	(7,419)
Sales	(5,356)	(322)	(350)	(7,145)	(2,416)

Nonperforming loans at end of period	$62,193	$65,086	$64,328	$64,761	$52,863

In addition to the nonperforming loans discussed above, other commercial and small business loans that are subject to potential future classification as nonperforming or past due 90 days or more and still accruing totaled $46.3 million at March 31, 2005.

RESERVE AND PROVISION FOR LOAN LOSSES

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $15.7 million provision for loan losses in the first quarter of 2005 compared to $12.0 million in the first quarter of 2004, and $12.0 million in the prior quarter. Effective first quarter 2005, overdraft net charge-offs are charged to the reserve for loan losses. In previous financial statements, substantially all overdraft net charge-offs were classified as “other operating expense” in noninterest expense. Prior periods were not restated. The increase in the provision for loan losses compared to the previous quarter and the same quarter last year includes the impact of reclassifying overdraft net charge-offs, totaling $1.4 million in the first quarter of 2005, to the reserve for loan losses.

Total net charge-offs were $14.5 million in the first quarter of 2005 compared to $11.8 million in the first quarter of 2004 and $13.7 million in the prior quarter. The increase includes the previously discussed $1.4 million in overdraft net charge-offs in the first quarter of 2005, the majority of which were in the consumer portfolio. As a percentage of average loans, annualized net charge-offs were 0.37% in the first quarter of 2005, virtually unchanged from 0.36% in the first quarter of 2004, and 0.35% in the prior quarter. Overdraft net charge-offs contributed four basis points to the net charge-off ratio and five basis points to the consumer net charge-off ratio in the first quarter of 2005.

Commercial net charge-offs were $1.4 million in the first quarter of 2005 compared to virtually no net charge-offs in the same period of 2004, and $1.2 million in the fourth quarter of 2004. Net charge-offs of $2.8 million in the small business portfolio for the first quarter of 2005 increased slightly from $2.6 million in the first quarter of 2004, and was virtually unchanged from the fourth quarter of 2004. Consumer net charge-offs of $10.3 million in the first quarter of 2005 increased from $9.2 million in the first quarter of 2004 and $9.7 million in the prior quarter. The increase in consumer net charge-offs was due to an increase in the other consumer portfolio resulting from $1.2 million in overdraft net charge-offs.

Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - LOAN LOSS RESERVE ACTIVITY

	2005	2004
($ in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance at beginning of period	$227,574	$235,233	$235,077	$213,503	$213,275
Loans charged off:
Commercial	(1,742)	(1,193)	(1)	(420)	(124)
Small business	(4,130)	(4,253)	(4,317)	(5,532)	(3,709)
Consumer:
Real estate secured	(1,116)	(1,260)	(1,140)	(1,411)	(1,121)
Indirect	(6,724)	(7,019)	(7,086)	(5,977)	(6,969)
Other consumer	(5,932)	(3,061)	(2,658)	(2,709)	(2,646)
Recoveries:
Commercial	306	34	547	2,138	106
Small business	1,321	1,421	770	882	1,123
Consumer:
Real estate secured	306	179	205	265	154
Indirect	1,051	946	1,046	949	892
Other consumer	2,117	547	540	553	522

Net loans charged off	(14,543)	(13,659)	(12,094)	(11,262)	(11,772)
Provision for loan losses	15,700	12,000	12,250	12,000	12,000
Additions due to acquisition	—	—	—	20,836	—
Transfer to a reserve for lending related commitments	—	(6,000)	—	—	—

Balance at end of period	$228,731	$227,574	$235,233	$235,077	$213,503

Reserve for loan losses as percentage of loans	1.45%	1.45%	1.52%	1.53%	1.63%
Annualize net charge-offs as a percentage of average loans:
Commercial	0.15%	0.13%	(0.06)%	(0.20)%	—%
Small Business	0.35%	0.33%	0.41%	0.60%	0.39%
Consumer
Real estate secured	0.06%	0.08%	0.07%	0.09%	0.09%
Indirect	0.93%	1.00%	1.00%	0.86%	1.07%
Other consumer	2.36%	1.54%	1.32%	1.41%	1.41%
Total consumer	0.48%	0.46%	0.44%	0.43%	0.52%
Total loans	0.37%	0.35%	0.31%	0.32%	0.36%

On December 31, 2004, the Company transferred $6.0 million from the reserve for loan losses to a reserve for lending related commitments as noted in Table 5. This reserve considers the credit risk related to exposures arising from unfunded commitments, letters of credit, financial guarantees (standby letters of credit) and derivative instruments.

The reserve for loan losses is established to provide for losses inherent in the funded portion of the loan portfolio. In the fourth quarter of 2004, the Company refined its approach to evaluating the adequacy of the allowance for loan losses. Many of the factors which were previously considered in the unallocated reserve are now considered in general reserves.

The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves and an unallocated reserve. The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based primarily on historical charge-offs, considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. These general reserves are then adjusted for other factors which could impact expected losses including the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, management considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact the credit quality and collections of the loan portfolio are also considered as well as the results of reviews performed by internal and external examiners. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and possible over- or under-allocations of specific reserves.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios, which are key factors in this analysis, are updated quarterly and are weighted more heavily for recent charge-off experience. The review of reserve adequacy is performed by executive management and presented quarterly to the Board of Directors for its review, consideration and ratification.

The composition of the loan portfolio reflected the previously discussed changes, including growth in the portfolios and the impact of the Coastal merger. The Company continues to proactively manage its exposure to credit risk and enhance its underwriting and portfolio monitoring processes.

The reserve coverage of net charge-offs was 393% at March 31, 2005 down from 417% at December 31, 2004 and 453% at March 31, 2004. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve, which is a backward-looking measure, is not necessarily an appropriate measure of reserve adequacy, especially in periods where net charge-off ratios are expected to significantly increase or decrease and where there is a lag between the timing of charge-offs and recoveries. This is particularly true with respect to prior years, since a significant portion of charge-offs in these years were related to the complete disposition through sale of several large commercial credits and the exit of certain portfolios.

The March 31, 2005 reserve of $228.7 million provided 368% coverage of nonperforming loans compared to $213.5 million with 404% coverage at March 31, 2004 and $227.6 million with 350% coverage at December 31, 2004. As a percentage of total loans, the reserve for loan losses was 1.45% at March 31, 2005, unchanged from December 31, 2004 and down from 1.63% at March 31, 2004.

Refinements are continuously made to the existing methodology as evolving risk trends are identified. Allocations to the various portfolios increased significantly from the prior year as a result of previously discussed changes to the method used to establish general and unallocated reserves. In addition, allocations were impacted by the Coastal merger and the transfer of approximately $330 million of loans from the small business portfolio to the commercial portfolio since the first quarter of 2004. On a comparable basis, the allocations to the various portfolios as a percentage of the total reserve did not materially change compared to the previous quarter-end or March 31, 2004. Additionally, the allocations as a percentage of the portfolio outstandings were also in line with the prior year. The unallocated reserve decreased modestly compared to the previous quarter but increased modestly from the same quarter a year ago. These allocations are driven in large part by the loan loss methodology which weighs recent history more heavily as well as judgmental factors considered in allocating general reserves. As a result, the allocated portion of the reserve generally increases in periods when charge-offs are relatively high. Management considers both the allocated and unallocated reserve levels when assessing reserve adequacy.

Management believes the present level of the reserve for loan losses is adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy predict modestly improving economic conditions, and as a result, the reserve as a percentage of the loan portfolio may decline further in 2005. The Company will continue to evaluate economic trends and their impact on credit quality and provide for losses accordingly.

FUNDING SOURCES:

DEPOSITS

Average deposits totaled $17.6 billion in the first quarter of 2005, a $3.3 billion (23%) increase from $14.3 billion in the first quarter of 2004. The Company estimates that approximately 22% of its customer deposits are from its Texas markets at March 31, 2005. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	First Quarter 2005		Fourth Quarter 2004		First Quarter 2004
($ in millions)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest-bearing	$3,253.8	18.5%	$3,340.5	19.6%	$2,918.2	20.4%
NOW accounts	455.3	2.6	405.6	2.4	455.8	3.2
Money market deposit accounts	4,868.5	27.7	4,568.5	26.9	3,858.2	27.0
Savings accounts	2,570.8	14.7	2,555.8	15.0	2,521.0	17.6
Other consumer time deposits	3,376.2	19.2	3,350.4	19.7	2,182.5	15.3

Total core deposits	14,524.6	82.7	14,220.8	83.6	11,935.7	83.5

Public fund certificates of deposit of $100,000 or more	974.0	5.6	783.1	4.6	815.3	5.7
Certificates of deposit of $100,000 or more	1,247.2	7.1	1,243.1	7.3	904.6	6.3
Foreign time deposits	807.7	4.6	770.7	4.5	639.8	4.5

Total deposits	$17,553.5	100.0%	$17,017.7	100.0%	$14,295.4	100.0%

Average core deposits totaled $14.5 billion in the first quarter of 2005, a $2.6 billion (22%) increase from the first quarter of 2004. Average noninterest-bearing deposits increased $335.6 million and average savings deposits increased $49.8 million in the first quarter of 2005 compared to the first quarter of 2004. Average NOW account balances remained flat while average money market deposit accounts were up $1.0 billion in the first quarter of 2005 compared to the first quarter of 2004. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $600.6 million and average money market deposit accounts were up $409.2 million. Average consumer time deposits increased $1.2 billion in the first quarter of 2005 compared to the first quarter of 2004. The increases in average core deposits resulted from the Coastal merger and Texas expansion as well as the continued marketing and success of Hibernia’s Completely Free CheckingSM program, discussed below. The increase in consumer time was also due to an increase in retail brokered certificates of deposit, a wholesale funding source. Retail brokered certificates of deposit averaged $687.4 million in the first quarter of 2005 compared to $9.4 million in the first quarter of 2004.

Hibernia has high performance checking programs that offer simplified checking to its consumer and small business customers. These programs offer gifts to customers who open new checking accounts or refer prospects who then open new checking accounts, eliminate monthly cycle service charges and buy back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These programs include extensive advertising and marketing and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. Since the introduction of the high performance checking products, competitors in most of the Company’s markets began offering similar products. In 2003, the Company began offering free online bill pay and in the fourth quarter of 2004, Hibernia eliminated the annual debit card fee associated with these accounts as it continues to enhance these products and promote deposit retention in the competitive environment. The Company remains focused on growing core deposits especially in the new Texas markets.

Average noncore deposits for the first quarter of 2005 were up $669.2 million from the first quarter of 2004 to $3.0 billion or approximately 17% of total deposits. Average large denomination certificates of deposit increased $342.6 million compared to the first quarter of 2004. Coastal added approximately $130.5 million in large denomination certificates of deposit at the May 13, 2004 merger date. Public fund certificates of deposit were up $190.9 million and $158.7 million compared to fourth quarter 2004 and first quarter 2004, respectively. This increase in public funds compared to the fourth quarter of 2004 is a seasonal increase due to additional tax dollars received by municipalities. The increase in public fund certificates of deposit compared to the first quarter of 2004 is due to the addition of new customers. Average foreign time deposits increased $167.9 million from first quarter 2004 due in part to an increase in its overnight sweep products.

Total deposits at March 31, 2005 were $17.6 billion, up $2.7 billion (18%) from March 31, 2004. Total noninterest-bearing deposits at March 31, 2005 were $3.1 billion, down $42.7 million (1%) from March 31, 2004. This decrease reflects the transfer in first-quarter 2005 of approximately $200 million in mortgage escrow deposits associated with the third-quarter 2004 sale of the third-party residential mortgage servicing portfolio to CitiMortgage, Inc.

BORROWINGS

Average borrowings include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; FHLB advances and subordinated debt. Average borrowings decreased $67.9 million (3%) compared to the fourth quarter of 2004 to $2.4 billion and increased $191.8 million (9%) compared to the first quarter of 2004.

Average federal funds purchased and treasury, tax and loan borrowings were $56.8 million during the first quarter of 2005 compared to $56.7 million and $497.6 million in the fourth and first quarter of 2004, respectively. Fluctuations in federal funds purchased stem from differences in the timing of growth in the loan portfolio and growth of other funding sources (deposits, proceeds from maturing and sold securities, FHLB advances and other debt). Average securities sold under agreements to repurchase totaled $468.4 million during the first quarter of 2005 compared to $595.7 million during the first quarter of 2004. Included in first quarter 2004 repurchases is the purchase of bonds used as part of a hedging strategy against mortgage servicing rights. No bonds were purchased for hedging in the first quarter of 2005.

Average debt for the first quarter of 2005 totaled $1.9 billion, up from $1.1 billion for the first quarter of 2004. FHLB advances averaged $1.7 billion and $1.1 billion for the first quarter of 2005 and 2004, respectively. The increase is due to the assumption of $723.6 million of Coastal’s FHLB advances at the May 13, 2004 merger date, offset by paydowns.

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

In connection with the Coastal merger, the Company assumed $51.5 million aggregate principal amount of 9.0% junior subordinated debentures due June 30, 2032 issued by Coastal to Coastal Capital Trust I (CCTI) and became the sponsor of CCTI, a business trust, which issued 2,000,000 of 9.0% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security that is traded on the Nasdaq National Market. The Company also assumed $10.3 million aggregate principal amount of floating rate (LIBOR plus 3.05%, reset quarterly) junior subordinated debentures due June 30, 2033, issued by Coastal to Coastal Capital Trust II (CCTII) and became the sponsor of CCTII, a business trust, which issued 10,000 floating rate (LIBOR plus 3.05%, reset quarterly) trust preferred securities to a private institutional investor with a liquidation rate of $1,000 per security. The trust preferred securities represent an interest in the Company’s junior subordinated debentures, which were purchased by the business trusts and have substantially the same terms as the trust preferred securities. The subordinated debentures were recorded on the Company’s books at their fair value on May 13, 2004, which totaled $65.7 million. The fair value adjustment of $3.8 million is being amortized over the estimated life of the subordinated debentures, which is the earliest redemption date. A portion of these instruments qualifies as Tier 1 capital under Federal Reserve Bank regulatory capital rules.

Of the debt outstanding at March 31, 2005 and 2004, $1.2 billion and $700.0 million, respectively, accrue interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate FHLB advances by entering into interest rate swap agreements. These interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay fixed rates. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The Company had interest rate swap agreements outstanding with notional amounts of $700 million and $400 million at March 31, 2005 and 2004, respectively. The interest rate swaps had an estimated net positive fair value of $25.2 million at March 31, 2005 and a net negative fair value of $6.3 million at March 31, 2004. The fair values are recorded on the balance sheet as other assets or other liabilities, with the corresponding offset, net of income taxes, recorded in other comprehensive net income. Net settlements on the swap agreements are accrued monthly and effectively convert the hedged debt from variable to fixed rates.

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

The simulation models incorporate management’s assumptions regarding the level of interest rates and balances for indeterminate maturity deposits (demand, NOW, savings and money market deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Key assumptions in the models include anticipated prepayments on mortgage-related instruments, loans and investments; contractual cash flows and maturities of all financial instruments; deposit sensitivity; and changes in market conditions. In addition, the impact of planned growth and anticipated new business is factored into the simulation models. These assumptions are inherently uncertain, and as a result, the models cannot precisely estimate net interest income or precisely predict the impact of a change in interest rates on net income or capital. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

The objective of Hibernia’s interest rate risk policy is to limit the change in after-tax net interest income, from an immediate and sustained change in interest rates of 200 basis points, compared to a flat rate scenario, to 15% of projected 12-month net income. Based on the results of the simulation models at March 31, 2005, the Company would expect an increase in after-tax net interest income of $25.1 million from a 200-basis-point increase in interest rates. In the event of a 100-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment), the Company would expect after-tax net interest income to decrease by $4.8 million. Results of both scenarios are within the limits of Hibernia’s policy, although there is no assurance that actual results would be the same as the model. In addition, the Company projects an increase in after-tax net interest income of $5.4 million and a decrease of $1.9 million if interest rates gradually rise or decline, respectively, by 100 basis points over the next year.

Based on the results of the simulation models at March 31, 2004, the Company would have expected an increase in after-tax net interest income of $17.9 million from a 200-basis-point increase in interest rates, and a decrease of $15.2 million in the event of a 50-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment). Results of both scenarios were within the limits of Hibernia’s policy. In addition, the Company projected an increase in after-tax net interest income of $11.6 million and a decrease of $16.4 million if interest rates gradually rise or decline, respectively, by 100 basis points over the next year. The projected decline in net interest income in the 50-basis-point decrease and the gradual decline simulations reflect the limited flexibility to reduce rates further on interest-bearing deposits in the low interest rate environment.

On a limited basis, the Company has entered into interest rate and foreign exchange rate swaps, forward and option contracts, and forward sales contracts to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on behalf of itself and for customers.

The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates the portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $70.5 million and an estimated net positive fair value of $1.3 million were designated as fair value hedges at March 31, 2005. The related hedged mortgage loans held for sale had a principal balance of $70.5 million and were decreased by a negative change in fair value of $1.3 million at March 31, 2005, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At March 31, 2005, interest rate lock commitments had a notional amount of $70.0 million with a negative fair value of $0.9 million. The related forward sales contracts had a notional amount of $70.0 million and a net positive fair value of $0.7 million at March 31, 2005.

Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.5 billion at March 31, 2005, with positive fair values of $14.7 million and negative fair values of $11.5 million.

The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate FHLB advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $700 million. These derivative financial instruments designated as cash flow hedges had positive fair values of $25.2 million at March 31, 2005.

The Company enters into interest rate contracts relating to certain certificates of deposit on its own behalf. These contracts are designated as fair value hedges. The purpose of these contracts is to convert fixed interest rate certificates of deposits to variable interest rates. These interest rate contracts had notional amounts totaling $482.3 million at March 31, 2005, with positive fair values of $15,000 and negative fair values of $12.3 million. The related hedged certificates of deposit totaled $481.6 million with a positive fair value of $12.3 million, resulting in an increase of noninterest income of $12,000 due to hedge ineffectiveness.

RESULTS OF OPERATIONS:

Net income for the first quarter of 2005 totaled $85.8 million ($0.56 per common share), up 30% compared to $66.0 million ($0.43 per common share) for the first quarter of 2004. Earnings per common share—assuming dilution were $0.54 for the first quarter of 2005 compared to $0.42 for the first quarter of 2004. Included in first quarter 2005 results is a $14.4 million gain on the sale of an energy asset reclassified from the private-equity portfolio to other foreclosed assets in 2003 and a $3.9 million gain from the merger of the PULSE and Discover networks. These gains totaled $0.08 per diluted common share after tax. Results for first quarter 2005 also included $5.0 million ($0.02 per diluted common share after tax) in professional fees expense associated with the pending acquisition of Hibernia by Capital One.

First-quarter 2004 results included a $10.0 million non-cash expense ($0.04 per diluted common share after tax) for temporary impairment of mortgage servicing rights. Additional explanations of these net changes are detailed below.

The Company’s previous full-year 2005 financial guidance is no longer applicable as the acquisition by Capital One is expected to close in the third quarter of 2005. The Company will refrain from providing further earnings guidance while the Capital One transaction is pending.

NET INTEREST INCOME

Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the first quarter of 2005 totaled $200.1 million, a $20.1 million (11%) increase from the first quarter of 2004 and a $2.8 million (1%) increase from the fourth quarter of 2004. The increase in net interest income for the first quarter of 2005 compared to the first quarter of 2004 was partially due to the addition of Coastal in the second quarter of 2004.

Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2005	2004
(Percentage of average balances)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial loans	18.9%	18.3%	18.3%	18.1%	18.6%
Small business loans	15.7	16.8	17.3	16.5	15.4
Consumer loans	41.3	41.9	42.4	41.6	41.1

Total loans	75.9	77.0	78.0	76.2	75.1

Securities available for sale	21.2	19.9	20.8	21.5	22.6
Securities held to maturity	0.2	0.2	0.2	0.3	0.3

Total securities	21.4	20.1	21.0	21.8	22.9

Short-term investments	2.4	2.5	0.5	1.1	1.1
Mortgage loans held for sale	0.3	0.4	0.5	0.9	0.9

Total interest-earning assets	100.0%	100.0%	100.0%	100.0%	100.0%

The net interest margin was 3.91% for the first quarter of 2005, a decrease of 26 basis points from the first quarter of 2004 and remained flat compared to the fourth quarter of 2004. The decrease in the margin from the first quarter of 2004 resulted from a combination of the Coastal merger and spread compression in a rising interest rate environment.

Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2005	2004
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Yield on earning assets	5.57%	5.41%	5.30%	5.19%	5.32%
Rate on interest-bearing liabilities	2.06	1.90	1.74	1.51	1.46

Net interest spread	3.51	3.51	3.56	3.68	3.86
Contribution of noninterest-bearing funds	0.40	0.39	0.34	0.32	0.31

Net interest margin	3.91%	3.90%	3.90%	4.00%	4.17%

Noninterest-bearing funds supporting earning assets	19.27%	20.15%	19.73%	20.92%	21.60%

Table 9 presents an analysis of changes in taxable-equivalent net interest income between the first quarter of 2005 and the fourth quarter of 2004 and between the first quarter of 2005 and the first quarter of 2004. The analysis of Consolidated Average Balances, Interest and Rates on pages 34 and 35 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended March 31, 2005, December 31, 2004 and March 31, 2004.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	First Quarter 2005 Compared to:
	Fourth Quarter 2004			First Quarter 2004
	Increase (Decrease) Due to Change In:
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Taxable-equivalent interest earned on:
Commercial loans	$2,674	$2,129	$4,803	$8,034	$10,776	$18,810
Small business loans	(2,498)	1,250	(1,248)	8,931	2,704	11,635
Consumer loans	1,181	900	2,081	21,765	(3,982)	17,783

Loans	1,357	4,279	5,636	38,730	9,498	48,228

Securities available for sale	3,918	653	4,571	5,143	1,159	6,302
Securities held to maturity	(49)	6	(43)	(291)	(26)	(317)

Securities	3,869	659	4,528	4,852	1,133	5,985

Short-term investments	(18)	675	657	1,514	936	2,450
Mortgage loans held for sale	(231)	37	(194)	(1,188)	100	(1,088)

Total	4,977	5,650	10,627	43,908	11,667	55,575

Interest paid on:
NOW accounts	159	198	357	(1)	859	858
Money market deposit accounts	996	1,160	2,156	2,304	7,152	9,456
Savings accounts	37	(127)	(90)	82	2,078	2,160
Other consumer time deposits	161	905	1,066	7,761	(647)	7,114
Public fund certificates of deposit of $100,000 or more	1,021	1,202	2,223	538	3,011	3,549
Certificates of deposit of $100,000 or more	30	263	293	2,556	359	2,915
Foreign deposits	161	800	961	435	2,390	2,825
Federal funds purchased	—	45	45	(1,676)	750	(926)
Repurchase agreements	(43)	481	438	(264)	1,396	1,132
Debt	(483)	897	414	6,739	(330)	6,409

Total	2,039	5,824	7,863	18,474	17,018	35,492

Taxable-equivalent net interest income	$2,938	$(174)	$2,764	$25,434	$(5,351)	$20,083

(1)	Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries

Taxable-equivalent basis (1)

	First Quarter 2005
(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Commercial loans	$3,900.0	$52,367	5.45%
Small business loans	3,244.1	51,599	6.45
Consumer loans	8,534.5	129,462	6.13

Total loans (2)	15,678.6	233,428	6.03

Securities available for sale	4,389.8	47,081	4.29
Securities held to maturity	34.6	450	5.21

Total securities	4,424.4	47,531	4.30

Short-term investments	497.9	3,108	2.53
Mortgage loans held for sale	67.7	975	5.76

Total interest-earning assets	20,668.6	$285,042	5.57%

Reserve for loan losses	(227.2)
Noninterest-earning assets:
Cash and due from banks	665.4
Trade-date securities available for sale	145.9
Other assets	1,025.8

Total noninterest-earning assets	1,837.1

Total assets	$22,278.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$455.3	$1,571	1.40%
Money market deposit accounts	4,868.5	16,800	1.40
Savings accounts	2,570.8	6,218	0.98
Other consumer time deposits	3,376.2	21,882	2.63
Public fund certificates of deposit of $100,000 or more	974.0	5,922	2.47
Certificates of deposit of $100,000 or more	1,247.2	9,363	3.04
Foreign time deposits	807.7	4,182	2.10

Total interest-bearing deposits	14,299.7	65,938	1.87

Short-term borrowings:
Federal funds purchased	56.8	320	2.29
Repurchase agreements	469.0	2,178	1.88
Debt	1,861.1	16,492	3.54

Total interest-bearing liabilities	16,686.6	$84,928	2.06%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,253.8
Other liabilities	367.8

Total noninterest-bearing liabilities	3,621.6

Total shareholders’ equity	1,970.3

Total liabilities and shareholders’ equity	$22,278.5

SPREAD AND NET YIELD
Interest rate spread			3.51%
Cost of funds supporting interest-earning assets			1.66%
Net interest income/margin		$200,114	3.91%

(1)	Based on the statutory income tax rate of 35%.

(2)	Yield computations include nonaccrual loans in loans outstanding.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries

Taxable-equivalent basis (1)

	Fourth Quarter 2004			First Quarter 2004
(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Commercial loans	$3,697.1	$47,564	5.12%	$3,214.3	$33,557	4.20%
Small business loans	3,402.4	52,847	6.18	2,674.6	39,964	6.01
Consumer loans	8,456.4	127,381	6.00	7,107.2	111,679	6.31

Total loans (2)	15,555.9	227,792	5.83	12,996.1	185,200	5.73

Securities available for sale	4,023.7	42,510	4.23	3,907.9	40,779	4.17
Securities held to maturity	38.4	493	5.14	56.9	767	5.40

Total securities	4,062.1	43,003	4.23	3,964.8	41,546	4.19

Short-term investments	501.6	2,451	1.94	201.3	658	1.31
Mortgage loans held for sale	83.8	1,169	5.58	150.6	2,063	5.48

Total interest-earning assets	20,203.4	274,415	5.41%	17,312.8	229,467	5.32%

Reserve for loan losses	(236.4)			(214.2)
Noninterest-earning assets:
Cash and due from banks	640.6			589.2
Trade-date securities available for sale	239.1			46.7
Other assets	1,025.0			811.2

Total noninterest-earning assets	1,904.7			1,447.1

Total assets	$21,871.7			$18,545.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$405.6	$1,214	1.20%	$455.8	$713	0.63%
Money market deposit accounts	4,568.5	14,644	1.28	3,858.2	7,344	0.77
Savings accounts	2,555.8	6,308	0.98	2,521.0	4,058	0.65
Other consumer time deposits	3,350.4	20,816	2.47	2,182.5	14,768	2.72
Public fund certificates of deposit of $100,000 or more	783.1	3,699	1.88	815.3	2,373	1.17
Certificates of deposit of $100,000 or more	1,243.1	9,070	2.90	904.6	6,448	2.87
Foreign time deposits	770.7	3,221	1.66	639.8	1,357	0.85

Total interest-bearing deposits	13,677.2	58,972	1.72	11,377.2	37,061	1.31

Short-term borrowings:
Federal funds purchased	56.7	275	1.93	497.6	1,246	1.01
Repurchase agreements	480.5	1,740	1.44	595.7	1,046	0.71
Debt	1,917.6	16,078	3.29	1,101.8	10,083	3.68

Total interest-bearing liabilities	16,132.0	$77,065	1.90%	13,572.3	$49,436	1.46%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,340.5			2,918.2
Other liabilities	493.0			253.7

Total noninterest-bearing liabilities	3,833.5			3,171.9

Total shareholders’ equity	1,906.2			1,801.5

Total liabilities and shareholders’ equity	$21,871.7			$18,545.7

SPREAD AND NET YIELD
Interest rate spread			3.51%			3.86%
Cost of funds supporting interest-earning assets			1.51%			1.15%
Net interest income/margin		197,350	3.90%		180,031	4.17%

(1)	Based on the statutory income tax rate of 35%.

(2)	Yield computations include nonaccrual loans in loans outstanding.

NONINTEREST INCOME

Noninterest income for the first quarter of 2005 was $113.5 million compared to $80.1 million in the same period of 2004. The major categories of noninterest income for the three months ended March 31, 2005 and 2004 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended
($ in thousands)	March 31 2005	March 31 2004	Percentage Increase (Decrease)
Service charges on deposits	$49,855	$40,786	22%
Card-related fees	16,580	12,517	32
Mortgage banking:
Mortgage loan servicing fees	1,097	8,599	(87)
Mortgage loan origination fees	966	1,302	(26)
Amortization of mortgage servicing rights	(160)	(9,230)	(98)
Provision for temporary impairment of mortgage servicing rights	—	(10,000)	100
Gain on sales of mortgage loans	2,940	2,180	35
Loss on sale of mortgage servicing rights	(212)	—	—

Total mortgage banking	4,631	(7,149)	165

Retail investment fees	8,663	7,698	13
Trust fees	5,777	6,172	(6)
Insurance	4,786	4,807	—
Investment banking	7,860	3,784	108
Other service, collection and exchange charges	5,717	5,233	9
Other operating income:
Mortgage loan derivative income	(45)	(379)	88
Derivative income from customer-related interest rate contracts	319	191	67
Other income	8,198	4,531	81

Total other operating income	8,472	4,343	95

Securities gains, net	1,195	1,865	(36)

Total noninterest income	$113,536	$80,056	42%

Service charges on deposits increased $9.1 million (22%) for the first quarter of 2005 over the comparable period in 2004. This change was the result of growth in transaction-based fees due primarily to an increased number of accounts resulting from the high performance checking programs, the Coastal merger and the Texas de novo office expansion. Approximately $3.0 million of the increase compared to first quarter 2004 is estimated to be from accounts acquired in the Coastal merger.

Card-related fees were $16.6 million in first quarter 2005, up $4.1 million (32%) compared to first quarter 2004. This increase resulted from increased fees of $3.5 million generated by Hibernia’s debit and credit cards due to increased activity. Also included in the increase were $1.2 million of fees from the Company’s 50% interest in The MerchantNet.com Corporation, which was purchased in April 2004. These increases were partially offset by a $1.1 million decrease in fees on debit cards as the Company began to waive the annual fee on debit cards in the fourth quarter of 2004. This was in response to a change in the competitive market.

Total mortgage banking increased $11.8 million (165%) in the first quarter of 2005 compared to the same period in 2004. Servicing fees totaled $1.1 million in the first quarter of 2005, down $7.5 million (87%) compared to the same period in 2004. Servicing fees were down as a result of the sale of substantially all of the Company’s mortgage servicing portfolio discussed below. Mortgage loan origination fees totaled $1.0 million in the first quarter 2005, down $0.3 million (26%) compared to the first quarter of 2004, due to a decrease in mortgage originations resulting from the interest rate environment and the Company’s strategic decision to exit correspondent mortgage lending in 2004.

Amortization of mortgage servicing rights, a non-cash expense, decreased $9.1 million (98%) to $0.2 million in the first quarter of 2005 from the same quarter in 2004. On September 30, 2004, the Company sold substantially all of its third party mortgage servicing portfolio (including excess servicing rights) to CitiMortgage, Inc. The sale of the servicing portfolio enabled the Company to eliminate the earnings volatility associated with the valuation of the sold portfolio. This sale also reduced future mortgage loan servicing fees as well as the related amortization expense. In March 2005, all the files of Hibernia’s former $10-billion third-party residential mortgage servicing portfolio had been transferred to CitiMortgage, Inc., marking the completion of the final stage in the sale of the portfolio to CitiMortgage. Hibernia had agreed to service those loans for a fixed fee per loan until the files were transferred. Hibernia continues to originate mortgage loans and is currently selling the servicing rights associated with fixed-rate mortgage loans.

No reversal or provision expense for the temporary impairment of mortgage servicing rights was recorded in the first quarter of 2005. The Company recorded $10.0 million of provision for temporary impairment expense in first-quarter 2004. The provision expense in 2004 was the result of changes in the actual and expected speeds of mortgage loan prepayments resulting from the fluctuating interest rate environment. In the first quarter of 2004, the Company reclassified $1.5 million of mortgage servicing rights impairment from temporary to other-than-temporary, which reduced the impairment reserve and the mortgage servicing rights balance.

Gain on sales of mortgage loans increased $0.8 million (35%) in the first quarter of 2005, despite a decline in mortgage loan volume. In the first quarter of 2005, Hibernia originated $202.3 million of fixed-rate residential first mortgages for the purchase and refinancing of homes compared to $386.5 million in the same period in 2004.

Retail investment service fees increased $1.0 million (13%) in the first quarter of 2005 over the comparable period in 2004. The growth was due to increased sales in new markets as a result of the Coastal merger.

Hibernia National Bank manages mutual funds and, through a wholly-owned subsidiary, acts as a broker in providing access to mutual funds and variable annuities, but does not underwrite annuities. Through an insurance subsidiary of Hibernia Corporation, the Company also provides access to fixed annuities. Income from the sale and servicing of mutual funds and annuities totaled $8.6 million for the first quarter of 2005, up $0.8 million (10%) from the first quarter of 2004. These commissions and fees are included in retail investment and trust fees.

Investment banking fees, which include brokerage commission income, contributed $7.9 million to noninterest income in the first quarter of 2005, up $4.1 million (108%) from the same period in 2004. The increase was primarily due to increases in commissions earned as well as management, underwriting, and merger and acquisition fees from the Company’s investment banking subsidiary.

Other service, collection and exchange charges increased $0.5 million (9%) in the first quarter of 2005 compared to the same period in 2004. This increase was due to increases in commercial letter of credit fees and credit life protection income partially offset by a decrease in indirect lending servicing fee income as a result of the August 2004 repurchase of the indirect automobile loans securitized in 2001.

Other operating income increased $4.1 million (95%) in the first quarter of 2005 compared to the same period in 2004. This increase was primarily due to the previously mentioned $3.9 million gain on the merger of the Pulse and Discover networks.

Net securities gains totaled $1.2 million in the first quarter of 2005, compared to $1.9 million in the first quarter of 2004. The net securities gain in the first quarter of 2005 was primarily due to a $1.1 million gain on the sale of a private equity security. The net securities gain in the first quarter of 2004 was primarily the result of $1.5 million of gains taken to offset $1.5 million in mortgage servicing rights impairment expense that was reclassified from temporary to other-than-temporary.

NONINTEREST EXPENSE

For the first quarter of 2005, noninterest expense totaled $165.0 million, a $20.0 million (14%) increase from the first quarter of 2004. Included in the results for the first quarter of 2005 are the previously mentioned $14.4 million gain from the sale of the energy asset classified as foreclosed assets and professional fees expense of $5.0 million associated with the pending sale of the Company. Noninterest expense for the three months ended March 31, 2005 and 2004 is presented by major category in Table 11.

TABLE 11 - NONINTEREST EXPENSE

	Three Months Ended
($ in thousands)	March 31 2005	March 31 2004	Percentage Increase (Decrease)
Salaries	$76,871	$61,801	24%
Benefits	16,356	14,207	15

Total staff costs	93,227	76,008	23

Occupancy, net	12,817	10,128	27
Equipment	10,328	8,872	16

Total occupancy and equipment	23,145	19,000	22

Data processing	10,126	9,207	10
Advertising and promotional expenses	9,644	7,774	24
Amortization of purchase accounting intangibles	1,743	1,161	50
Foreclosed property expense, net	(14,494)	35	N/M
Professional fees	7,505	2,067	263
State taxes on equity	4,728	4,569	3
Card-related processing expense	2,992	2,647	13
Telecommunications	2,615	2,119	23
Stationery and supplies	2,569	2,193	17
Postage	2,336	2,075	13
Loan collection expense	2,323	2,308	1
Regulatory expense	1,297	1,097	18
Other	15,270	12,799	19

Total noninterest expense	$165,026	$145,059	14%

Efficiency ratio (1)	52.82%	56.18%

(1)	Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

Staff costs, which represent the largest component of noninterest expense, increased $17.2 million (23%) in the first quarter of 2005 compared to the same period a year ago. Higher wages, resulting primarily from the annual wage increase and additional staff added with the Coastal merger, were responsible for approximately $12.0 million of the increase. Incentive compensation in several fee generating areas increased $3.7 million.

Occupancy and equipment expenses increased $4.1 million (22%) to $23.1 million for the first quarter of 2005 compared to the same period in 2004. The increase was primarily due to higher depreciation expenses, increased rent and real estate taxes resulting from the Coastal merger and the Texas de novo office expansion program, as well as increased maintenance and utilities expenses.

Data processing costs increased $0.9 million (10%) to $10.1 million in the first quarter of 2005 compared to the first quarter of 2004, due to higher outside data processing expense.

Advertising and promotional expenses were up $1.9 million (24%) in the first quarter of 2005 compared to the same period a year ago. The increase from the prior year was due to increased marketing expenses primarily due to the free checking campaign in Texas and various corporate sponsorships.

Amortization of purchase accounting intangibles increased $0.6 million (50%) to $1.7 million in the first quarter of 2005 compared to the first quarter of 2004, due to increased amortization of core deposit and customer list intangibles originating from the 2004 purchase transactions.

Foreclosed property expense decreased $14.5 million in the first quarter of 2005 compared to the first quarter of 2004. This decrease was due to the previously mentioned gain of $14.4 million on the sale of an energy asset reclassified from the Company’s private equity portfolio to foreclosed assets in the third quarter of 2003.

Professional fees increased $5.4 million (263%) in the first quarter of 2005 compared to the same period a year ago primarily due to the previously mentioned $5.0 million of fees associated with the pending merger with Capital One.

Telecommunications, stationery and supplies, and postage expenses increased $1.1 million to $7.5 million in the first quarter of 2005 compared to the first quarter of 2004, primarily due to the Coastal acquisition and Texas expansion.

Other noninterest expense increased $2.5 million (19%) to $15.3 million in the first quarter of 2005 compared to the same period a year ago. This increase reflects growth in various areas of other operating expenses, partially offset by a decrease of $0.9 million due to the reclassification of overdraft net charge-offs from other noninterest expense to the reserve for loan losses in the first quarter of 2005.

The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the first quarter of 2005 was 52.82% compared to 56.18% for the first quarter of 2004.

TAXES

The Company recorded a $45.9 million provision for income taxes in the first quarter of 2005, compared to $35.4 in the first quarter of 2004. The Company’s effective tax rate was 34.9% for the first quarter of 2005 and 2004.

Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

The Company’s segment information is presented by line of business. Each line of business provides various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial and Investments and Public Funds. The Consumer segment provides individuals with comprehensive products and services, including mortgage and other loans, deposit accounts, trust and investment management, brokerage, and life and health insurance. The Small Business and Commercial segments provide business entities with comprehensive products and services, including loans, deposit accounts, leasing, treasury management, merchant processing, investment banking, property and casualty insurance and private equity investments. The Small Business segment provides products and services to mid-size and smaller business entities and the Commercial segment provides products and services to larger business entities. The Investments and Public Funds segment includes the management of public entity deposits and provides the treasury function for the Company by managing the investment portfolio, interest rate risk, and liquidity and funding positions. The provision for temporary impairment of mortgage servicing rights, primarily a function of interest rate risk, is also included in this segment. The Other segment includes the areas of support services and facilities management as well as income and expense items considered to be unusual. Segment net income for the quarters ended March 31, 2005 and 2004 are presented in Table 12.

TABLE 12 - SEGMENT RESULTS

	Three Months Ended
($ in thousands)	March 31 2005	March 31 2004	Percentage Increase (Decrease)
Consumer	$46,687	$38,704	21%
Small Business	14,064	13,246	6
Commercial	27,980	15,996	75
Investments and Public Funds	4,103	269	N/M
Other	(7,301)	(2,801)	(161)

Segment total	85,533	65,414	31
Reconciling items(1)	243	607	(60)

Total net income	$85,776	$66,021	30%

(1)	For a discussion of reconciling items, refer to Note 7 of the “Notes to Consolidated Financial Statements.”

Net income for the Consumer segment was $46.7 million for the first three months of 2005, up $8.0 million (21%) from $38.7 million for the first three months of 2004. The increase in the Consumer segment net income resulted primarily from increases in the retail and mortgage areas. The Small Business segment net income was up $0.8 million (6%) to $14.1 million for the first quarter 2005 compared to $13.2 million in the same period in 2004. The Commercial segment net income increased $12.0 million (75%) from $16.0 million in the first quarter of 2004 to $28.0 million in the first quarter of 2005. The increase in the Commercial segment was primarily due to the gain from the sale of an energy asset in the first quarter of 2005, discussed earlier. The Investments and Public Funds segment net income increased $3.8 million for the first quarter of 2005, to $4.1 million from $0.3 million in the first quarter of 2004. This segment’s 2004 results were negatively impacted by the previously discussed $10.0 million provision for temporary impairment of mortgage servicing rights. Other segment net losses increased $4.5 million to $7.3 million in the first quarter of 2005. The Other segment was impacted by the previously mentioned $3.9 million gain on the merger of the PULSE and Discover networks and higher noninterest expense in the first quarter of 2005 compared to 2004, due in part to the $5.0 million of professional fees associated with the pending acquisition of the Company.

CAPITAL

Shareholders’ equity totaled $1,994.2 million at March 31, 2005, up $162.4 million (9%) compared to $1,831.8 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $312.7 million, the issuance of $54.6 million of common stock and a tax benefit related to stock option plans and the ESOP of $15.0 million. These increases were partially offset by the declaration of $120.1 million in dividends on common stock, the acquisition of $62.8 million of treasury stock and a decrease in accumulated other comprehensive income of $43.5 million.

Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 13 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

The leverage ratio decreased to 7.72% in the first quarter of 2005, compared to 8.56% a year earlier. The decline resulted from the cash purchase of Coastal and was in line with management’s expectations. Management believes the purchase of Coastal is an excellent use of accumulated capital, and with the Company’s current risk profile, is comfortable operating the Company with this level of capital.

Hibernia repurchased 670,000 shares of its common stock in the first quarter of 2005. Prior to the announcement of the Capital One transaction, the Company discontinued buying back its stock. In accordance with the merger agreement, Hibernia does not plan to buy back any more of its stock while the transaction is pending.

TABLE 13 - CAPITAL

($ in millions)	March 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004	March 31 2004
Risk-based capital:
Tier 1	$1,690.7	$1,612.5	$1,557.9	$1,514.4	$1,566.5
Total	2,003.7	1,925.2	1,866.4	1,826.1	1,753.5

Assets:
Quarterly average assets(1)	21,894.0	21,482.8	20,884.0	19,699.1	18,297.0
Net risk-adjusted assets	17,025.7	17,002.8	16,656.4	16,917.9	14,939.0

Ratios:
Tier 1 risk-based capital	9.93%	9.48%	9.35%	8.95%	10.49%
Total risk-based capital	11.77%	11.32%	11.21%	10.79%	11.74%
Leverage	7.72%	7.51%	7.46%	7.69%	8.56%

(1)	Excluding the adjustment for accumulated other comprehensive income and other disallowed assets.

Hibernia’s dividend payout ratio for the first quarter of 2005 was 35.7%. The merger agreement with Capital One allows the Board of Directors to declare regular quarterly cash dividends at a rate not in excess of $0.20 per common share through the closing of the transaction, and under certain circumstances, a pro-rata dividend prior to closing. The Board of Directors will assess the financial condition of the Company to determine if a dividend is appropriate.

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

Core deposits maintained at competitive rates are the Company’s primary source of liquidity. Core deposits totaled $14.5 billion at March 31, 2005, up $2.1 billion (17%) from $12.4 billion a year earlier. This increase is primarily the result of the Coastal merger, which added approximately $1.6 billion in core deposits as of the merger date, increasing Hibernia’s extensive banking office network. The growth in core deposits was further aided by the Texas de novo expansion, continued marketing and success of the Company’s high performance deposit products and additional brokered certificates of deposit, discussed earlier. In addition, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds. Large-denomination and brokered certificates of deposit were additional sources of liquidity for the Company.

Hibernia’s loan-to-deposit ratio at March 31, 2005 increased to 89.8% from 88.0% at March 31, 2004. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 15.2% of Hibernia’s earning assets were funded by net large liabilities (total liabilities less short-term investments) at March 31, 2005, down 385 basis points from the prior-year level of 19.0%.

Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $4.2 billion residential first mortgage loan portfolio and $2.5 billion indirect consumer loan portfolio. The Company also had federal funds lines of credit totaling $2.2 billion at March 31, 2005, and its membership in the FHLB which provided an additional line totaling $4.0 billion to further augment liquidity by providing a readily accessible source of funds at competitive rates. Outstanding borrowings under these facilities totaled $1.7 billion at March 31, 2005.

Statements in this report that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, loan demand, changes in business or consumer spending, borrowing or savings habits, deposit growth, adequacy of the reserve for loan losses, competition, stock price volatility, government monetary policy, anticipated expense levels, changes in laws and regulations, the level of success of the Company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, matters related to the proposed transaction with Capital One Financial Corporation (including, among others, risks related to governmental and shareholder approval, integration issues, and cost and revenue synergies) and changes in the assumptions used in making the forward-looking statements could cause actual results to differ materially from those contemplated by the forward-looking statement. Hibernia undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

ADDITIONAL INFORMATION ABOUT THE CAPITAL ONE TRANSACTION

In connection with the proposed merger, Capital One filed with the SEC on April 28, 2005 a Registration Statement on Form S-4 that included a preliminary proxy statement of Hibernia that also constitutes a preliminary prospectus of Capital One. Hibernia will mail the definitive proxy statement/prospectus, when available, to its stockholders. Investors and security holders are urged to read the definitive proxy statement/prospectus regarding the proposed merger when it becomes available, because it will contain important information. You may obtain a free copy of the preliminary proxy statement/prospectus and the definitive proxy statement/prospectus (when available) and other related documents filed by Capital One and Hibernia with the SEC at the SEC’s web site at www.sec.gov. The preliminary proxy statement/prospectus and the definitive proxy statement/prospectus (when it is available) and the other documents may also be obtained for free by accessing Capital One’s web site at www.capitalone.com under the tab “Investors” and then under the heading “SEC & Regulatory Filings” or by accessing Hibernia’s website at www.hibernia.com under the tab “About Hibernia” and then under the heading “Investor Relations – SEC Filings.”

Capital One, Hibernia and their respective directors, executive officers and certain other members of management and employees may be soliciting proxies from Hibernia stockholders in favor of the merger. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of the Hibernia stockholders in connection with the proposed merger will be set forth in the definitive proxy statement/prospectus when it is filed with the SEC. You can find information about Capital One’s executive officers and directors in its definitive proxy statement filed with the SEC on March 21, 2005. You can find information about Hibernia’s executive officers and directors in its definitive proxy statement filed with the SEC on March 15, 2005. You can obtain free copies of these documents from Capital One and Hibernia using the contact information above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to page 30 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in the Company’s internal control over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth the information required by Item 703 of Regulation S-K for the repurchase of shares of Hibernia Corporation Class A Common Stock.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1 through January 31, 2005	270,418	$26.17	270,000	2,182,800
February 1 through February 28, 2005	400,040	$26.61	400,000	1,782,800
March 1 through March 31, 2005	291	$32.46	—	1,782,800

(1)	Shares purchased include shares repurchased under authorized buyback plans, shares surrendered to pay for the exercise price of stock options or to satisfy tax withholding obligations that arise from the exercise of stock options or vesting of restricted stock awards and shares forfeited upon termination of employment for cause.

(2)	In April 2004, the Company’s Board of Directors authorized a buyback plan allowing for the repurchase of up to 3.5 million shares of its common stock through April 2005. Prior to the announcement of the Capital One transaction, the Company discontinued buying back its stock. In accordance with the merger agreement, Hibernia does not plan to buy back any of its common stock while the merger is pending.

Item 5.	Other Information

On March 6, 2005, the Board of Directors of Hibernia amended the Hibernia Corporation 2003 Long-Term Incentive Compensation Plan, solely to the extent such action would not result in any awards under such plan being subject to additional taxes under Section 409A of the Internal Revenue Code of 1986, as amended, to provide that any non-employee director of Hibernia whose service with Hibernia terminates by reason of the merger with Capital One shall be deemed to have retired for purposes of the plan, regardless of whether such director’s termination of service constitutes a “retirement” within the meaning of the plan. The effect of this amendment is that their stock options issued under this plan will remain exercisable for three years following the date of termination of service on the Board, subject to Section 409A of the Code.

Item 6.	Exhibits

EXHIBIT	DESCRIPTION

2.1	Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Agreement and Plan of Merger, dated as of December 1, 2003, between Hibernia Corporation, Hibernia Acquisition Corporation and Coastal Bancorp, Inc.)

2.2	Agreement and Plan of Merger, dated as of March 6, 2005, by and between Hibernia Corporation and Capital One Financial Corporation, is hereby incorporated by reference from the Form 8-K dated March 6, 2005, filed with the Commission by the Registrant on March 9, 2005 (Commission File No. 1-10294).

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

4.1	Exhibit 4.1 to the Form S-3 Registration Statement (No. 333-87370) of Coastal Bancorp, Inc. and Coastal Capital Trust I, filed with the Commission on May 1, 2002, is hereby incorporated by reference (Form of Indenture of Coastal Bancorp, Inc. Relating to the Junior Subordinated Debentures issued to Coastal Capital Trust I)

4.2	Exhibit 4.1 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Indenture of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

4.3	Exhibit 4.2 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Registration Rights Agreement of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)*

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)*

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)*

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)*

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)*

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)*

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)*

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)*

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))*

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)*

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)*

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)*

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)*

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)*

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)*

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)*

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)*

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)*

10.62	Exhibit 10.62 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)*

10.63	Exhibit 10.63 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank) *

10.64	Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Executive Bonus Insurance Plan of Hibernia Corporation effective as of January 1, 2004)*

10.65	Exhibit 10.65 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to Hibernia Corporation 2003 Long-Term Incentive Compensation Plan made as of September 22, 2004)*

10.66	Exhibit 10.66 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Mortgage Servicing Purchase and Sale Agreement dated and effective as of September 30, 2004 by and between Hibernia National Bank and CitiMortgage, Inc.**)

10.67	Exhibit 10.67 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Immediate Vesting)*

10.68	Exhibit 10.68 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Future Vesting)*

10.69	Exhibit 10.69 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Employee)*

10.70	Exhibit 10.70 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Director)*

10.71	Exhibit 10.71 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Director Retainer and Meeting Fees for Outside Directors)*

10.72	Exhibit 10.72 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Discussion of extension of Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002, as amended (which Employment Agreement and amendment are listed as Exhibits 10.55 and 10.63), which is incorporated by reference from Part II, Item 5 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant)*

10.73	Exhibit 10.73 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Discussion of the actions of the Executive Compensation Committee in connection with the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002, as amended (which Plan and amendment are listed as Exhibits 10.41 and 10.52), which is incorporated by reference from the Form 8-K dated December 20, 2004, filed with the Commission by the Registrant)*

10.74	Exhibit 10.74 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Employee (in use commencing January 24, 2005))*

10.75	Exhibit 10.75 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Description of the Management Incentive Bonus Plan as incorporated by reference from the Form 8-K dated January 28, 2005, filed with the Commission by the Registrant)*

10.76	Exhibit 10.76 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (CEO Bonus Plan)*

10.77	Exhibit 10.77 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Future Vesting)*

10.78	Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as restated April 1, 1998, and as incorporated by reference from the Form 8-K dated March 2, 2005, filed with the Commission by the Registrant)*

10.79	Hibernia Corporation 2005 Deferred Compensation Plan is hereby incorporated by reference from the Form 8-K dated April 20, 2005, filed with the Commission by the Registrant on April 26, 2005 (Commission File No. 1-10294)*

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

HIBERNIA CORPORATION
(Registrant)

Date: May 6, 2005	By:	/s/ Jan M. Macaluso
Jan M. Macaluso
Executive Vice President and Controller
Chief Accounting Officer
(in her capacity as a duly authorized officer
of the Registrant and in her capacity as
Chief Accounting Officer)