Form 10-Q
period 2005-06-30
HIBERNIA CORP
filed 2005-08-08
CIK 47288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Class A Common Stock, no par value	159,626,363 Shares

HIBERNIA CORPORATION

HIBERNIA CORPORATION	2

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries

Unaudited ($ in thousands)	June 30 2005	December 31 2004	June 30 2004
Assets
Cash and cash equivalents	$732,799	$1,151,066	$646,028
Trading account assets	125	—	1,838
Securities available for sale	4,085,577	4,524,340	4,115,227
Securities held to maturity (estimated fair value of $30,441, $36,564 and $47,562, at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	29,711	35,819	46,774
Mortgage loans held for sale	100,272	78,136	111,967
Loans, net of unearned income	15,992,323	15,719,216	15,329,627
Reserve for loan losses	(227,138)	(227,574)	(235,077)

Loans, net	15,765,185	15,491,642	15,094,550

Premises and equipment	320,519	293,356	270,091
Customers’ acceptance liability	421	141	300
Goodwill	337,441	337,441	337,441
Other intangible assets	29,627	33,328	160,667
Other assets	682,931	362,819	526,174

Total assets	$22,084,608	$22,308,088	$21,311,057

Liabilities
Deposits:
Noninterest-bearing	$3,171,235	$3,264,190	$3,224,472
Interest-bearing	13,926,936	14,114,756	13,153,153

Total deposits	17,098,171	17,378,946	16,377,625

Short-term borrowings	910,739	555,325	793,153
Liability on acceptances	421	141	300
Other liabilities	206,064	521,203	342,583
Debt	1,762,543	1,910,576	1,956,005

Total liabilities	19,977,938	20,366,191	19,469,666

Shareholders’ equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 175,290,408, 171,095,717 and 169,885,188 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	336,558	328,504	326,179
Surplus	643,026	562,969	540,077
Retained earnings	1,450,746	1,347,544	1,255,504
Treasury stock at cost: 16,271,219, 15,850,266 and 14,711,535 shares at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	(312,750)	(297,626)	(267,430)
Accumulated other comprehensive income	3,782	15,198	5,183
Unearned compensation	(14,692)	(14,692)	(18,122)

Total shareholders’ equity	2,106,670	1,941,897	1,841,391

Total liabilities and shareholders’ equity	$22,084,608	$22,308,088	$21,311,057

See notes to consolidated financial statements.

3	HIBERNIA CORPORATION

Consolidated Income Statements

Hibernia Corporation and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
Unaudited ($ in thousands, except per-share data)	2005	2004	2005	2004
Interest income
Interest and fees on loans	$245,666	$197,776	$478,272	$382,246
Interest on securities available for sale	47,703	38,937	94,140	78,858
Interest on securities held to maturity	412	671	862	1,438
Interest on short-term investments	1,133	647	4,241	1,305
Interest on mortgage loans held for sale	1,211	2,029	2,186	4,092

Total interest income	296,125	240,060	579,701	467,939

Interest expense
Interest on deposits	75,233	41,309	141,171	78,370
Interest on short-term borrowings	4,077	1,234	6,575	3,526
Interest on debt	16,800	12,997	33,292	23,080

Total interest expense	96,110	55,540	181,038	104,976

Net interest income	200,015	184,520	398,663	362,963
Provision for loan losses	14,000	12,000	29,700	24,000

Net interest income after provision for loan losses	186,015	172,520	368,963	338,963

Noninterest income
Service charges on deposits	51,561	44,736	101,416	85,522
Card-related fees	17,718	15,333	34,298	27,850
Mortgage banking	4,923	30,240	9,554	23,091
Retail investment fees	7,846	8,138	16,509	15,836
Trust fees	5,773	5,881	11,550	12,053
Insurance	5,496	4,766	10,282	9,573
Investment banking	5,602	3,653	13,462	7,437
Other service, collection and exchange charges	6,343	5,392	12,060	10,625
Other operating income	5,960	5,629	14,432	9,972
Securities gains (losses), net	527	(22,405)	1,722	(20,540)

Total noninterest income	111,749	101,363	225,285	181,419

Noninterest expense
Salaries and employee benefits	92,286	84,887	185,513	160,895
Occupancy expense, net	13,155	11,464	25,972	21,592
Equipment expense	10,269	8,827	20,597	17,699
Data processing expense	9,913	10,044	20,039	19,251
Advertising and promotional expense	8,698	8,307	18,342	16,081
Amortization of purchase accounting intangibles	1,670	1,551	3,413	2,712
Foreclosed property expense, net	22	(250)	(14,472)	(215)
Other operating expense	38,258	35,972	79,893	67,846

Total noninterest expense	174,271	160,802	339,297	305,861

Income before income taxes and minority interest	123,493	113,081	254,951	214,521
Income tax expense	44,025	39,700	89,955	75,119
Minority interest, net of income taxes	33	31	(215)	31

Net income	$79,435	$73,350	$165,211	$139,371

Net income per common share	$0.51	$0.48	$1.06	$0.91

Net income per common share - assuming dilution	$0.50	$0.47	$1.03	$0.89

See notes to consolidated financial statements.

HIBERNIA CORPORATION	4

Consolidated Statements of Changes in Shareholders’ Equity

Hibernia Corporation and Subsidiaries

Unaudited ($ in thousands, except per-share data)	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income
Balances at December 31, 2004	$328,504	$562,969	$1,347,544	$(297,626)	$15,198	$(14,692)
Net income	—	—	165,211	—	—	—	$165,211
Change in unrealized gains (losses) on securities, net of reclassification adjustments	—	—	—	—	(11,188)	—	(11,188)
Change in accumulated gains (losses) on cash flow hedges, net of reclassification adjustments	—	—	—	—	(228)	—	(228)

Comprehensive income							$153,795

Issuance of common stock:
Stock option plans	7,996	57,374	—	2,615	—	—
Restricted stock awards	45	604	—	—	—	—
Directors’ compensation	13	203	—	—	—	—
Cash dividends declared on common ($.40 per share)	—	—	(62,009)	—	—	—
Acquisition of treasury stock	—	—	—	(17,739)	—	—
Net tax benefit related to stock option plans and ESOP	—	21,876	—	—	—	—

Balances at June 30, 2005	$336,558	$643,026	$1,450,746	$(312,750)	$3,782	$(14,692)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income
Balances at December 31, 2003	$322,972	$515,289	$1,171,537	$(226,970)	$12,779	$(18,122)
Net income	—	—	139,371	—	—	—	$139,371
Change in unrealized gains (losses) on securities, net of reclassification adjustments	—	—	—	—	(20,081)	—	(20,081)
Change in accumulated gains (losses) on cash flow hedges, net of reclassification adjustments	—	—	—	—	12,485	—	12,485

Comprehensive income							$131,775

Issuance of common stock:
Stock option plans	3,163	19,372	—	—	—	—
Restricted stock awards	44	478	—	—	—	—
Directors’ compensation	—	83	—	75	—	—
Cash dividends declared on common ($.36 per share)	—	—	(55,404)	—	—	—
Acquisition of treasury stock	—	—	—	(40,535)	—	—
Net tax benefit related to stock option plans and ESOP	—	4,855	—	—	—	—

Balances at June 30, 2004	$326,179	$540,077	$1,255,504	$(267,430)	$5,183	$(18,122)

See notes to consolidated financial statements.

5	HIBERNIA CORPORATION

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries

Six Months Ended June 30

Unaudited ($ in thousands)	2005	2004
Operating activities
Net income	$165,211	$139,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,700	24,000
Minority interest	(215)	31
Amortization of intangibles and deferred charges	2,520	4,567
Depreciation and amortization	20,414	17,492
Non-cash compensation expense	410	294
Non-cash derivative instruments losses (gains), net	(82)	982
Premium amortization, net	5,665	8,771
Realized securities losses (gains), net	(1,722)	20,540
Gains on sales of assets, net	(19,583)	(430)
Provision for losses on foreclosed and other assets	386	415
Decrease (increase) in mortgage loans held for sale	(21,299)	115,610
Decrease in deferred income tax asset	1,002	1,234
Net tax benefit related to stock options and the employee stock ownership plan	21,876	4,855
Decrease in interest receivable and other assets	56,893	8,344
Increase in interest payable and other liabilities	17,027	9,007

Net cash provided by operating activities	278,203	355,083

Investing activities
Purchases of securities available for sale	(764,158)	(1,050,451)
Proceeds from maturities of securities available for sale	459,395	101,964
Proceeds from maturities of securities held to maturity	6,098	13,410
Proceeds from sales of securities available for sale	19,695	1,003,805
Net increase in loans	(328,583)	(456,831)
Proceeds from sales of loans	22,886	30,630
Purchases of loans	(3,602)	(88,402)
Purchases of premises, equipment and other assets	(52,810)	(42,675)
Proceeds from sales of foreclosed assets and excess bank-owned property	24,503	5,210
Proceeds from sales of mortgage servicing rights, premises, equipment and other assets	4,677	154
Acquisition, net of cash acquired of $34,111	—	(217,815)

Net cash used by investing activities	(611,899)	(701,001)

Financing activities
Net increase (decrease) in deposits	(280,810)	530,270
Net increase (decrease) in short-term borrowings	355,414	(487,649)
Proceeds from issuance of debt	—	399,968
Payments on debt	(147,412)	(334,850)
Proceeds from issuance of common stock	67,985	22,535
Dividends paid	(62,009)	(55,404)
Acquisition of treasury stock	(17,739)	(40,535)

Net cash provided (used) by financing activities	(84,571)	34,335

Decrease in cash and cash equivalents	(418,267)	(311,583)
Cash and cash equivalents at beginning of period	1,151,066	957,611

Cash and cash equivalents at end of period	$732,799	$646,028

See notes to consolidated financial statements.

HIBERNIA CORPORATION	6

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

Note 2

Mergers

On March 6, 2005, Hibernia announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation (Capital One) pursuant to which Hibernia would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose principal subsidiaries offer consumer lending and deposits products and automobile and other motor vehicle financing products.

Subject to the terms and conditions of the merger agreement, each holder of Hibernia common stock will have the right, subject to proration, to elect to receive, for each share of Hibernia common stock, cash or Capital One’s common stock, in either case having a value equal to $15.35 plus the product of .2261 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $78.08 on March 4, 2005, the transaction is valued at $33.00 per Hibernia share, for a total transaction value of approximately $5.3 billion. Hibernia stock options vest upon the merger and will be converted into options for shares of Capital One’s common stock in connection with the closing, if not exercised before that time. Each outstanding Hibernia restricted share will be converted into the right to receive the per share merger consideration (with the same terms as the Company’s restricted shares, including transfer restrictions, except to the extent the restricted shares vest and transfer restrictions lapse at the merger date) elected by the holder of the Hibernia restricted share, subject to proration.

The transaction was approved by Hibernia shareholders on August 3, 2005. The merger is expected to close September 1, 2005 subject to the receipt of all necessary regulatory approvals, expiration of all regulatory waiting periods and satisfaction or waiver of all other conditions prior to that date. Upon closing of the transaction, Hibernia National Bank will become a subsidiary of Capital One.

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

7	HIBERNIA CORPORATION

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

($ in thousands, except per-share data)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Interest and noninterest income	$355,828	$696,891
Net income	$73,213	$143,163
Net income per common share	$0.48	$0.93
Net income per common share - assuming dilution	$0.47	$0.91

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

The carrying amount of goodwill not subject to amortization at June 30, 2005 and 2004 totaled $337,441,000, net of accumulated amortization of $66,914,000. At June 30, 2005, goodwill is included in the Company’s reportable segments as follows: Consumer - $162,767,000; Small Business - $83,495,000; Commercial - $91,171,000 and Investments and Public Funds - $8,000. The Company performed its annual impairment tests as of September 30, 2004 and 2003, which did not indicate impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

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

HIBERNIA CORPORATION	8

(in thousands)	June 30, 2005			June 30, 2004
Purchase Accounting Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit	$59,748	$37,310	$22,438	$59,748	$33,246	$26,502
Trust	17,059	14,912	2,147	17,059	12,765	4,294
Customer lists	6,260	2,560	3,700	6,224	1,629	4,595

Total	$83,067	$54,782	$28,285	$83,031	$47,640	$35,391

The amortization expense of the purchase accounting intangibles for the three months ended June 30, 2005 and 2004 was $1,670,000 and $1,551,000, respectively and for the six months ended June 30, 2005 and 2004 was $3,413,000 and $2,712,000, respectively. Estimated future amortization expense is as follows: remainder of 2005 - $3,226,000; 2006 - $4,938,000; 2007 - $3,355,000; 2008 - $3,048,000; 2009 - $2,924,000; 2010 - $2,701,000 and thereafter - $8,093,000. These estimates assume no additions to the current purchase accounting intangibles.

Also included in other intangible assets are capitalized mortgage servicing rights with net carrying amounts of $1,342,000 and $125,276,000 at June 30, 2005 and 2004, respectively. The carrying amount at June 30, 2004 was net of a reserve for temporary impairment of $9,114,000. Amortization expense and the net provision for temporary impairment of mortgage servicing rights are recorded in noninterest income.

The following is a summary of the activity in capitalized mortgage servicing rights net of the valuation reserve for temporary impairment.

($ in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Mortgage servicing rights at beginning of period	$1,471	$142,439	$1,631	$149,455
Additions	—	5,923	—	9,615
Amortization expense	(129)	(7,443)	(289)	(16,673)
Other-than-temporary impairment	—	(6,529)	—	(8,007)

Mortgage servicing rights at end of period	1,342	134,390	1,342	134,390

Valuation reserve for temporary impairment at beginning of period	—	(39,643)	—	(31,121)
Reversal of temporary impairment, net	—	24,000	—	14,000
Other-than-temporary impairment	—	6,529	—	8,007

Valuation reserve for temporary impairment at end of period	—	(9,114)	—	(9,114)

Mortgage servicing rights, net at end of period	$1,342	$125,276	$1,342	$125,276

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

9	HIBERNIA CORPORATION

and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan. Shares issued upon the exercise of the option granted under this plan were issued out of treasury.

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

All options vest immediately upon change in control of the Company. Consummation of the Capital One transaction would constitute a change in control.

The following tables summarize the option activity in the plans during the second quarter of 2005. There are no shares available for grant under the Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2001 Nonqualified Stock Option Plan. All options outstanding at June 30, 2005 are nonqualified.

	Options	Weighted Average Exercise Price
Long-Term Incentive Plan:
Outstanding, March 31, 2005	7,571,631	$16.24
Cancelled	(30,341)	$18.32
Exercised	(2,205,458)	$14.97

Outstanding, June 30, 2005	5,335,832	$16.75

Exercisable, June 30, 2005	3,469,914	$15.90

1993 Directors’ Stock Option Plan:
Outstanding, March 31, 2005	191,250	$15.41
Exercised	(105,000)	$15.23

Outstanding, June 30, 2005	86,250	$15.62

Exercisable, June 30, 2005	75,000	$14.99

HIBERNIA CORPORATION	10

	Options	Weighted Average Exercise Price
2001 Nonqualified Stock Option Plan:
Outstanding, March 31, 2005	250,000	$13.84
Exercised	(250,000)	13.84

Outstanding, June 30, 2005	—	$—

Exercisable, June 30, 2005	—	$—

2003 Long-Term Incentive Compensation Plan:
Outstanding, March 31, 2005	5,636,799	$24.85
Granted (weighted-average fair value $10.60 per share)	56,750	$31.56
Cancelled	(89,068)	$24.75
Exercised	(48,125)	$20.60

Outstanding, June 30, 2005	5,556,356	$24.96

Exercisable, June 30, 2005	102,000	$26.36

Available for grant, June 30, 2005	4,072,820

In addition to the above option activity in the plans, 2,500 shares of restricted stock were awarded under the 2003 Long-Term Incentive Compensation Plan during the second quarter of 2005.

The following pro forma information was determined as if the Company had accounted for stock options using the fair-value-based method as defined in SFAS No. 123, in which the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The fair value of the options was estimated using the Black-Scholes option valuation model. Beginning in the first quarter of 2005, the Company changed its assumption for stock price volatility from historical-based volatility to a weighted average of historical-based and implied volatilities based on guidance provided by Staff Accounting Bulletin No. 107 issued in March 2005.

The Black-Scholes model estimates the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

($ in thousands, except per-share data)	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Reported net income	$79,435	$73,350	$165,211	$139,371
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	(2,480)	(1,855)	(4,661)	(3,735)

Pro forma net income	$76,955	$71,495	$160,550	$135,636

Reported net income per common share	$0.51	$0.48	$1.06	$0.91
Pro forma net income per common share	$0.49	$0.46	$1.03	$0.88

Reported net income per common share - assuming dilution	$0.50	$0.47	$1.03	$0.89
Pro forma net income per common share - assuming dilution	$0.48	$0.46	$1.00	$0.86

11	HIBERNIA CORPORATION

Note 5

Net Income Per Common Share

The following sets forth the computation of net income per common share and net income per common share - assuming dilution.

($ in thousands, except per-share data)	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Numerator:
Net income - Numerator for net income per common share	$79,435	$73,350	$165,211	$139,371
Effect of dilutive securities	—	—	—	—

Numerator for net income per common share - assuming dilution	$79,435	$73,350	$165,211	$139,371

Denominator:
Denominator for net income per common share (weighted average shares outstanding)	156,195,389	153,805,088	155,314,671	153,840,340
Effect of dilutive securities:
Stock options	4,150,919	2,496,924	4,859,008	2,956,834
Restricted stock awards	24,842	51,201	24,842	51,201

Denominator for net income per common share - assuming dilution	160,371,150	156,353,213	160,198,521	156,848,375

Net income per common share	$0.51	$0.48	$1.06	$0.91

Net income per common share - assuming dilution	$0.50	$0.47	$1.03	$0.89

Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,106,809 and 1,380,450 for the three months ended June 30, 2005 and 2004, respectively and 1,126,011 and 1,405,018 for the six months ended June 30, 2005 and 2004.

Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per common share - assuming dilution. During the three months ended June 30, 2005 there were no antidilutive options outstanding. During the three months ended June 30, 2004, there were 2,597,171 antidilutive options outstanding (which had exercise prices ranging from $22.97 to $23.65 per option share). During the six months ended June 30, 2005 and 2004 there were 56,750 antidilutive options outstanding (which had exercise prices ranging from $31.55 to $31.64 per option share), and 2,592,671 antidilutive options outstanding (which had exercise prices ranging from $23.23 to $23.65 per option share), respectively.

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

HIBERNIA CORPORATION	12

standby letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of the Company’s loss reserves.

The Company had contractual amounts of standby letters of credit of $637,772,000 and $602,943,000 at June 30, 2005 and 2004, respectively and customer acceptance liabilities of $421,000 and $300,000 at June 30, 2005 and 2004, respectively. At June 30, 2005, standby letters of credit had expiration dates ranging from 2005 to 2010.

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The fair values of the guarantees outstanding at June 30, 2005 and 2004, respectively, that have been issued since January 1, 2003, totaled $6,050,000 and $7,060,000, and are included in other liabilities.

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

The following table presents selected financial information for each segment.

($ in thousands)	Consumer	Small Business	Commercial	Investments and Public Funds	Other	Segment Total
Six months ended June 30, 2005
Average loans	$8,693,300	$3,186,200	$3,911,200	$500	$3,800	$15,795,000
Average assets	$11,662,200	$3,198,400	$3,986,800	$4,654,600	$958,200	$24,460,200
Average deposits	$9,335,600	$2,421,900	$1,635,600	$2,951,300	$34,500	$16,378,900

Net interest income	$231,256	$97,658	$74,761	$20,119	$(23,104)	$400,690
Noninterest income	$144,286	$23,579	$47,822	$1,318	$8,280	$225,285
Net income	$93,596	$29,376	$46,393	$9,592	$(13,639)	$165,318

Six months ended June 30, 2004
Average loans	$7,580,300	$2,770,100	$3,269,900	$400	$3,600	$13,624,300
Average assets	$9,841,300	$2,779,200	$3,348,100	$4,202,500	$735,300	$20,906,400
Average deposits	$8,204,400	$2,075,400	$1,532,900	$2,719,800	$31,700	$14,564,200

Net interest income	$210,081	$89,579	$66,424	$16,004	$(17,309)	$364,779
Noninterest income	$124,457	$17,829	$42,034	$(4,652)	$1,751	$181,419
Net income	$83,123	$27,749	$32,280	$2,414	$(7,361)	$138,205

13	HIBERNIA CORPORATION

The following is a reconciliation of segment totals to consolidated totals.

($ in thousands)	Average Loans	Average Assets	Average Deposits	Net Interest Income	Noninterest Income	Net Income
Six months ended June 30, 2005
Segment total	$15,795,000	$24,460,200	$16,378,900	$400,690	$225,285	$165,318
Excess funds invested	—	(2,660,800)	—	—	—	—
Reclassification of cash items in process of collection	—	381,400	381,400	—	—	—
Brokered certificates of deposit	—	—	693,900	—	—	—
Taxable-equivalent adjustment on tax exempt loans	—	—	—	(2,027)	—	—
Income tax expense	—	—	—	—	—	(107)

Consolidated total	$15,795,000	$22,180,800	$17,454,200	$398,663	$225,285	$165,211

Six months ended June 30, 2004
Segment total	$13,624,300	$20,906,400	$14,564,200	$364,779	$181,419	$138,205
Excess funds invested	—	(1,938,900)	—	—	—	—
Reclassification of cash items in process of collection	—	352,200	352,200	—	—	—
Brokered certificates of deposit	—	—	90,800	—	—	—
Taxable-equivalent adjustment on tax exempt loans	—	—	—	(1,816)	—	—
Income tax expense	—	—	—	—	—	1,166

Consolidated total	$13,624,300	$19,319,700	$15,007,200	$362,963	$181,419	$139,371

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

Under SFAS 123(R) the Company would have been required to implement the standard as of the first interim or annual reporting period beginning after June 15, 2005 and would have applied to all awards granted, modified, repurchased or cancelled after that date. On April 21, 2005, the SEC issued an amendment to rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that changed the effective date to the beginning of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company anticipates that SFAS No. 123(R) will decrease after tax net income per common share – assuming dilution by approximately $0.05 in the first full year of adoption.

HIBERNIA CORPORATION	14

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

Hibernia Corporation and Subsidiaries

	Three Months Ended			Six Months Ended
Unaudited ($ in thousands, except per-share data)	June 30 2005	March 31 2005	June 30 2004	June 30 2005	June 30 2004
Interest income	$296,125	$283,576	$240,060	$579,701	$467,939
Interest expense	96,110	84,928	55,540	181,038	104,976

Net interest income	200,015	198,648	184,520	398,663	362,963
Provision for loan losses	14,000	15,700	12,000	29,700	24,000

Net interest income after provision for loan losses	186,015	182,948	172,520	368,963	338,963

Noninterest income:
Noninterest income	111,222	112,341	123,768	223,563	201,959
Securities gains (losses), net	527	1,195	(22,405)	1,722	(20,540)

Noninterest income	111,749	113,536	101,363	225,285	181,419
Noninterest expense	174,271	165,026	160,802	339,297	305,861

Income before income taxes and minority interest	123,493	131,458	113,081	254,951	214,521
Income tax expense	44,025	45,930	39,700	89,955	75,119
Minority interest, net of income tax expense	33	(248)	31	(215)	31

Net income	$79,435	$85,776	$73,350	$165,211	$139,371

Per common share information:
Net income	$0.51	$0.56	$0.48	$1.06	$0.91
Net income - assuming dilution	$0.50	$0.54	$0.47	$1.03	$0.89
Cash dividends declared	$0.20	$0.20	$0.18	$0.40	$0.36
Average shares outstanding (000s)	156,195	154,424	153,805	155,315	153,840
Average shares outstanding - assuming dilution (000s)	160,371	158,199	156,353	160,199	156,848
Dividend payout ratio	39.22%	35.71%	37.50%	37.74%	39.56%

Selected quarter-end balances (in millions)
Loans	$15,992.3	$15,781.0	$15,329.6
Deposits	$17,098.2	$17,574.4	$16,377.6
Debt	$1,762.5	$1,825.8	$1,956.0
Equity	$2,106.7	$1,994.2	$1,841.4
Total assets	$22,084.6	$22,233.7	$21,311.1

Selected average balances (in millions)
Loans	$15,910.0	$15,678.6	$14,252.5	$15,795.0	$13,624.3
Deposits	$17,355.9	$17,553.5	$15,719.1	$17,454.2	$15,007.2
Debt	$1,786.4	$1,861.1	$1,583.9	$1,823.5	$1,342.8
Equity	$2,031.1	$1,970.3	$1,820.8	$2,000.8	$1,811.2
Total assets	$22,084.1	$22,278.5	$20,093.6	$22,180.8	$19,319.7

Selected ratios
Net interest margin (taxable-equivalent)	3.91%	3.91%	4.00%	3.91%	4.09%
Return on assets	1.44%	1.54%	1.46%	1.49%	1.44%
Return on equity	15.64%	17.41%	16.11%	16.51%	15.39%
Efficiency ratio	55.74%	52.82%	51.91%	54.28%	53.85%
Average equity/average assets	9.20%	8.84%	9.06%	9.02%	9.37%
Tier 1 risk-based capital ratio	10.42%	9.93%	8.95%
Total risk-based capital ratio	12.26%	11.77%	10.79%
Leverage ratio	8.27%	7.72%	7.69%

15	HIBERNIA CORPORATION

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

SECOND-QUARTER 2005 OVERVIEW

Hibernia Corporation is a financial holding company which, through its bank and nonbank subsidiaries, provides a broad array of financial products and services throughout Louisiana and Texas and portions of Mississippi. At June 30, 2005, the Company operated 320 locations in 34 Louisiana parishes and 35 Texas counties and two mortgage loan production and retail brokerage services offices in Southern Mississippi. The principal products and services offered include retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; merchant processing; insurance; and trust and investment management. The Bank, through a wholly-owned subsidiary, also acts as a retail broker, providing access to alternative investment products, including stocks, bonds, mutual funds and annuities.

On March 6, 2005, Hibernia Corporation and Capital One Financial Corporation (Capital One) announced a definitive agreement under which Capital One will acquire Hibernia in a stock and cash transaction valued at approximately $5.3 billion, based on Capital One’s closing price on the last trading day prior to the announcement, with Capital One continuing as the surviving corporation. The transaction was approved by Hibernia shareholders on August 3, 2005. The merger is expected to close September 1, 2005 subject to the receipt of all necessary regulatory approvals, expiration of all regulatory waiting periods and satisfaction or waiver of all other conditions prior to that date.

Earnings for second-quarter 2005 were solid. The balance sheet remained strong and the Texas expansion program continued to move forward with the opening of the 20th Texas de novo branch. Results include the impact of the merger with Coastal Bancorp, Inc. (Coastal), parent of a $2.7 billion asset Texas savings bank, which became effective May 13, 2004. Financial results for the second quarter of 2005 include:

•	Net income for the second quarter of 2005 totaled $79.4 million ($0.51 per common share), up 8% compared to $73.4 million ($0.48 per common share) for the second quarter of 2004. Earnings per common share - assuming dilution for the second quarter of 2005 were $0.50, 6% higher than a year ago. Results for the second quarter of 2005 include $1.9 million in expenses associated with the pending acquisition of Hibernia by Capital One, for an impact of $0.01 per diluted common share after tax. Results for the year-ago quarter included the following after-tax items per diluted common share: a benefit of $0.10 resulting from a $24.0 million reversal of a portion of the reserve for temporary impairment of mortgage servicing rights; a charge of $0.09 from net securities losses of $22.4 million related primarily to the sale of approximately $300 million in securities not associated with the Coastal transaction; and a charge of $0.01 from $3.2 million in Coastal merger-related expenses. Net income for the six months ended June 30, 2005, totaled $165.2 million ($1.06 per common share), up 19% compared to $139.4 million ($0.91 per common share) for the first six months of 2004. Earnings per share - assuming dilution increased to $1.03 for the first six months of 2005, up 16% from $0.89 a year earlier.

•	Total assets at June 30, 2005 were $22.1 billion, up (4%) from $21.3 billion at June 30, 2004.

•	Total loans at June 30, 2005 were $16.0 billion, up $662.7 million (4%) from $15.3 billion a year earlier. The consumer and commercial portfolios were primarily responsible for the growth, with increases of 6% and 3%, respectively, compared to June 30, 2004.

•	Deposits grew to $17.1 billion at June 30, 2005, up $720.5 million (4%) from $16.4 billion a year earlier.

•

Net interest income totaled $200.0 million for the second quarter of 2005, up 8% from the second quarter of 2004. The net interest margin was 3.91% for the second quarter of 2005, compared to 4.00% for the second quarter of 2004. For

HIBERNIA CORPORATION	16

the first six months of 2005, net interest income increased $35.7 million (10%) to $398.7 million from $363.0 million a year earlier.

•	The provision for loan losses for the three months ended June 30, 2005 totaled $14.0 million, up 17% from $12.0 million for the same period in 2004. The provision for loan losses for the six months ended June 30, 2005 totaled $29.7 million, up 24% from $24.0 million for the same period in 2004. Net charge-offs were $15.6 million in the second quarter 2005, up 38% from $11.3 in the second-quarter 2004. The increase in net charge-offs includes $1.9 million of overdraft net charge-offs in second-quarter 2005. Effective first-quarter 2005, overdraft net charge-offs are charged to the reserve for loan losses. For 2004 results, substantially all overdraft net charge-offs are classified in “other operating expense” in noninterest expense. The net charge-off ratio for the second quarter 2005 was 0.39%, compared to 0.32% for the second quarter 2004. Overdraft net charge-offs contributed five basis points to the first-quarter 2005 net charge-off ratio.

•	Reserve coverage of total and nonperforming loans was 1.42% and 285%, respectively, at June 30, 2005, compared to 1.53% and 363%, at June 30, 2004. The nonperforming asset and nonperforming loan ratios were 0.57% and 0.50%, respectively, at June 30, 2005, compared to 0.50% and 0.42% at the June 30, 2004.

•	Noninterest income for the second quarter of 2005 totaled $111.7 million, up $10.3 million (10%) compared to the second-quarter 2004 level of $101.4 million. Contributing to the increase were double-digit increases in service charges on deposits and in card-related, insurance and investment-banking fees. Noninterest income for the first six months of 2005 totaled $225.3 million, up $43.9 million (24%) compared to $181.4 million for the same period in 2004.

•	Noninterest expense for second-quarter 2005 was $174.3 million, up $13.5 million (8%) from $160.8 million for the same period in 2004. Included in second-quarter 2005 are the previously mentioned $1.9 million in expenses associated with the pending sale of the Company and costs related to Hibernia’s expanded presence in Texas. Noninterest expense for second-quarter 2004 included the previously mentioned $3.2 million in Coastal merger-related expenses. Noninterest expense for the first six months of 2005 was $339.3 million, up $33.4 million (11%) from $305.9 million for the same period in 2004.

•	Return on assets and return on common equity ratios were 1.44% and 15.64%, respectively, for the quarter ended June 30, 2005, compared to 1.46% and 16.11% for the same period last year. Return on assets and return on common equity ratios for the six months ended June 30, 2005 were 1.49% and 16.51%, respectively, compared to 1.44% and 15.39% for the same period last year.

•	Capital remained strong with a leverage ratio of 8.27% at June 30, 2005, compared to 7.69% at June 30, 2004.

•	In July 2005, Hibernia’s Board of Directors declared a quarterly cash dividend of $0.20 per common share.

As noted earlier, the Capital One transaction is expected to close September 1, 2005. Management expects that the Capital One transaction will enhance customer service by adding more financial resources and national scale. Unlike many acquisitions, there will not be a Hibernia deposit system conversion and changes at the customer service level are expected to be minimal. The Company will refrain from providing earnings guidance while the Capital One transaction is pending.

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

17	HIBERNIA CORPORATION

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

The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, net income would have been reduced by $2.5 million ($0.02 per common share) and $1.9 million ($0.02 per common share) for the quarters ended June 30, 2005 and 2004, respectively. Net income would have been reduced by $4.7 million ($0.03 per common share) and $3.7 million ($0.03 per common share) for the six month periods ended June 30, 2005 and 2004, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model. Beginning in the first quarter of 2005, the Company changed its assumption for stock price volatility from historical-based volatility to a weighted average of historical-based and implied volatility based upon guidance provided by Staff Accounting Bulletin No. 107 issued in March 2005.

The Black-Scholes model estimates the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

HIBERNIA CORPORATION	18

New accounting guidance requires the expensing of stock-based compensation at the beginning of a company’s next fiscal year following June 15, 2005. The Company does not anticipate expensing stock options prior to the required adoption date.

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

MERGER ACTIVITY

On March 6, 2005, Hibernia announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation pursuant to which Hibernia would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose principal subsidiaries offer consumer lending and deposit products, automobile financing and other motor vehicle financing products. Subject to the terms and conditions of the merger agreement, each holder of Hibernia common stock will have the right, subject to proration, to elect to receive, for each share of Hibernia common stock, cash or Capital One’s common stock, in either case having a value equal to $15.35 plus the product of .2261 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $78.08 on March 4, 2005, the transaction is valued at $33.00 per Hibernia share, for a total transaction value of approximately $5.3 billion. Hibernia stock options vest at change in control and will be converted into options for shares of Capital One’s common stock in connection with the closing, if not exercised before that time. Each outstanding Hibernia restricted share will be converted into the right to receive the per share merger consideration (with the same terms as the Company’s restricted shares, including transfer restrictions, except to the extent the restricted shares vest and transfer restrictions lapse at the merger date) elected by the holder of the Hibernia restricted share, subject to proration. The merger is expected to take place on September 1, 2005, subject to the receipt of all necessary regulatory approvals, expiration of all regulatory waiting periods and satisfaction or waiver of all other conditions prior to that date, and upon closing of the transaction, Hibernia National Bank will become a subsidiary of Capital One.

On April 22, 2005, a putative class action complaint was filed on behalf of the shareholders of Hibernia in the Civil District Court for the Parish of Orleans, State of Louisiana against Hibernia and each of the members of Hibernia’s Board of Directors in connection with the proposed merger. In June, Hibernia, Capital One and the putative class representative signed a memorandum of understanding with respect to a settlement of the lawsuit. The memorandum of understanding provided that the parties would enter into a settlement pursuant to which Capital One would waive the right to receive $20 million of the $220 million termination fee payable by Hibernia under certain circumstances, Hibernia and Capital One would agree to make certain additional disclosures in the preliminary proxy statement/prospectus that was filed with the SEC in connection with the merger transaction, the plaintiff agreed on behalf of the class to dismiss with prejudice and release all of the claims brought in the lawsuit (and any claims that

19	HIBERNIA CORPORATION

could have been brought in the lawsuit) and Hibernia agreed to pay certain legal expenses of the plaintiffs. The agreement is subject to final approval by the court, a hearing with respect to which has been scheduled for late November 2005.

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

FINANCIAL CONDITION:

EARNING ASSETS

Interest income from earning assets (primarily loans and securities) is the Company’s main source of income. Average earning assets totaled $20.6 billion in the second quarter 2005, up $1.9 billion (10%) from $18.7 billion for the second quarter 2004. Year-to-date average earning assets at June 30, 2005, totaled $20.7 billion, up $2.7 billion (15%) from $18.0 billion at June 30, 2004. The increases were primarily due to increases in loans and securities, discussed below.

Loans. Average loans for the second quarter of 2005 of $15.9 billion were up $1.7 billion (12%) compared to the second quarter of 2004. For the first six months of 2005 compared to the same period in 2004, average loans were up $2.2 billion (16%) to $15.8 billion. The growth in the loan portfolio was due in part to the impact of the merger with Coastal, which was consummated on May 13, 2004. Coastal loans outstanding as of the merger date were approximately $2.0 billion.

Table 1 details Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at June 30, 2005, March 31, 2005 and June 30, 2004. Total loans increased $211.3 million (1%) at June 30, 2005 compared to March 31, 2005 and $662.7 million (4%) compared to June 30, 2004.

Consumer loans increased $219.4 million (3%) and $524.3 million (6%) compared to March 31, 2005 and June 30, 2004, respectively. The increase from the previous quarter is due to growth in most portfolios, including indirect auto loans of $122.4 million (5%), real estate secured revolving credit loans of $41.7 million (5%) and other unsecured loans of $28.8 million (11%). The increase from the same period a year ago is also due to growth in most portfolios, including indirect auto loans of $238.4 million (10%), real estate secured revolving credit loans of $181.6 million (24%), other unsecured loans of $68.1 million (32%) and residential first mortgages of $55.6 million (1%). The increase in indirect auto loans compared to the prior year includes the effect of the repurchase of $58.2 million of previously securitized loans in August 2004.

Small business loans increased $144.3 million (4%) compared to March 31, 2005 and $14.8 million compared to June 30, 2004. The increase from the previous quarter is due to growth in commercial and industrial loans of $55.6 million (6%), health care loans of $31.5 million (13%), real estate loans of $21.7 million (3%) and services industry loans of $20.3 million (3%). The increase compared to June 30, 2004 was reduced by the reclassification of approximately $300 million of larger small business loans to the commercial portfolio in the fourth quarter of 2004.

Commercial loans decreased $152.4 million (4%) compared to March 31, 2005 and increased $123.6 million (3%) compared to June 30, 2004. The decrease compared to the first quarter of 2005 was due to a decrease in real estate loans of $110.2 million resulting from higher-than expected paydowns in the current quarter and a decrease of $69.1 million (5%) in commercial and industrial loans. The increase compared to the prior year was primarily due to growth in the

HIBERNIA CORPORATION	20

services industry of $78.4 million (12%) and real estate of $73.9 million (8%). In addition, the commercial portfolio reflected the reclassification of approximately $300 million of larger small business loans in the fourth quarter of 2004.

The Company continues to expect loan growth for 2005, led by the consumer portfolio, with higher levels of growth in all portfolios as the economy continues to recover and the Company continues its expansion into strategic Texas markets. At the end of the second quarter of 2005, more than 22% of the loans outstanding are in our Texas markets.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	June 30, 2005		March 31, 2005		June 30, 2004
($ in millions)	Loans	Percent	Loans	Percent	Loans	Percent
Commercial:
Commercial and industrial	$1,205.4	7.5%	$1,274.5	8.1%	$1,191.4	7.8%
Real estate	959.2	6.0	1,069.4	6.8	885.3	5.8
Services industry	740.2	4.6	689.8	4.4	661.8	4.3
Health care	184.2	1.1	206.3	1.3	228.4	1.5
Transportation, communications and utilities	154.0	1.0	147.6	0.9	126.8	0.8
Energy	376.9	2.4	386.3	2.4	396.5	2.6
Other	140.5	0.9	138.9	0.9	146.6	0.9

Total commercial	3,760.4	23.5	3,912.8	24.8	3,636.8	23.7

Small Business:
Commercial and industrial	934.5	5.8	878.9	5.6	922.7	6.0
Real estate	858.3	5.4	836.6	5.3	991.9	6.5
Services industry	782.8	4.9	762.5	4.8	740.4	4.8
Health care	280.4	1.8	248.9	1.6	214.6	1.4
Transportation, communications and utilities	107.9	0.7	111.4	0.7	126.7	0.8
Energy	53.0	0.3	47.6	0.3	44.7	0.3
Other	399.2	2.5	385.9	2.4	360.3	2.4

Total small business	3,416.1	21.4	3,271.8	20.7	3,401.3	22.2

Consumer:
Residential mortgages:
First mortgages	4,236.4	26.4	4,227.7	26.8	4,180.8	27.3
Junior liens	369.7	2.3	357.7	2.3	365.4	2.4
Real estate secured revolving credit	926.8	5.8	885.1	5.6	745.2	4.9
Indirect	2,600.9	16.3	2,478.5	15.7	2,362.5	15.4
Revolving credit:
Secured	11.4	0.1	7.1	—	13.7	0.1
Unsecured	132.4	0.8	122.1	0.8	110.2	0.7
Other:
Secured	256.2	1.6	265.0	1.7	299.8	1.9
Unsecured	282.0	1.8	253.2	1.6	213.9	1.4

Total consumer	8,815.8	55.1	8,596.4	54.5	8,291.5	54.1

Total loans	$15,992.3	100.0%	$15,781.0	100.0%	$15,329.6	100.0%

Securities Available for Sale. Average securities available for sale, adjusted for trade-date transactions, increased $441.1 million (11%) compared to the second quarter of 2004, and were up $461.7 million (12%) for the first six months of 2005 compared to the same period in 2004. Increases compared to second quarter and the first six months of 2004 were partially due to the Coastal merger that added approximately $505.0 million in securities available for sale at the merger date.

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

21	HIBERNIA CORPORATION

other public entities deposited in financial institutions. Deposits of this type are required by state law to be collateralized for collected balances in excess of applicable deposit insurance.

Late in the second quarter of 2005, the Company sold $368.9 million of mortgage backed securities from the available for sale portfolio. It is anticipated that the proceeds from these sales will be used to reduce short-term borrowings upon settlement of the transactions in the third quarter of 2005.

Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the second quarter of 2005 totaled $31.6 million, down $18.9 million (37%) from the second quarter of 2004. Year-to-date average securities held to maturity for the first six months of 2004 were down $20.6 million (38%) to $33.1 million. These decreases are due to both contractually due payments and prepayments on mortgage-backed securities.

Short-Term Investments. Short-term investments consist primarily of federal funds sold and securities purchased under agreements to resell (reverse repurchase agreements). Average short-term investments for the three months ended June 30, 2005 totaled $156.2 million, down $49.8 million (24%) compared to $206.0 million in the second quarter of 2004. For the first six months of 2005 compared to the same period in 2004, average short-term investments increased $122.4 million (60%) to $326.1 million.

Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the second quarter of 2005 decreased $79.7 million (49%) compared to the second quarter of 2004, and totaled $75.4 million for the six months ended June 30, 2005, a decline of $81.2 million (52%) compared to the same period in 2004. The decrease in both periods was driven by the interest rate environment along with the Company’s exit of correspondent lending during 2004.

Hibernia’s pipeline at the end of the second quarter of 2005 was $319.5 million, up from $301.2 million at the end of the first quarter of 2005. Approximately 67% of the pipeline mortgage loans at June 30, 2005 are fixed-rate, which generally will be held for sale when funded.

ASSET QUALITY

Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Delinquent loans presented in Table 2 are still in accrual status and are not included in total nonperforming loans in Table 3. Managed consumer delinquencies include those related to indirect automobile loans previously securitized and sold. In the third quarter of 2004, the Company repurchased the previously securitized portfolio in accordance with the provisions of the securitization which allowed for the repurchase when the portfolio declined to nominal levels. Consequently, from that time forward, managed delinquencies are the same as held delinquencies. Total managed delinquencies decreased $7.4 million (11%) from June 30, 2004 and increased $1.8 million (3%) from March 31, 2005. Loans past due 90 days or more in the held portfolio, primarily consumer loans, totaled $8.5 million at June 30, 2005, compared to $9.1 million at June 30, 2004 and $8.3 million at March 31, 2005.

Total managed delinquencies as a percentage of total managed loans at June 30, 2005 were 0.38%, down from 0.44% a year ago, but up from 0.37% at March 31, 2005. Small business delinquencies decreased $3.5 million compared to a year ago, and $2.8 million compared to March 31, 2005. Managed consumer delinquencies decreased $4.1 million from a year ago and increased $4.5 million from March 31, 2005. The decrease in delinquencies in the consumer portfolio

HIBERNIA CORPORATION	22

compared to June 30, 2004 was due to declines in all three loan types. The increase in consumer delinquencies from March 31, 2005 was driven by increases in the indirect automobile and residential mortgage portfolios.

TABLE 2 - LOAN DELINQUENCIES

($ in millions)	June 30 2005	Mar. 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004
Days past due and still accruing:
30 to 89 days	$51.9	$50.3	$60.3	$56.7	$56.6
90 days or more	8.5	8.3	9.6	8.7	9.1

Total delinquencies	60.4	58.6	69.9	65.4	65.7
Securitized indirect auto delinquencies	—	—	—	—	2.1

Total managed delinquencies	$60.4	$58.6	$69.9	$65.4	$67.8

Total delinquencies as a percentage of loans:
Commercial	0.01%	0.01%	0.02%	0.04%	—%
Small business	0.17%	0.27%	0.46%	0.24%	0.28%
Consumer:
Residential mortgage	0.44%	0.42%	0.44%	0.42%	0.49%
Indirect	0.90%	0.80%	0.96%	1.02%	0.95%
Other consumer	0.96%	1.04%	1.15%	1.37%	1.23%
Total consumer	0.61%	0.58%	0.64%	0.67%	0.68%
Total held loans	0.38%	0.37%	0.44%	0.42%	0.43%
Managed consumer	0.61%	0.58%	0.64%	0.67%	0.70%
Total managed loans	0.38%	0.37%	0.44%	0.42%	0.44%

Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $79.8 million at June 30, 2005, up from $64.8 million at June 30, 2004, and from $62.2 million at March 31, 2005. Commercial nonperforming loans increased $23.9 million at June 30, 2005 compared to June 30, 2004 and $19.0 million compared to the previous quarter-end. The increase in the year and the quarter was primarily due to the transfer of a large dealer floor plan loan to nonperforming in second-quarter 2005. Small business nonperforming loans decreased $8.2 million from June 30, 2004 and $1.3 million compared to the previous quarter-end. Real estate secured consumer nonperforming loans decreased $0.7 million compared to June 30, 2004, and were essentially unchanged from March 31, 2005. No significant losses are expected in this portfolio due to the secured nature of these loans.

Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $9.4 million at June 30, 2005, down $2.6 million from a year earlier, but up $0.5 million from March 31, 2005. The decrease from a year ago was primarily due to the sale of a $4.6 million energy asset for a gain in the first quarter of 2005, partially offset by additions to foreclosed assets. Excess bank-owned property at June 30, 2005 was $1.8 million, down $0.1 from March 31, 2005, but up $1.5 million from June 30, 2004.

Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At June 30, 2005, the Company’s nonperforming asset ratio was 0.57%, up from 0.50% at June 30, 2004 and 0.46% at March 31, 2005.

The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the last five quarters are set forth in Table 3.

At June 30, 2005, the recorded investment in loans considered impaired under SFAS No. 114 was $65.0 million. The related portion of the reserve for loan losses was $7.6 million. The comparable amounts at June 30, 2004 were $49.3 million and $6.3 million, respectively. These loans are included in nonaccrual loans in Table 3.

23	HIBERNIA CORPORATION

TABLE 3 - NONPERFORMING ASSETS

($ in thousands)	June 30 2005	March 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004
Nonaccrual loans:
Commercial	$43,264	$24,218	$27,973	$21,527	$19,338
Small business	21,761	23,071	19,381	26,402	29,939
Consumer
Residential mortgage	14,205	14,320	17,190	16,094	14,944
Other consumer	562	584	542	305	540

Total nonperforming loans	79,792	62,193	65,086	64,328	64,761

Foreclosed assets	9,373	8,901	11,685	11,143	11,930
Excess bank-owned property	1,751	1,878	986	264	265

Total nonperforming assets	$90,916	$72,972	$77,757	$75,735	$76,956

Reserve for loan losses	$227,138	$228,731	$227,574	$235,233	$235,077
Nonperforming loan ratio:
Commercial	1.15%	0.62%	0.70%	0.59%	0.53%
Small business	0.64%	0.71%	0.60%	0.77%	0.88%
Consumer
Residential mortgage	0.26%	0.26%	0.32%	0.30%	0.28%
Other consumer	0.02%	0.02%	0.02%	0.01%	0.02%
Total consumer loans	0.17%	0.17%	0.21%	0.19%	0.19%
Total loans	0.50%	0.39%	0.41%	0.41%	0.42%
Nonperforming asset ratio	0.57%	0.46%	0.49%	0.49%	0.50%
Reserve for loan losses as a percentage of nonperforming loans	284.66%	367.78%	349.65%	365.68%	362.99%

Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $27.9 million were added to nonperforming loans during the second quarter of 2005, up from $20.1 million in the prior quarter. These inflows were led by additions of $21.4 million in the commercial portfolio and $3.7 million in the small business portfolio. The inflows were offset by $10.3 million in payments, charge-offs, transfers to foreclosed assets, sales and returns to performing status. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2005		2004
($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonperforming loans at beginning of period	$62,193	$65,086	$64,328	$64,761	$52,863
Additions	27,923	20,111	22,752	13,505	37,061
Gross charge-offs	(2,786)	(3,346)	(3,046)	(1,940)	(4,088)
Transfers to foreclosed assets	(1,805)	(3,310)	(1,747)	(1,388)	(1,361)
Returns to performing status	(501)	(1,251)	(3,867)	(138)	(202)
Payments	(4,443)	(9,741)	(13,012)	(10,122)	(12,367)
Sales	(789)	(5,356)	(322)	(350)	(7,145)

Nonperforming loans at end of period	$79,792	$62,193	$65,086	$64,328	$64,761

In addition to the nonperforming loans discussed above, other commercial and small business loans that are subject to potential future classification as nonperforming or past due 90 days or more and still accruing totaled $21.6 million at June 30, 2005.

HIBERNIA CORPORATION	24

RESERVE AND PROVISION FOR LOAN LOSSES

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $14.0 million provision for loan losses in the second quarter of 2005 compared to $12.0 million in the second quarter of 2004, and $15.7 million in the prior quarter. Effective first quarter 2005, overdraft net charge-offs are charged to the reserve for loan losses. In previous financial statements, substantially all overdraft net charge-offs were classified as “other operating expense” in noninterest expense. Prior periods were not restated. The increase in the provision for loan losses compared to the same quarter last year includes the impact of reclassifying overdraft net charge-offs, totaling $1.9 million in the second quarter of 2005, to the reserve for loan losses. The first quarter of 2005 included $1.4 million of overdraft net charge-offs.

Total net charge-offs were $15.6 million in the second quarter of 2005 compared to $11.3 million in the second quarter of 2004 and $14.5 million in the prior quarter. The increase compared to the same quarter in the prior year includes the previously discussed $1.9 million in overdraft net charge-offs in the second quarter of 2005, the majority of which were in the consumer portfolio. As a percentage of average loans, annualized net charge-offs were 0.39% in the second quarter of 2005, compared to 0.32% in the second quarter of 2004, and 0.37% in the prior quarter. Overdraft net charge-offs contributed five basis points to the net charge-off ratio and eight basis points to the consumer net charge-off ratio in the second quarter of 2005.

Commercial net charge-offs were $2.5 million in the second quarter of 2005 compared to $1.4 million in the prior quarter and a net recovery of $1.7 million in the same period of 2004. Net charge-offs of $3.2 million in the small business portfolio for the second quarter of 2005 decreased from $4.7 million in the second quarter of 2004 and were up from $2.8 million in the first quarter of 2005. Consumer net charge-offs of $9.8 million in the second quarter of 2005 increased from $8.3 million in the second quarter of 2004 and decreased from $10.3 million in the prior quarter. The increase compared to the same quarter in the prior year in consumer net charge-offs was due to an increase in the other consumer portfolio resulting from $1.7 million in overdraft net charge-offs.

On December 31, 2004, the Company transferred $6.0 million from the reserve for loan losses to a reserve for lending related commitments as noted in Table 5. This reserve considers the credit risk related to exposures arising from unfunded commitments, letters of credit, financial guarantees (standby letters of credit) and derivative instruments. In the second quarter of 2005 a $0.2 million charge-off was taken against this reserve.

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

25	HIBERNIA CORPORATION

in estimating loan losses, particularly in times of changing economic conditions, and possible over- or under-allocations of specific reserves.

Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - LOAN LOSS RESERVE ACTIVITY

	2005		2004
($ in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance at beginning of period	$228,731	$227,574	$235,233	$235,077	$213,503
Loans charged off:
Commercial	(2,595)	(1,742)	(1,193)	(1)	(420)
Small business	(4,564)	(4,130)	(4,253)	(4,317)	(5,532)
Consumer:
Real estate secured	(1,067)	(1,116)	(1,260)	(1,140)	(1,411)
Indirect	(5,756)	(6,724)	(7,019)	(7,086)	(5,977)
Other consumer	(6,440)	(5,932)	(3,061)	(2,658)	(2,709)
Recoveries:
Commercial	56	306	34	547	2,138
Small business	1,339	1,321	1,421	770	882
Consumer:
Real estate secured	261	306	179	205	265
Indirect	987	1,051	946	1,046	949
Other consumer	2,186	2,117	547	540	553

Net loans charged off	(15,593)	(14,543)	(13,659)	(12,094)	(11,262)
Provision for loan losses	14,000	15,700	12,000	12,250	12,000
Additions due to acquisition	—	—	—	—	20,836
Transfer to a reserve for lending related commitments	—	—	(6,000)	—	—

Balance at end of period	$227,138	$228,731	$227,574	$235,233	$235,077

Reserve for loan losses as a percentage of loans	1.42%	1.45%	1.45%	1.52%	1.53%
Annualized net charge-offs as a percentage of average loans:
Commercial	0.26%	0.15%	0.13%	(0.06)%	(0.20)%
Small business	0.38%	0.35%	0.33%	0.41%	0.60%
Consumer:
Real estate secured	0.06%	0.06%	0.08%	0.07%	0.09%
Indirect	0.75%	0.93%	1.00%	1.00%	0.86%
Other consumer	2.55%	2.36%	1.54%	1.32%	1.41%
Total consumer	0.45%	0.48%	0.46%	0.44%	0.43%
Total loans	0.39%	0.37%	0.35%	0.31%	0.32%

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

The composition of the loan portfolio reflected the previously discussed changes. The Company continues to proactively manage its exposure to credit risk in light of these changes and enhance its underwriting and portfolio monitoring processes.

HIBERNIA CORPORATION	26

The reserve coverage of annualized quarterly net charge-offs was 364% at June 30, 2005 down from 393% at March 31, 2005 and 522% at June 30, 2004. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve, which is a backward-looking measure, is not necessarily an appropriate measure of reserve adequacy, especially in periods where net charge-off ratios are expected to significantly increase or decrease and where there is a lag between the timing of charge-offs and recoveries.

The June 30, 2005 reserve of $227.1 million provided 285% coverage of nonperforming loans compared to $235.1 million with 363% coverage at June 30, 2004 and $228.7 million with 368% coverage at March 31, 2005. As a percentage of total loans, the reserve for loan losses was 1.42% at June 30, 2005, down from 1.53% at June 30, 2004 and 1.45% at March 31, 2005.

Refinements are continuously made to the existing methodology as evolving risk trends are identified. Allocations to the various portfolios increased significantly from the prior year as a result of previously discussed changes to the method used to establish general and unallocated reserves. In addition, allocations were impacted by the transfer of approximately $300 million of loans from the small business portfolio to the commercial portfolio since the second quarter of 2004. On a comparable basis, the allocations to the various portfolios as a percentage of the total reserve did not materially change compared to the previous quarter-end. Compared to the same quarter a year ago, the allocations to the commercial and small business portfolios decreased modestly, while the allocation to the consumer portfolio increased primarily due to growth. The allocations as a percentage of the portfolio outstandings were also in line with the prior quarter except for the small business portfolio, which modestly declined. The commercial and small business allocation as a percentage of the portfolio declined compared to the same quarter a year ago. The unallocated reserve decreased compared to the previous quarter and from the same quarter a year ago reflecting the continued improving economic conditions. These allocations are driven in large part by the loan loss methodology which weighs recent history more heavily as well as judgmental factors considered in allocating general reserves. As a result, the allocated portion of the reserve generally increases in periods when charge-offs are relatively high. Management considers both the allocated and unallocated reserve levels when assessing reserve adequacy.

Management believes the present level of the reserve for loan losses is adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy predict continued modestly improving economic conditions, and as a result, the reserve as a percentage of the loan portfolio may decline further in 2005. The Company will continue to evaluate economic trends and their impact on credit quality and provide for losses accordingly.

27	HIBERNIA CORPORATION

FUNDING SOURCES:

DEPOSITS

Average deposits totaled $17.4 billion in the second quarter of 2005, a $1.7 billion (10%) increase from $15.7 billion in the second quarter of 2004. For the first six months of 2005 compared to the same period in 2004, average deposits increased $2.4 million (16%) to $17.5 billion. Coastal added $1.7 billion in deposits at the May 13, 2004 merger date. Table 6 presents the composition of average deposits for the periods presented.

TABLE 6 - DEPOSIT COMPOSITION

	Second Quarter 2005		First Quarter 2005		Second Quarter 2004
($ in millions)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest-bearing	$3,184.8	18.4%	$3,253.8	18.5%	$3,185.7	20.3%
NOW accounts	465.1	2.7	455.3	2.6	426.9	2.7
Money market deposit accounts	4,749.3	27.4	4,868.5	27.7	4,346.6	27.7
Savings accounts	2,577.0	14.8	2,570.8	14.7	2,536.0	16.1
Other consumer time deposits	3,351.3	19.3	3,376.2	19.2	2,670.7	17.0

Total core deposits	14,327.5	82.6	14,524.6	82.7	13,165.9	83.8

Public fund certificates of deposit of $100,000 or more	993.0	5.7	974.0	5.6	816.7	5.2
Certificates of deposit of $100,000 or more	1,217.7	7.0	1,247.2	7.1	1,084.9	6.9
Foreign time deposits	817.7	4.7	807.7	4.6	651.6	4.1

Total deposits	$17,355.9	100.0%	$17,553.5	100.0%	$15,719.1	100.0%

Average core deposits totaled $14.3 billion in the second quarter of 2005, a $1.2 billion (9%) increase from the second quarter of 2004 and a $0.2 billion (1%) decrease from the first quarter of 2005. Average consumer time deposits increased $680.6 million and average money market deposits increased $402.7 million in the second quarter of 2005 compared to the second quarter of 2004. Average noninterest-bearing deposit account balances remained flat while average savings deposit accounts were up $41.0 million and NOW accounts were up $38.2 million in the second quarter of 2005 compared to the second quarter of 2004. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $489.3 million and average money market deposit accounts were down $48.4 million. The increases in average core deposits resulted from the Coastal merger and Texas expansion as well as the continued marketing and success of Hibernia’s Completely Free CheckingSM program, discussed below. The increase in consumer time deposits was also due to an increase in retail brokered certificates of deposit, a wholesale funding source. Retail brokered certificates of deposit averaged $693.3 million in the second quarter of 2005 compared to $168.2 million in the second quarter of 2004.

Hibernia has high performance checking programs that offer simplified checking to its consumer and small business customers. These programs offer gifts to customers who open new checking accounts or refer prospects who then open new checking accounts, eliminate monthly cycle service charges and buy back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These programs include extensive advertising and marketing and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. Since the introduction of the high performance checking products, competitors in most of the Company’s markets began offering similar products. In 2003, the Company began offering free online bill pay and in the fourth quarter of 2004, Hibernia eliminated the annual debit card fee associated with these accounts as it continues to enhance these products and promote deposit retention in the competitive environment. The Company remains focused on growing core deposits especially in its Texas markets.

Average noncore deposits for the second quarter of 2005 were up $475.2 million from the second quarter of 2004 to $3.0 billion or approximately 17% of total deposits. Public fund certificates of deposit were up $176.3 million compared to second quarter 2004, primarily due to the addition of new customers. Average large denomination certificates of

HIBERNIA CORPORATION	28

deposit increased $132.8 million compared to the second quarter of 2004. Coastal added approximately $130.5 million in large denomination certificates of deposit at the May 13, 2004 merger date. Average foreign time deposits increased $166.1 million from second quarter 2004 due in part to an increase in its overnight sweep products.

Total deposits at June 30, 2005 were $17.1 billion, up $720.5 million (4%) from June 30, 2004. Total noninterest-bearing deposits at June 30, 2005 were $3.2 billion, down $53.3 million (2%) from June 30, 2004 while interest-bearing deposits were up $773.8 million (6%). Total deposits at June 30, 2005 were down $476.2 million (3%) compared to the previous quarter-end due to a combination of a seasonal decline resulting partially from the payment of income taxes as well as competitive pricing in the Company’s markets. The Company continues to be focused on maintaining checking account openings and increasing deposits, especially in its Texas markets. The Company estimates that approximately 23% of its customer deposits are from its Texas markets at June 30, 2005.

BORROWINGS

Average borrowings include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; Federal Home Loan Bank (FHLB) advances and subordinated debt. Average borrowings increased $52.7 million (2%) compared to the first quarter of 2005 to $2.4 billion and increased $191.2 million (9%) compared to the second quarter of 2004. For the first six months of 2005 compared to the first six months of 2004, average borrowings increased $191.6 million (9%) to $2.4 billion.

Average federal funds purchased and treasury, tax and loan borrowings were $146.5 million during the second quarter of 2005 compared to $125.8 million for the second quarter of 2004 and $56.8 million for the first quarter of 2005. Fluctuations in federal funds purchased stem from differences in the timing of growth in the loan portfolio and growth of other funding sources (deposits, proceeds from maturing and sold securities, FHLB advances and other debt). Average securities sold under agreements to repurchase totaled $506.7 million during the second quarter of 2005 compared to $538.7 million during the second quarter of 2004 and $469.0 million during the first quarter of 2005.

Average debt for the second quarter of 2005 totaled $1.8 billion, up 13% from $1.6 billion for the second quarter of 2004 and down from $1.9 billion for the first quarter of 2005. FHLB advances averaged $1.6 billion, $1.7 billion and $1.5 billion for the second and first quarters of 2005 and the second quarter of 2004, respectively. The Coastal transaction added FHLB advances totaling $723.6 million at the May 13, 2004 merger date.

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

29	HIBERNIA CORPORATION

Of the debt outstanding at June 30, 2005 and 2004, $1.2 billion and $935.5 million, respectively, accrue interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate FHLB advances by entering into interest rate swap agreements. These interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay fixed rates. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The Company had interest rate swap agreements outstanding with notional amounts of $700 million and $400 million at June 30, 2005 and 2004, respectively. The interest rate swaps had estimated net positive fair values of $9.8 million and $12.2 million at June 30, 2005 and 2004, respectively. The fair values are recorded on the balance sheet as other assets, with the corresponding offset, net of income taxes, recorded in other comprehensive net income. Net settlements on the swap agreements are accrued monthly and effectively convert the hedged debt from variable to fixed rates.

Debt at June 30, 2004, totaled $1.8 billion, down $193.5 million (10%) compared to $2.0 billion at June 30, 2004. The Company’s reliance on borrowings continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

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

The objective of Hibernia’s interest rate risk policy is to limit the change in after-tax net interest income, from an immediate and sustained change in interest rates of 200 basis points, compared to a flat rate scenario, to 15% of projected 12-month net income. Based on the results of the simulation models at June 30, 2005, the Company would expect an increase in after-tax net interest income of $16.4 million from a 200-basis-point increase in interest rates. In the event of a 200-basis-point decrease in interest rates, the Company would expect after-tax net interest income to decrease by $8.9 million. Results of both scenarios are within the limits of Hibernia’s policy, although there is no assurance that actual results would be the same as the model. In addition, the Company projects an increase in after-tax net interest income of $0.9 million if interest rates gradually rise or decline by 100 basis points over the next year.

Based on the results of the simulation models at June 30, 2004, the Company would have expected an increase in after-tax net interest income of $7.3 million from a 200-basis-point increase in interest rates, and a decrease of $22.9 million in the event of a 50-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment). Results of both scenarios were within the limits of Hibernia’s policy. In addition, the Company projected an increase in after-tax net interest income of $3.1 million and a decrease of $15.9 million if interest

HIBERNIA CORPORATION	30

rates gradually rise or decline, respectively, by 100 basis points over the next year. The projected decline in net interest income in the 50-basis-point decrease and the gradual decline simulations reflected the limited flexibility to reduce rates further on interest-bearing deposits in the low interest rate environment.

On a limited basis, the Company has entered into interest rate and foreign exchange rate swaps, forward and option contracts, and forward sales contracts to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on behalf of itself and for customers.

The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates the portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $84.1 million and an estimated net negative fair value of $0.8 million were designated as fair value hedges at June 30, 2005. The related hedged mortgage loans held for sale had a principal balance of $84.1 million and were decreased by a positive change in fair value of $0.8 million at June 30, 2005, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At June 30, 2005, interest rate lock commitments had a notional amount of $71.3 million with a net negative fair value of $40,000. The related forward sales contracts had a notional amount of $71.3 million and a net negative fair value of $146,000 at June 30, 2005.

Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.4 billion at June 30, 2005, with positive fair values of $15.8 million and negative fair values of $12.3 million.

The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate FHLB advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $700 million. These derivative financial instruments designated as cash flow hedges had positive fair values of $9.8 million at June 30, 2005.

The Company enters into interest rate contracts relating to certain certificates of deposit on its own behalf. These contracts are designated as fair value hedges. The purpose of these contracts is to convert fixed interest rate certificates of deposits to variable interest rates. These interest rate contracts had notional amounts totaling $470.3 million at June 30, 2005, with positive fair values of $0.4 million and negative fair values of $3.8 million. The related hedged certificates of deposit totaled $467.2 million with a positive fair value of $3.4 million, resulting in an increase of noninterest income of $29,000 due to hedge ineffectiveness.

RESULTS OF OPERATIONS:

Net income for the second quarter of 2005 totaled $79.4 million ($0.51 per common share), up 8% compared to $73.4 million ($0.48 per common share) for the second quarter of 2004. Earnings per common share - assuming dilution were $0.50 for the second quarter of 2005 compared to $0.47 for the second quarter of 2004. Net income for the first six months of 2005 totaled $165.2 million ($1.06 per common share), up 19% compared to $139.4 million ($0.91 per common share) for the first six months of 2004. Earnings per common share – assuming dilution for the first six months of 2005 were $1.03 compared to $0.89 for the first six months of 2004. Results include the impact of the merger with Coastal, which became effective May 13, 2004. Additional explanations of these net changes are detailed below.

31	HIBERNIA CORPORATION

NET INTEREST INCOME

Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the second quarter of 2005 totaled $201.4 million, a $15.4 million (8%) increase from the second quarter of 2004. Taxable-equivalent net interest income for the first six months of 2005 totaled $401.6 million, a $35.5 million (10%) increase from the first six months of 2004. The increase in net interest income for both periods was partially due to the addition of Coastal in the second quarter of 2004.

Table 7 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 7 - INTEREST-EARNING ASSET COMPOSITION

	2005		2004
(Percentage of average balances)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial loans	18.6%	18.9%	18.3%	18.3%	18.1%
Small business loans	16.2	15.7	16.8	17.3	16.5
Consumer loans	42.2	41.3	41.9	42.4	41.6

Total loans	77.0	75.9	77.0	78.0	76.2

Securities available for sale	21.6	21.2	19.9	20.8	21.5
Securities held to maturity	0.2	0.2	0.2	0.2	0.3

Total securities	21.8	21.4	20.1	21.0	21.8

Short-term investments	0.8	2.4	2.5	0.5	1.1
Mortgage loans held for sale	0.4	0.3	0.4	0.5	0.9

Total interest-earning assets	100.0%	100.0%	100.0%	100.0%	100.0%

The net interest margin was 3.91% for the second quarter of 2005, a decrease of nine basis points from the second quarter of 2004 and remained flat compared to the first quarter of 2005. The slight decrease in the margin from the second quarter of 2004 resulted from a combination of the Coastal merger and spread compression in the current interest rate environment.

Table 8 details the net interest margin for the most recent five quarters.

TABLE 8 - NET INTEREST MARGIN (taxable-equivalent)

	2005		2004
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Yield on earning assets	5.78%	5.57%	5.41%	5.30%	5.19%
Rate on interest-bearing liabilities	2.32	2.06	1.90	1.74	1.51

Net interest spread	3.46	3.51	3.51	3.56	3.68
Contribution of noninterest-bearing funds	0.45	0.40	0.39	0.34	0.32

Net interest margin	3.91%	3.91%	3.90%	3.90%	4.00%

Noninterest-bearing funds supporting earning assets	19.53%	19.27%	20.15%	19.73%	20.92%

HIBERNIA CORPORATION	32

Table 9 presents an analysis of changes in taxable-equivalent net interest income between the second quarter of 2005 and the first quarter of 2005 and between the second quarter of 2005 and the second quarter of 2004. The analysis of Consolidated Average Balances, Interest and Rates on pages 34 and 35 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended June 30, 2005, March 31, 2005 and June 30, 2004 and the first six months of 2005 and 2004.

TABLE 9 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	Second Quarter 2005 Compared to:
	First Quarter 2005			Second Quarter 2004
	Increase (Decrease) Due to Change In:
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Taxable-equivalent interest earned on:
Commercial loans	$(730)	$4,353	$3,623	$5,320	$14,967	$20,287
Small business loans	1,729	2,267	3,996	4,140	6,697	10,837
Consumer loans	2,734	2,717	5,451	14,328	2,564	16,892

Loans	3,733	9,337	13,070	23,788	24,228	48,016

Securities available for sale	769	449	1,218	4,581	3,994	8,575
Securities held to maturity	(39)	1	(38)	(247)	(12)	(259)

Securities	730	450	1,180	4,334	3,982	8,316

Short-term investments	(2,413)	438	(1,975)	(189)	675	486
Mortgage loans held for sale	223	13	236	(1,119)	301	(818)

Total	2,273	10,238	12,511	26,814	29,186	56,000

Interest paid on:
NOW accounts	34	275	309	69	1,096	1,165
Money market deposit accounts	(419)	1,696	1,277	906	8,149	9,055
Savings accounts	15	3,110	3,125	68	5,106	5,174
Other consumer time deposits	(162)	1,919	1,757	4,529	2,964	7,493
Public fund certificates of deposit of $100,000 or more	118	1,257	1,375	626	4,231	4,857
Certificates of deposit of $100,000 or more	(225)	592	367	975	1,317	2,292
Foreign deposits	52	1,033	1,085	432	3,456	3,888
Federal funds purchased	641	132	773	55	746	801
Repurchase agreements	186	620	806	(59)	2,101	2,042
Debt	(678)	986	308	1,775	2,028	3,803

Total	(438)	11,620	11,182	9,376	31,194	40,570

Taxable-equivalent net interest income	$2,711	$(1,382)	$1,329	$17,438	$(2,008)	$15,430

(1)	Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

33	HIBERNIA CORPORATION

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries

Taxable-equivalent basis (1)

	Second Quarter 2005			First Quarter 2005			Second Quarter 2004
(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Commercial loans	$3,846.3	$55,990	5.84%	$3,900.0	$52,367	5.45%	$3,387.4	$35,703	4.24%
Small business loans	3,350.8	55,595	6.65	3,244.1	51,599	6.45	3,080.5	44,758	5.84
Consumer loans	8,712.9	134,913	6.20	8,534.5	129,462	6.13	7,784.6	118,021	6.09

Total loans (2)	15,910.0	246,498	6.21	15,678.6	233,428	6.03	14,252.5	198,482	5.60

Securities available for sale	4,461.1	48,299	4.33	4,389.8	47,081	4.29	4,020.0	39,724	3.95
Securities held to maturity	31.6	412	5.22	34.6	450	5.21	50.5	671	5.31

Total securities	4,492.7	48,711	4.34	4,424.4	47,531	4.30	4,070.5	40,395	3.97

Short-term investments	156.2	1,133	2.91	497.9	3,108	2.53	206.0	647	1.27
Mortgage loans held for sale	83.0	1,211	5.83	67.7	975	5.76	162.7	2,029	4.99

Total interest-earning assets	20,641.9	$297,553	5.78%	20,668.6	$285,042	5.57%	18,691.7	$241,553	5.19%

Reserve for loan losses	(229.4)			(227.2)			(228.1)
Noninterest-earning assets:
Cash and due from banks	632.5			665.4			607.5
Trade-date securities available for sale	(1.9)			145.9			68.1
Other assets	1,041.0			1,025.8			954.4

Total noninterest-earning assets	1,671.6			1,837.1			1,630.0

Total assets	$22,084.1			$22,278.5			$20,093.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$465.1	$1,880	1.62%	$455.3	$1,571	1.40%	$426.9	$715	0.67%
Money market deposit accounts	4,749.3	18,077	1.53	4,868.5	16,800	1.40	4,346.6	9,022	0.83
Savings accounts	2,577.0	9,343	1.45	2,570.8	6,218	0.98	2,536.0	4,169	0.66
Other consumer time deposits	3,351.3	23,639	2.83	3,376.2	21,882	2.63	2,670.7	16,146	2.43
Public fund certificates of deposit of $100,000 or more	993.0	7,297	2.95	974.0	5,922	2.47	816.7	2,440	1.20
Certificates of deposit of $100,000 or more	1,217.7	9,730	3.21	1,247.2	9,363	3.04	1,084.9	7,438	2.76
Foreign time deposits	817.7	5,267	2.58	807.7	4,182	2.10	651.6	1,379	0.85

Total interest-bearing deposits	14,171.1	75,233	2.13	14,299.7	65,938	1.87	12,533.4	41,309	1.33

Short-term borrowings:
Federal funds purchased	146.5	1,093	2.99	56.8	320	2.29	125.8	292	0.93
Repurchase agreements	506.7	2,984	2.36	469.0	2,178	1.88	538.7	942	0.70
Debt	1,786.4	16,800	3.73	1,861.1	16,492	3.54	1,583.9	12,997	3.25

Total interest-bearing liabilities	16,610.7	$96,110	2.32%	16,686.6	$84,928	2.06%	14,781.8	$55,540	1.51%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,184.8			3,253.8			3,185.7
Other liabilities	257.5			367.8			305.3

Total noninterest-bearing liabilities	3,442.3			3,621.6			3,491.0

Total shareholders’ equity	2,031.1			1,970.3			1,820.8

Total liabilities and shareholders’ equity	$22,084.1			$22,278.5			$20,093.6

SPREAD AND NET YIELD
Interest rate spread			3.46%			3.51%			3.68%
Cost of funds supporting interest-earning assets			1.87%			1.66%			1.19%
Net interest income/margin		$201,443	3.91%		$200,114	3.91%		$186,013	4.00%

(1)	Based on the statutory income tax rate of 35%.

(2)	Yield computations include nonaccrual loans in loans outstanding.

HIBERNIA CORPORATION	34

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries

Taxable-equivalent basis (1)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Commercial loans	$3,873.0	$108,357	5.64%	$3,300.9	$69,260	4.22%
Small business loans	3,297.7	107,194	6.56	2,877.5	84,722	5.92
Consumer loans	8,624.3	264,375	6.18	7,445.9	229,700	6.20

Total loans (2)	15,795.0	479,926	6.12	13,624.3	383,682	5.66

Securities available for sale	4,425.6	95,380	4.31	3,963.9	80,503	4.06
Securities held to maturity	33.1	862	5.22	53.7	1,438	5.35

Total securities	4,458.7	96,242	4.32	4,017.6	81,941	4.08

Short-term investments	326.1	4,241	2.62	203.7	1,305	1.29
Mortgage loans held for sale	75.4	2,186	5.80	156.6	4,092	5.22

Total interest-earning assets	20,655.2	$582,595	5.68%	18,002.2	$471,020	5.25%

Reserve for loan losses	(228.3)			(221.1)
Noninterest-earning assets:
Cash and due from banks	648.9			598.3
Trade-date securities available for sale	71.6			57.4
Other assets	1,033.4			882.9

Total noninterest-earning assets	1,753.9			1,538.6

Total assets	$22,180.8			$19,319.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$460.3	$3,451	1.51%	$441.3	$1,428	0.65%
Money market deposit accounts	4,808.6	34,877	1.46	4,102.4	16,366	0.80
Savings accounts	2,573.9	15,561	1.22	2,528.5	8,227	0.65
Other consumer time deposits	3,363.7	45,521	2.73	2,426.6	30,914	2.56
Public fund certificates of deposit of $100,000 or more	983.5	13,219	2.71	816.0	4,813	1.19
Certificates of deposit of $100,000 or more	1,232.4	19,093	3.12	994.8	13,886	2.81
Foreign time deposits	812.7	9,449	2.34	645.7	2,736	0.85

Total interest-bearing deposits	14,235.1	141,171	2.00	11,955.3	78,370	1.32

Short-term borrowings:
Federal funds purchased	101.9	1,413	2.80	311.7	1,538	0.99
Repurchase agreements	487.9	5,162	2.13	567.2	1,988	0.71
Debt	1,823.5	33,292	3.63	1,342.8	23,080	3.40

Total interest-bearing liabilities	16,648.4	$181,038	2.19%	14,177.0	$104,976	1.48%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,219.1			3,051.9
Other liabilities	312.5			279.6

Total noninterest-bearing liabilities	3,531.6			3,331.5

Total shareholders’ equity	2,000.8			1,811.2

Total liabilities and shareholders’ equity	$22,180.8			$19,319.7

SPREAD AND NET YIELD
Interest rate spread			3.49%			3.77%
Cost of funds supporting interest-earning assets			1.77%			1.16%
Net interest income/margin		$401,557	3.91%		$366,044	4.09%

(1)	Based on the statutory income tax rate of 35%.

(2)	Yield computations include nonaccrual loans in loans outstanding.

35	HIBERNIA CORPORATION

NONINTEREST INCOME

Noninterest income for the second quarter of 2005 was $111.7 million compared to $101.4 million in the same period of 2004. For the first six months of 2005 compared to the same period in 2004, noninterest income was up $43.9 million (24%) to $225.3 million. The major categories of noninterest income for the three and six months ended June 30, 2005 and 2004 are presented in Table 10.

TABLE 10 - NONINTEREST INCOME

	Three Months Ended			Six Months Ended
($ in thousands)	June 30 2005	June 30 2004	Percentage Increase (Decrease)	June 30 2005	June 30 2004	Percentage Increase (Decrease)
Service charges on deposits	$51,561	$44,736	15%	$101,416	$85,522	19%
Card-related fees	17,718	15,333	16	34,298	27,850	23
Mortgage banking:
Mortgage loan servicing fees	251	8,227	(97)	1,348	16,826	(92)
Mortgage loan origination fees	1,187	1,387	(14)	2,153	2,689	(20)
Amortization of mortgage servicing rights	(129)	(7,443)	(98)	(289)	(16,673)	(98)
Provision for temporary impairment of mortgage servicing rights	—	24,000	100	—	14,000	(100)
Gain on sales of mortgage loans	3,614	4,069	(11)	6,554	6,249	5
Loss on sale of mortgage servicing rights	—	—	—	(212)	—	—

Total mortgage banking	4,923	30,240	(84)	9,554	23,091	(59)

Retail investment fees	7,846	8,138	(4)	16,509	15,836	4
Trust fees	5,773	5,881	(2)	11,550	12,053	(4)
Insurance	5,496	4,766	15	10,282	9,573	7
Investment banking	5,602	3,653	53	13,462	7,437	81
Other service, collection and exchange charges	6,343	5,392	18	12,060	10,625	14
Other operating income:
Mortgage loan derivative income	(13)	111	(112)	(58)	(268)	78
Derivative income from customer-related interest rate contracts	532	(45)	N/M	851	146	483
Other income	5,441	5,563	(2)	13,639	10,094	35

Total other operating income	5,960	5,629	6	14,432	9,972	45

Securities gains (losses), net	527	(22,405)	(102)	1,722	(20,540)	108

Total noninterest income	$111,749	$101,363	10%	$225,285	$181,419	24%

Service charges on deposits increased $6.8 million (15%) for the second quarter and $15.9 million (19%) for the first six months of 2005 over the comparable periods in 2004. These changes were the result of growth in transaction-based fees due primarily to an increased number of accounts resulting from the high performance checking programs, the Coastal merger and the Texas de novo office expansion. Approximately 25% and 35% of the increases compared to second quarter and first six months of 2004, respectively, are estimated to be from accounts acquired in the Coastal merger.

Card-related fees were $17.7 million in second quarter 2005, up $2.4 million (16%) compared to second quarter 2004. For the first six months of 2005 compared to the same period in 2004, card related fees increased $6.4 million (23%) to $34.3 million. The increase in both periods were due to increased fees by Hibernia’s debit and credit cards due to increased activity and an increase in fees from the Company’s 50% interest in The MerchantNet.com Corporation, which was purchased in April 2004. These increases were partially offset by a decrease in annual fees on debit cards as the Company began to waive those fees in the fourth quarter of 2004 in response to a change in the competitive market.

Total mortgage banking decreased $25.3 million (84%) in the second quarter and $13.5 million (59%) for the first six months of 2005 as compared to the same periods in 2004. Servicing fees totaled $0.3 million in the second quarter of 2005, down $8.0 million (97%) compared to the same period in 2004. For the first six months of 2005 compared to the same period in 2004, servicing fees decreased $15.5 million (92%) to $1.3 million. Servicing fees were down as a result

HIBERNIA CORPORATION	36

of the sale of substantially all of the Company’s mortgage servicing portfolio discussed below. Mortgage loan origination fees totaled $1.2 million in the second quarter 2005, down $0.2 million (14%) compared to the second quarter of 2004. For the first six months of 2005 compared to the same period in 2004, mortgage loan origination fees decreased $0.5 million (20%) to $2.2 million. Mortgage loan origination fees decreased due to a reduction in mortgage originations resulting from the interest rate environment and the Company’s strategic decision to exit correspondent mortgage lending in 2004.

Amortization of mortgage servicing rights, a non-cash expense, decreased $7.3 million (98%) to $0.1 million in the second quarter and $16.4 million (98%) for the first six months of 2005 compared to the same period in 2004. On September 30, 2004, the Company sold substantially all of its third party mortgage servicing portfolio (including excess servicing rights) to CitiMortgage, Inc. The sale of the servicing portfolio enabled the Company to eliminate earnings volatility associated with the valuation of the sold portfolio. This sale also reduced future mortgage loan servicing fees as well as the related amortization expense. In March 2005, all the files of Hibernia’s former $10-billion third-party residential mortgage servicing portfolio had been transferred to CitiMortgage, Inc., marking the completion of the final stage in the sale of the portfolio to CitiMortgage. Hibernia agreed to service those loans for a fixed fee per loan until the files were transferred. Hibernia continues to originate mortgage loans and is currently selling the servicing rights associated with fixed-rate mortgage loans.

No reversal or provision expense for the temporary impairment of mortgage servicing rights was recorded in 2005. The Company reversed $24.0 million of the reserve for temporary impairment of mortgage servicing rights in the second quarter of 2004, resulting in a net reversal of $14.0 million for the first six months of 2004. The reversal of a portion of the temporary impairment was due to a slow down in actual and expected speeds of mortgage loan prepayments resulting from the rising interest rate environment.

Gain on sales of mortgage loans decreased $0.5 million (11%) in the second quarter and increased $0.3 million (5%) for the first six months of 2005 compared to the same periods in 2004. In the second quarter of 2005, Hibernia originated $232.0 million of fixed-rate residential first mortgages for the purchase and refinancing of homes compared to $319.3 million in the same period in 2004.

Retail investment fees decreased $0.3 million (4%) in the second quarter and increased $0.7 (4%) for the first six months of 2005 over the comparable periods in 2004. The decline from the second quarter of 2004 compared to the same period in 2005 was primarily due to decreased sales of fixed annuities in 2005. The increase in retail investment fees for the first six months of 2005 compared to the same period in 2004 is due to increased sales of variable annuities, partially offset by decreased sales of fixed annuities in 2005.

Hibernia National Bank manages mutual funds and, through a wholly-owned subsidiary, acts as a broker in providing access to mutual funds and variable annuities, but does not underwrite annuities. Through an insurance subsidiary of Hibernia Corporation, the Company also provides access to fixed annuities. Income from the sale and servicing of mutual funds and annuities totaled $7.9 million for the second quarter of 2005, down $0.5 million (6%) from the second quarter of 2004. For the first six months of 2005 compared to the same period in 2004, income from the sale and servicing of mutual funds and annuities increased $0.4 million (2%) to $16.6 million. These commissions and fees are included in retail investment and trust fees.

Insurance fees were up $0.7 million (15%) in the second quarter of 2004 and $0.7 million (7%) for the first six months of 2005 compared to the same periods in 2004. These increases were due to higher property and casualty insurance commissions.

Investment banking revenue, which includes brokerage commission income, contributed $5.6 million to noninterest income in the second quarter of 2005, up $1.9 million (53%) from the same period in 2004. For the first six months of 2005 compared to the same period in 2004, investment banking fees increased $6.0 million (81%) to $13.5 million. The increases in both periods were due to higher brokerage commissions earned, as well as increased management, underwriting, and merger and acquisition fees from the Company’s investment banking subsidiary.

37	HIBERNIA CORPORATION

Other service, collection and exchange charges increased $1.0 million (18%) in the second quarter and $1.4 million (14%) for the first six months of 2005 compared to the same periods in 2004. The increases in both periods were due to higher commercial letter of credit fees and credit life protection income.

Other operating income increased $0.3 million (6%) in the second quarter and $4.5 million (45%) for the first six months of 2005 compared to the same periods in 2004. The increase in other operating income from the first six months of 2004 compared to the same period in 2005 was primarily due to the gain of $4.6 million from the merger of the PULSE and Discover networks in the first quarter of 2005.

Net securities gains totaled $0.5 million in the second quarter of 2005, compared to a loss of $22.4 million in the second quarter of 2004. For the first six months of 2005, net securities gains totaled $1.7 million compared to a loss of $20.5 million in 2004. The net securities gains in the second quarter of 2005 was primarily due to gains totaling $4.0 million from the sale of $368.9 million of mortgage backed securities and a $1.3 million gain from the sale of equity securities, partially offset by the write down for other-than-temporary impairment of Fannie Mae preferred stock of $4.9 million. The year-to-date 2005 securities gain also included a $1.1 million gain on the sale of a private equity security. The net securities loss in the second quarter and first six months of 2004 was primarily the result of an $18.4 million loss on the sale of mortgage back securities, as part of a restructuring of the balance sheet designed to increase yield and cash flow and shorten the average life of the investment securities portfolio, and losses on the write-down for other-than-temporary impairment of private equity securities totaling $5.5 million. These losses were partially offset by a gain on the sale of private equity securities totaling $1.4 million. The year-to-date 2004 balance also includes miscellaneous securities gains totaling $2.0 million.

NONINTEREST EXPENSE

For the second quarter of 2005, noninterest expense totaled $174.3 million, a $13.5 million (8%) increase from the second quarter of 2004. Included in noninterest expense for the second-quarter of 2005 are the previously mentioned $1.9 million in expenses associated with the pending sale of the Company and costs related to Hibernia’s expanded presence in Texas. Noninterest expense for second-quarter 2004 included the previously mentioned $3.2 million in Coastal merger-related expenses. Noninterest expense for the first six months of 2005 was $339.3 million, up $33.4 million (11%) from $305.9 million for the same period in 2004. Noninterest expense for the three and six months ended June 30, 2005 and 2004 is presented by major category in Table 11.

Staff costs, which represent the largest component of noninterest expense, increased $7.4 million (9%) in the second quarter and $24.6 million (15%) for the first six months of 2005 compared to the same periods in the prior year. Higher wages, resulting primarily from the annual wage increase and additional staff added with the Coastal merger and Texas expansion, were responsible for the increase in both periods.

Occupancy and equipment expenses increased $3.1 million (15%) to $23.4 million for the second quarter of 2005 compared to the same period in 2004. For the first six months of 2005 compared to the same period in 2004, occupancy and equipment expenses increased $7.3 million (19%) to $46.6 million. The increases in both periods were due to higher depreciation expenses, increased rent and real estate taxes resulting from the Coastal merger and the Texas de novo office expansion program, as well as increased maintenance and utilities expenses.

Advertising and promotional expenses increased $0.4 million (5%) to $8.7 million in the second quarter and $2.3 million (14%) to $18.3 million for the first six months of 2005 compared to the same periods in 2004. These increases from the prior periods were due to increased marketing expenses primarily related to marketing campaigns in Texas and various corporate sponsorships.

Amortization of purchase accounting intangibles increased $0.1 million (8%) to $1.7 million in the second quarter and $0.7 million (26%) to $3.4 million for the first six months of 2005 compared to the same periods in 2004, due to increased amortization of core deposits and customer lists intangibles originating from the 2004 purchase transactions.

HIBERNIA CORPORATION	38

TABLE 11 - NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
($ in thousands)	June 30 2005	June 30 2004	Percentage Increase (Decrease)	June 30 2005	June 30 2004	Percentage Increase (Decrease)
Salaries	$76,856	$70,735	9%	$153,727	$132,536	16%
Benefits	15,430	14,152	9	31,786	28,359	12

Total staff costs	92,286	84,887	9	185,513	160,895	15

Occupancy, net	13,155	11,464	15	25,972	21,592	20
Equipment	10,269	8,827	16	20,597	17,699	16

Total occupancy and equipment	23,424	20,291	15	46,569	39,291	19

Data processing	9,913	10,044	(1)	20,039	19,251	4
Advertising and promotional expenses	8,698	8,307	5	18,342	16,081	14
Amortization of purchase accounting intangibles	1,670	1,551	8	3,413	2,712	26
Foreclosed property expense, net	22	(250)	109	(14,472)	(215)	N/M
Professional fees	3,235	2,146	51	10,740	4,213	155
State taxes on equity	3,201	4,545	(30)	7,929	9,114	(13)
Card-related processing expense	3,870	2,876	35	6,862	5,523	24
Telecommunications	2,483	2,775	(11)	5,098	4,894	4
Stationery and supplies	2,597	2,524	3	5,166	4,717	10
Postage	2,238	2,312	(3)	4,574	4,387	4
Loan collection expense	2,142	1,658	29	4,465	3,966	13
Regulatory expense	1,267	1,123	13	2,564	2,220	15
Other	17,225	16,013	8	32,495	28,812	13

Total noninterest expense	$174,271	$160,802	8%	$339,297	$305,861	11%

Efficiency ratio (1)	55.74%	51.91%		54.28%	53.85%

(1)	Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

Foreclosed property expense increased $0.3 million (109%) in the second quarter and decreased $14.3 million for the first six months of 2005 compared to the same periods in 2004. The decrease from the first six months of 2004 was due to the gain of $14.4 million on the sale of an energy asset in the first quarter of 2005.

Professional fees increased $1.1 million (51%) to $3.2 million in the second quarter and increased $6.5 million (155%) to $10.7 million for the first six months of 2005 compared to the same periods in 2004. Increases in both periods were primarily due to fees associated with the pending merger with Capital One, totaling $1.3 million and $6.3 million for the second quarter and first six months of 2005, respectively.

State taxes on equity decreased $1.3 million (30%) to $3.2 million in the second quarter and decreased $1.2 million (13%) to $7.9 million for the first six months of 2005 compared to the same periods in 2004. The decreases in both periods were due to changes in allocations between Louisiana and Texas as well as changes in other underlying assumptions used in the estimated accruals.

Card-related processing expense increased $1.0 million (35%) to $3.9 million in the second quarter and increased $1.3 million (24%) to $6.9 million for the first six months of 2005 compared to the same periods in 2004, due to higher processing expenses resulting from an increase in the volume of debit card and ATM transactions.

Other noninterest expense increased $1.2 million (8%) to $17.2 million in the second quarter and $3.7 million (13%) to $32.5 million for the first six months of 2005 compared to the same periods in 2004. The increases from the second quarter and first six months of 2004 include higher fraud losses of $2.6 million for the second quarter and $3.4 million for the first six months of 2005. These increases were partially offset by decreases of $1.7 million and $2.6 million, respectively, due to the reclassification of overdraft net charge-offs from other noninterest expense to the reserve for loan losses in the first quarter of 2005.

The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the second quarter of 2005 was 55.74%

39	HIBERNIA CORPORATION

compared to 51.91% for the second quarter of 2004. The ratio for the first six months of 2005 was 54.28% compared to 53.85% for the first six months of 2004.

TAXES

The Company recorded a $44.0 million provision for income taxes in the second quarter of 2005, compared to $39.7 in the second quarter of 2004. For the first six months of 2005, income tax expense totaled $90.0 million, compared to $75.1 million for the first six months of 2004. The Company’s effective tax rate was 35.6% and 35.1% for the second quarter of 2005 and 2004, respectively. For the first six months of 2005 the Company’s effective tax rate was 35.3%, compared to 35.0% for the same period of 2004.

Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

The Company’s segment information is presented by line of business. Each line of business provides various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial and Investments and Public Funds. The Consumer segment provides individuals with comprehensive products and services, including mortgage and other loans, deposit accounts, trust and investment management, brokerage, and life and health insurance. The Small Business and Commercial segments provide business entities with comprehensive products and services, including loans, deposit accounts, leasing, treasury management, merchant processing, investment banking, property and casualty insurance and private equity investments. The Small Business segment provides products and services to mid-size and smaller business entities and the Commercial segment provides products and services to larger business entities. The Investments and Public Funds segment includes the management of public entity deposits and provides the treasury function for the Company by managing the investment portfolio, interest rate risk, and liquidity and funding positions. The provision for or reversal of temporary impairment of mortgage servicing rights, primarily a function of interest rate risk, is also included in this segment. The Other segment includes the areas of support services and facilities management as well as income and expense items considered to be unusual. Segment net income for the six months ended June 30, 2005 and 2004 are presented in Table 12.

TABLE 12 - SEGMENT RESULTS

	Six Months Ended
($ in thousands)	June 30 2005	June 30 2004	Percentage Increase (Decrease)
Consumer	$93,596	$83,123	13%
Small Business	29,376	27,749	6
Commercial	46,393	32,280	44
Investments and Public Funds	9,592	2,414	297
Other	(13,639)	(7,361)	(85)

Segment total	165,318	138,205	20
Reconciling items(1)	(107)	1,166	(109)

Total net income	$165,211	$139,371	19%

(1)	For a discussion of reconciling items, refer to Note 7 of the “Notes to Consolidated Financial Statements.”

HIBERNIA CORPORATION	40

Net income for the Consumer segment was $93.6 million for the first six months of 2005, up $10.5 million (13%) from $83.1 million for the first six months of 2004. The increase in the Consumer segment net income resulted primarily from increases in the retail and mortgage areas. The Small Business segment net income was up $1.7 million (6%) to $29.4 million for the first six months of 2005 compared to $27.7 million in the same period in 2004. The Commercial segment net income increased $14.1 million (44%) from $32.3 million in the first six months of 2004 to $46.4 million in the first six months of 2005. The increase in the Commercial segment was primarily due to the gain of $14.4 million on the sale of an energy asset in 2005. The Investments and Public Funds segment net income increased $7.2 million in the first six months of 2005, to $9.6 million from $2.4 million in the first six months of 2004. This segment’s 2005 results were positively impacted by a decrease in securities losses in the first six months of 2005 compared to the same period in 2004. The results for the first six months of 2004 also included a net $14.0 million reversal of the reserve for the temporary impairment of mortgage servicing rights. Other segment net losses increased $6.3 million to $13.6 million in the first six months of 2005. The Other segment was negatively impacted by the higher noninterest expense in the first six months of 2005 compared to the same period in 2004, due in part to costs associated with the pending acquisition of the Company, partially offset by the previously mentioned $4.6 million gain on the merger of the PULSE and Discover networks.

CAPITAL

Shareholders’ equity totaled $2,106.7 million at June 30, 2005, up $265.3 million (14%) compared to $1,841.4 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $318.8 million, the issuance of $86.0 million of common stock and a tax benefit related to stock option plans and the ESOP of $26.8 million. These increases were partially offset by the declaration of $123.6 million in dividends on common stock and the acquisition of $47.9 million of treasury stock.

Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 13 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

TABLE 13 - CAPITAL

($ in millions)	June 30 2005	March 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004
Risk-based capital:
Tier 1	$1,796.1	$1,690.7	$1,612.5	$1,557.9	$1,514.4
Total	2,111.7	2,003.7	1,925.2	1,866.4	1,826.1
Assets:
Quarterly average assets (1)	21,713.9	21,894.0	21,482.8	20,884.0	19,699.1
Net risk-adjusted assets	17,230.7	17,025.7	17,002.8	16,656.4	16,917.9
Ratios:
Tier 1 risk-based capital	10.42%	9.93%	9.48%	9.35%	8.95%
Total risk-based capital	12.26%	11.77%	11.32%	11.21%	10.79%
Leverage	8.27%	7.72%	7.51%	7.46%	7.69%

(1)	Excluding the adjustment for accumulated other comprehensive income and other disallowed assets.

The leverage ratio increased to 8.27% in the second quarter of 2005, compared to 7.69% a year earlier. The increase was primarily due to increased equity, discussed above, as compared to growth in average assets. The leverage ratio had decreased in 2004 due to the Coastal merger which was completed on May 13, 2004.

Prior to the announcement of the Capital One transaction, the Company discontinued buying back its stock. In accordance with the merger agreement, Hibernia does not plan to buy back any more of its stock while the transaction is pending.

41	HIBERNIA CORPORATION

Hibernia’s dividend payout ratio for the second quarter of 2005 was 39.22%. The merger agreement with Capital One allows the Board of Directors to declare regular quarterly cash dividends at a rate not in excess of $0.20 per common share through the closing of the transaction, and under certain circumstances, a pro-rata dividend prior to closing. On July 20, 2005, the Board of Directors declared a quarterly cash dividend of $0.20, to shareholders of record on August 1, 2005, payable on August 22, 2005. Under the terms of the merger agreement, there will not be a pro-rata dividend if the transaction closes on September 1, 2005.

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

Core deposits maintained at competitive rates are the Company’s primary source of liquidity. Core deposits totaled $14.1 billion at June 30, 2005, up $0.3 billion (2%) from $13.8 billion a year earlier. The growth in core deposits was due in part to additional brokered certificates of deposit, discussed earlier. In addition to core deposits, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds.

Hibernia’s loan-to-deposit ratio at June 30, 2005 decreased slightly to 93.5% from 93.6% at June 30, 2004. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 17.2% of Hibernia’s earning assets were funded by net large liabilities (total liabilities less short-term investments) in the second quarter of 2005, up 91 basis points from the prior-year level of 16.3%. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $4.2 billion residential first mortgage loan portfolio and $2.6 billion indirect consumer loan portfolio. The Company also had federal funds lines of credit totaling $2.1 billion at June 30, 2005, and its membership in the FHLB which provided an additional line totaling $4.1 billion to further augment liquidity by providing a readily accessible source of funds at competitive rates. Outstanding borrowings under these facilities totaled $1.9 billion at June 30, 2005.

HIBERNIA CORPORATION	42

Statements in this report that are not historical facts should be considered forward-looking statements with respect to Hibernia. Forward-looking statements of this type speak only as of the date of this report. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, unforeseen local, regional, national or global events, economic conditions, asset quality, interest rates, loan demand, changes in business or consumer spending, borrowing or savings habits, deposit growth, adequacy of the reserve for loan losses, competition, stock price volatility, government monetary policy, anticipated expense levels, changes in laws and regulations, the level of success of the company’s asset/liability management strategies as well as its marketing, product development, sales and other strategies, the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, matters related to the proposed transaction with Capital One Financial Corporation (including, among others, risks related to regulatory approval, integration issues, and cost and revenue synergies) and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. Hibernia undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information or for any other reason.

ADDITIONAL INFORMATION ABOUT THE CAPITAL ONE-HIBERNIA TRANSACTION

In connection with the proposed merger, Capital One filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2005 an amended Registration Statement on Form S-4 that included a definitive proxy statement of Hibernia, which also constitutes a prospectus of Capital One. The proxy statement/prospectus was declared effective by the SEC, and Hibernia mailed the definitive proxy statement/prospectus to its stockholders on or about June 20, 2005. Investors and security holders are urged to read the definitive proxy statement/prospectus, because it contains important information. You may obtain a free copy of the definitive proxy statement/prospectus and other related documents filed by Capital One and Hibernia with the SEC at the SEC’s website at www.sec.gov. The definitive proxy statement/prospectus and the other documents may also be obtained for free by accessing Capital One’s website at www.capitalone.com under the tab “Investors” and then under the heading “SEC & Regulatory Filings” or by accessing Hibernia’s website at www.hibernia.com under the tab “About Hibernia” and then under the heading “Investor Relations-SEC Filings.”

43	HIBERNIA CORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to page 30 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in the Company’s internal control over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth the information required by Item 703 of Regulation S-K for the repurchase of shares of Hibernia Corporation Class A Common Stock.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1 through April 30, 2005	—	$—	—	—
May 1 through May 31, 2005	204	$31.24	—	—
June 1 through June 30, 2005	—	$—	—	—

(1)	Shares surrendered to satisfy tax withholding obligations that arise from the vesting of restricted stock awards.

(2)	In April 2004, the Company's Board of Directors authorized a buyback plan allowing for the repurchase of up to 3.5 million shares of its common stock through April 2005. Prior to the announcement of the Capital One transaction, the Company discontinued buying back its stock. In accordance with the merger agreement, Hibernia does not plan to buy back any of its common stock while the merger is pending.

HIBERNIA CORPORATION	44

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 20, 2005. Two items were submitted to a vote of the shareholders at that meeting:

•	Election of four persons to serve as directors of the Company until the 2008 Annual Meeting of Shareholders and until their successors are elected and qualified; and

•	Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for 2005.

The vote on these matters was as follows:

1.	Election of Directors

Name of Director	Shares Voted For	Shares as to Which Authority to Vote was Withheld
Paul Candies	128,998,159	954,011
Sidney W. Lassen	90,903,263	39,048,907
Janee “Gee” Mercadel-Tucker	128,873,652	1,078,518
Ray B. Nesbitt	128,973,481	978,689

2.	Ratification of the Appointment of Ernst & Young LLP as independent auditors

Shares Voted For	Shares Voted Against	Shares Abstained
127,529,022	2,231,805	191,343

All of the director nominees were elected, and the proposal to ratify the appointment of Ernst & Young LLP as independent auditors was approved by the shareholders.

Item 6.	Exhibits

EXHIBIT	DESCRIPTION
2.1	Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Agreement and Plan of Merger, dated as of December 1, 2003, between Hibernia Corporation, Hibernia Acquisition Corporation and Coastal Bancorp, Inc.)

2.2	Agreement and Plan of Merger, dated as of March 6, 2005, by and between Hibernia Corporation and Capital One Financial Corporation, is hereby incorporated by reference from the Form 8-K dated March 6, 2005, filed with the Commission by the Registrant on March 9, 2005 (Commission File No. 1-10294).

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

45	HIBERNIA CORPORATION

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

4.1	Exhibit 4.1 to the Form S-3 Registration Statement (No. 333-87370) of Coastal Bancorp, Inc. and Coastal Capital Trust I, filed with the Commission on May 1, 2002, is hereby incorporated by reference (Form of Indenture of Coastal Bancorp, Inc. Relating to the Junior Subordinated Debentures issued to Coastal Capital Trust I)

4.2	Exhibit 4.1 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Indenture of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

4.3	Exhibit 4.2 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Registration Rights Agreement of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)*

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)*

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)*

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)*

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)*

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)*

HIBERNIA CORPORATION	46

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)*

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)*

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))*

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)*

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)*

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)*

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)*

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)*

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)*

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)*

47	HIBERNIA CORPORATION

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)*

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)*

10.62	Exhibit 10.62 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)*

10.63	Exhibit 10.63 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank) *

10.64	Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Executive Bonus Insurance Plan of Hibernia Corporation effective as of January 1, 2004)*

10.65	Exhibit 10.65 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to Hibernia Corporation 2003 Long-Term Incentive Compensation Plan made as of September 22, 2004)*

10.66	Exhibit 10.66 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Mortgage Servicing Purchase and Sale Agreement dated and effective as of September 30, 2004 by and between Hibernia National Bank and CitiMortgage, Inc.**)

10.67	Exhibit 10.67 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Immediate Vesting)*

10.68	Exhibit 10.68 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Future Vesting)*

10.69	Exhibit 10.69 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Employee)*

10.70	Exhibit 10.70 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Director)*

HIBERNIA CORPORATION	48

10.71	Exhibit 10.71 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Director Retainer and Meeting Fees for Outside Directors)*

10.72	Exhibit 10.72 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Discussion of extension of Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002, as amended (which Employment Agreement and amendment are listed as Exhibits 10.55 and 10.63), which is incorporated by reference from Part II, Item 5 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant)*

10.73	Exhibit 10.73 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Discussion of the actions of the Executive Compensation Committee in connection with the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002, as amended (which Plan and amendment are listed as Exhibits 10.41 and 10.52), which is incorporated by reference from the Form 8-K dated December 20, 2004, filed with the Commission by the Registrant)*

10.74	Exhibit 10.74 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Employee (in use commencing January 24, 2005))*

10.75	Exhibit 10.75 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Description of the Management Incentive Bonus Plan as incorporated by reference from the Form 8-K dated January 28, 2005, filed with the Commission by the Registrant)*

10.76	Exhibit 10.76 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (CEO Bonus Plan)*

10.77	Exhibit 10.77 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Future Vesting)*

10.78	Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as restated April 1, 1998, and as incorporated by reference from the Form 8-K dated March 2, 2005, filed with the Commission by the Registrant)*

49	HIBERNIA CORPORATION

10.79	Hibernia Corporation 2005 Deferred Compensation Plan is hereby incorporated by reference from the Form 8-K dated April 20, 2005, filed with the Commission by the Registrant on April 26, 2005 (Commission File No. 1-10294)*

10.80	Amendment No. 1 to the Hibernia Corporation 2005 Deferred Compensation Plan is hereby incorporated by reference from the Form 8-K dated May 24, 2005, filed with the Commission by the Registrant on May 31, 2005 (Commission File No. 1-10294)*

10.81	Discussion of the amendment to Hibernia Corporation 1993 Director Stock Option Plan (which Plan is listed as Exhibit 10.35), is hereby incorporated by reference from the Form 8-K dated May 24, 2005, filed with the Commission by the Registrant on May 31, 2005 (Commission File No. 1-10294)*

10.82	Discussion of the amendment to Hibernia Corporation 2003 Long-Term Incentive Compensation Plan (which Plan and previous amendment are listed as Exhibits 10.59 and 10.65) is hereby incorporated by reference from Part II, Item 5 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the Commission by the Registrant (Commission File No. 1-10294)*

10.83	Hibernia Corporation 2005 Supplemental Stock Compensation Plan is hereby incorporated by reference from the Form 8-K dated July 20, 2005, filed with the Commission by the Registrant on July 26, 2005 (Commission File No. 1-1-0294)*

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

The Company is a party to long-term debt agreements, the total amount of which do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Upon request of the Commission, the Company will furnish to the Commission a copy of each such agreement.

*	Management contract or compensatory plan or arrangement

**	Certain exhibits to this Exhibit are omitted. A list of omitted exhibits is provided in the Exhibit and the Company agrees to furnish to the Commission as a supplement a copy of any omitted exhibits upon request.

HIBERNIA CORPORATION	50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBERNIA CORPORATION
(Registrant)

Date: : August 8, 2005	By:	/s/ Jan M. Macaluso
Jan M. Macaluso
Executive Vice President and Controller
Chief Accounting Officer
(in her capacity as a duly authorized officer
of the Registrant and in her capacity as
Chief Accounting Officer)

51	HIBERNIA CORPORATION