Form 10-Q
period 2005-09-30
HIBERNIA CORP
filed 2005-11-09
CIK 47288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Class A Common Stock, no par value	159,950,233 Shares

HIBERNIA CORPORATION

HIBERNIA CORPORATION	2

Consolidated Balance Sheets

Hibernia Corporation and Subsidiaries

Unaudited ($ in thousands)	September 30 2005	December 31 2004	September 30 2004
Assets
Cash and cash equivalents	$1,691,679	$1,151,066	$956,214
Trading account assets	1	—	226
Securities available for sale	4,286,887	4,524,340	3,991,239
Securities held to maturity (estimated fair value of $20,816, $36,564 and $40,647, at September 30, 2005, December 31, 2004 and September 30, 2004, respectively)	20,395	35,819	39,750
Mortgage loans held for sale	80,108	78,136	87,445
Loans, net of unearned income	16,411,129	15,719,216	15,502,030
Reserve for loan losses	(402,251)	(227,574)	(235,233)

Loans, net	16,008,878	15,491,642	15,266,797

Premises and equipment	294,769	293,356	283,360
Customers’ acceptance liability	228	141	2,374
Goodwill	337,441	337,441	337,441
Other intangible assets	27,884	33,328	33,862
Other assets	444,258	362,819	354,662

Total assets	$23,192,528	$22,308,088	$21,353,370

Liabilities
Deposits:
Noninterest-bearing	$3,688,539	$3,264,190	$3,245,513
Interest-bearing	14,788,658	14,114,756	13,496,215

Total deposits	18,477,197	17,378,946	16,741,728

Short-term borrowings	668,278	555,325	545,925
Liability on acceptances	228	141	2,374
Other liabilities	266,010	521,203	246,723
Debt	1,753,428	1,910,576	1,925,153

Total liabilities	21,165,141	20,366,191	19,461,903

Shareholders’ equity
Class A Common Stock, no par value:
Authorized - 300,000,000 shares; issued - 176,210,151, 171,095,717 and 170,643,760 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	338,323	328,504	327,636
Surplus	662,898	562,969	551,784
Retained earnings	1,360,903	1,347,544	1,301,175
Treasury stock at cost: 16,272,294, 15,850,266 and 15,582,755 shares at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	(312,786)	(297,626)	(289,932)
Accumulated other comprehensive income	(7,259)	15,198	18,926
Unearned compensation	(14,692)	(14,692)	(18,122)

Total shareholders’ equity	2,027,387	1,941,897	1,891,467

Total liabilities and shareholders’ equity	$23,192,528	$22,308,088	$21,353,370

See notes to consolidated financial statements.

3	HIBERNIA CORPORATION

Consolidated Income Statements

Hibernia Corporation and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
Unaudited ($ in thousands, except per-share data)	2005	2004	2005	2004
Interest income
Interest and fees on loans	$253,808	$217,797	$732,080	$600,043
Interest on securities available for sale	44,589	41,362	138,729	120,220
Interest on securities held to maturity	333	555	1,195	1,993
Interest on short-term investments	2,496	461	6,737	1,766
Interest on mortgage loans held for sale	1,386	1,383	3,572	5,475

Total interest income	302,612	261,558	882,313	729,497

Interest expense
Interest on deposits	88,899	51,833	230,070	130,203
Interest on short-term borrowings	4,815	1,605	11,390	5,131
Interest on debt	17,339	16,281	50,631	39,361

Total interest expense	111,053	69,719	292,091	174,695

Net interest income	191,559	191,839	590,222	554,802
Provision for loan losses	197,000	12,250	226,700	36,250

Net interest income (loss) after provision for loan losses	(5,441)	179,589	363,522	518,552

Noninterest income
Service charges on deposits	46,434	48,115	147,850	133,637
Card-related fees	18,062	15,994	52,360	43,844
Mortgage banking	5,287	5,701	14,841	28,792
Retail investment fees	5,968	7,887	22,477	23,723
Trust fees	5,960	5,839	17,510	17,892
Insurance	4,931	4,808	15,213	14,381
Investment banking	6,829	5,017	20,291	12,454
Other service, collection and exchange charges	5,386	5,585	17,446	16,210
Other operating income	3,987	4,992	18,419	14,964
Securities gains (losses), net	(58)	153	1,664	(20,387)

Total noninterest income	102,786	104,091	328,071	285,510

Noninterest expense
Salaries and employee benefits	98,618	87,347	284,131	248,242
Occupancy expense, net	13,743	12,411	39,715	34,003
Equipment expense	10,867	9,624	31,464	27,323
Data processing expense	11,032	9,540	31,071	28,791
Advertising and promotional expense	11,202	8,350	29,544	24,431
Amortization of purchase accounting intangibles	1,621	1,904	5,034	4,616
Foreclosed property expense, net	(317)	(493)	(14,789)	(708)
Other operating expense	38,218	37,668	118,111	105,514

Total noninterest expense	184,984	166,351	524,281	472,212

Income (loss) before income taxes and minority interest	(87,639)	117,329	167,312	331,850
Income tax expense (benefit)	(29,632)	40,823	60,323	115,942
Minority interest, net of income taxes	123	40	(92)	71

Net income (loss)	$(58,130)	$76,466	$107,081	$215,837

Net income (loss) per common share	$(0.37)	$0.50	$0.68	$1.40

Net income (loss) per common share - assuming dilution	$(0.37)	$0.49	$0.67	$1.37

See notes to consolidated financial statements.

HIBERNIA CORPORATION	4

Consolidated Statements of Changes in Shareholders’ Equity

Hibernia Corporation and Subsidiaries

Unaudited	($ in thousands, except per-share data)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income
Balances at December 31, 2004	$328,504	$562,969	$1,347,544	$(297,626)	$15,198	$(14,692)
Net income	—	—	107,081	—	—	—	$107,081
Change in unrealized gains (losses) on securities, net of reclassification adjustments	—	—	—	—	(29,192)	—	(29,192)
Change in accumulated gains (losses) on cash flow hedges, net of reclassification adjustments	—	—	—	—	6,735	—	6,735

Comprehensive income							$84,624

Issuance of common stock:
Stock option plans	9,757	69,737	—	2,615	—	—
Restricted stock awards	49	687	—	—	—	—
Directors’ compensation	13	203	—	—	—	—
Cash dividends declared on common ($.60 per share)	—	—	(93,722)	—	—	—
Acquisition of treasury stock	—	—	—	(17,775)	—	—
Net tax benefit related to stock option plans and ESOP	—	29,302	—	—	—	—

Balances at September 30, 2005	$338,323	$662,898	$1,360,903	$(312,786)	$(7,259)	$(14,692)

	Common Stock	Surplus	Retained Earnings	Treasury	Accumulated Other Comprehensive Income	Unearned Compensation	Comprehensive Income
Balances at December 31, 2003	$322,972	$515,289	$1,171,537	$(226,970)	$12,779	$(18,122)
Net income	—	—	215,837	—	—	—	$215,837
Change in unrealized gains (losses) on securities, net of reclassification adjustments	—	—	—	—	1,873	—	1,873
Change in accumulated gains (losses) on cash flow hedges, net of reclassification adjustments	—	—	—	—	4,274	—	4,274

Comprehensive income							$221,984

Issuance of common stock:
Stock option plans	4,601	28,072	—	—	—	—
Restricted stock awards	63	705	—	—	—	—
Directors’ compensation	—	83	—	75	—	—
Cash dividends declared on common ($.56 per share)	—	—	(86,199)	—	—	—
Acquisition of treasury stock	—	—	—	(63,037)	—	—
Net tax benefit related to stock option plans and ESOP	—	7,635	—	—	—	—

Balances at September 30, 2004	$327,636	$551,784	$1,301,175	$(289,932)	$18,926	$(18,122)

See notes to consolidated financial statements.

5	HIBERNIA CORPORATION

Consolidated Statements of Cash Flows

Hibernia Corporation and Subsidiaries

Nine Months Ended September 30

Unaudited ($ in thousands)	2005	2004
Operating activities
Net income	$107,081	$215,837
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	226,700	36,250
Minority interest	(92)	71
Amortization of intangibles and deferred charges	3,798	11,418
Depreciation and amortization	31,138	27,342
Non-cash compensation expense	577	532
Non-cash derivative instruments losses, net	94	1,301
Premium amortization, net	7,129	11,994
Realized securities losses (gains), net	(1,664)	20,387
Losses (gains) on sales of assets, net	(19,471)	483
Provision for losses on foreclosed and other assets	34,879	481
Decrease (increase) in mortgage loans held for sale	(1,989)	141,127
Increase in deferred income tax asset	(51,356)	(17,734)
Net tax benefit related to stock options and the employee stock ownership plan	29,302	7,635
Decrease (increase) in interest receivable and other assets	(9,266)	38,229
Increase in interest payable and other liabilities	45,530	54,244

Net cash provided by operating activities	402,390	549,597

Investing activities
Purchases of securities available for sale	(1,983,731)	(1,630,934)
Proceeds from maturities of securities available for sale	1,481,066	1,592,568
Proceeds from maturities of securities held to maturity	8,832	20,421
Proceeds from sales of securities available for sale	391,548	327,591
Net increase in loans	(772,451)	(581,931)
Proceeds from sales of loans	24,307	31,001
Purchases of loans	(3,602)	(149,726)
Purchases of premises, equipment and other assets	(71,458)	(66,660)
Proceeds from sales of foreclosed assets and excess bank-owned property	29,623	7,369
Proceeds from sales of mortgage servicing rights, premises, equipment and other assets	4,000	39,049
Acquisition, net of cash acquired of $34,111	—	(217,815)

Net cash used by investing activities	(891,866)	(629,067)

Financing activities
Net increase in deposits	1,102,743	889,932
Net increase (decrease) in short-term borrowings	112,953	(734,877)
Proceeds from issuance of debt	100,000	704,658
Payments on debt	(256,219)	(665,077)
Proceeds from issuance of common stock	82,109	32,673
Dividends paid	(93,722)	(86,199)
Acquisition of treasury stock	(17,775)	(63,037)

Net cash provided by financing activities	1,030,089	78,073

Increase (decrease) in cash and cash equivalents	540,613	(1,397)
Cash and cash equivalents at beginning of period	1,151,066	957,611

Cash and cash equivalents at end of period	$1,691,679	$956,214

See notes to consolidated financial statements.

HIBERNIA CORPORATION	6

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

Note 2

Hurricane Impact

On August 29, 2005, hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including New Orleans and other communities in Louisiana in which Hibernia conducts business. Operations in many of the Company’s markets were disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to the Company’s banking and operation facilities. Prior to landfall, the Company implemented its comprehensive business continuity action program. Key employees were moved to contingency recovery sites and the operations of the Company’s critical applications were transferred to back-up facilities. The Company’s business critical systems experienced minimal outages during the transition period. On September 24, 2005, hurricane Rita made landfall near the border of Louisiana and Texas, causing additional damage and disruption to certain areas affected by hurricane Katrina as well as additional areas further west.

The following table summarizes the costs incurred for the three and nine months ending September 30, 2005 relating to the hurricanes, net of $47,934,000 in insurance receivables. The table does not include hurricane related capitalized costs of $11,518,000 for purchases of information-technology equipment, office furniture and other facility costs to accommodate displaced employees.

($ in thousands)	Three and Nine Months Ended September 30, 2005
Provision for loan losses	$175,000

Noninterest expense:
Salaries and benefits	$2,854
Occupancy and equipment	781
Data processing	1,288
Advertising and promotional expense	2,781
Other operating expense	3,456

Total noninterest expense	$11,160

Total pretax hurricane expense	$186,160

7	HIBERNIA CORPORATION

The charge of $175,000,000 to provision expense was established based on management’s best estimate of the hurricanes’ impact on the loan portfolio using currently available information. Many factors were considered, including liquidity, cash flows and collateral, as well as volatility in historical losses in times of economic stress. Various assumptions were used to estimate a range of loss from a worst case of approximately $225 million to a best case of approximately $100 million and management’s best estimate of $175 million. The range was developed on a number of judgmental assumptions and is subject to change in the future as additional information becomes available. The ability of Hibernia’s borrowers to repay their loans will be impacted by many factors including the speed of recovery, the ability to build an effective levee system to safeguard New Orleans and its surrounding areas in the future, the payment of insurance claims, and the willingness and ability of businesses and consumers to return to the impacted areas. Management will continue to carefully assess and review the exposure of the loan portfolio to hurricane-related factors.

In addition to the previously mentioned direct expenses, results for the three and nine months ended September 30, 2005 were impacted by a reduction in revenue resulting from the waiver of certain fees and service charges to businesses and consumers in hurricane-impacted areas, as well as economic disruption in those markets.

Note 3

Mergers

On March 6, 2005, Hibernia announced it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation (Capital One) pursuant to which Hibernia would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose principal subsidiaries offer consumer lending and deposit products and automobile and other motor vehicle financing products.

Subject to the terms and conditions of the initial merger agreement, each holder of Hibernia common stock would have the right, subject to proration, to elect to receive, for each share of Hibernia common stock, cash or Capital One’s common stock, in either case having a value equal to $15.35 plus the product of 0.2261 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $78.08 on March 4, 2005, the transaction was originally valued at $33.00 per Hibernia share, for a total transaction value of approximately $5.3 billion. The transaction was approved by Hibernia shareholders on August 3, 2005. The Company had received all necessary regulatory approvals and the transaction was scheduled to be completed on September 1, 2005.

On August 29, 2005, hurricane Katrina made landfall and subsequently caused extensive flooding and destruction in many areas in which Hibernia conducts business. The transaction was temporarily postponed, in accordance with the terms of the agreement, until September 7, 2005, to allow Capital One to review the effects of hurricane Katrina. On September 6, 2005, the merger agreement was renegotiated and an amended merger agreement was signed. The renegotiated terms included a reduction in the merger consideration as well as the addition of terms providing that the completion of the merger would not be subject to conditions relating to the effects of hurricane Katrina or other hurricanes or storms.

Under the terms of the amended merger agreement, Hibernia shareholders will have the right, subject to proration, to elect to receive cash or Capital One common stock, in either case having a value per Hibernia share equal to $13.95 plus the product of 0.2055 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on the price of Capital One shares at the close of business on September 6, 2005, of $80.50, the transaction is valued at $30.49 per Hibernia share for a total transaction value of approximately $5.0 billion. The actual value upon consummation of the acquisition will depend on Capital One’s share price at that time. Also under the terms of the amended merger agreement, no

HIBERNIA CORPORATION	8

events or actions arising out of, relating to or resulting from hurricanes Katrina or Rita or any other hurricane or storm will be considered in determining whether a material adverse effect has occurred or is reasonably likely to occur or whether there is or may be any failure of any closing condition. Hibernia stock options vest at change in control and will be converted into options for shares of Capital One’s common stock in connection with the closing, if not exercised before that time. The transaction is subject to Hibernia shareholder approval of the revised terms and the effectiveness of necessary regulatory approvals. The transaction is scheduled to close two business days following the November 14, 2005 special meeting of Hibernia shareholders to vote on the amended merger agreement.

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

Unaudited pro forma consolidated operating results giving effect to the purchase of Coastal as if the transaction had occurred at the beginning of the period presented is included in the table below. These pro forma results combine historical results of Coastal into the Company’s operating results, with certain adjustments made for the estimated impact of purchase accounting adjustments and acquisition funding. In addition, pro forma information does not include the effect of anticipated savings resulting from the merger. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the period presented or of future results.

($ in thousands, except per-share data)	Nine Months Ended September 30, 2004
Interest and noninterest income	$1,062,468
Net income	$219,185
Net income per common share	$1.42
Net income per common share - assuming dilution	$1.39

Included in the 2004 results are $5,710,000 of merger related expenses incurred by the Company. These merger-related expenses include items such as salaries and benefits, occupancy and equipment, data processing, advertising and other expenses associated with the merger and integration of Coastal.

Note 4

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

9	HIBERNIA CORPORATION

The carrying amount of goodwill not subject to amortization at September 30, 2005 and 2004 totaled $337,441,000, net of accumulated amortization of $66,914,000. At September 30, 2005, goodwill is included in the Company’s reportable segments as follows: Consumer - $162,767,000; Small Business - $83,495,000; Commercial - $91,171,000 and Investments and Public Funds - $8,000. The Company performed its annual impairment tests as of September 30, 2005 and 2004, which did not indicate impairment of the Company’s recorded goodwill. Management is not aware of any events or changes in circumstances since the impairment testing that would indicate that goodwill might be impaired.

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

(in thousands)	September 30, 2005			September 30, 2004
Purchase Accounting Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit	$59,748	$38,186	$21,562	$59,748	$34,365	$25,383
Trust	17,059	15,449	1,610	17,059	13,302	3,757
Customer lists	6,260	2,769	3,491	6,224	1,877	4,347

Total	$83,067	$56,404	$26,663	$83,031	$49,544	$33,487

The amortization expense of the purchase accounting intangibles for the three months ended September 30, 2005 and 2004 was $1,621,000 and $1,904,000, respectively and for the nine months ended September 30, 2005 and 2004 was $5,034,000 and $4,616,000, respectively. Estimated future amortization expense is as follows: remainder of 2005 - $1,604,000; 2006 - $4,938,000; 2007 - $3,355,000; 2008 - $3,048,000; 2009 - $2,924,000; 2010 - $2,701,000 and thereafter - $8,093,000. These estimates assume no additions to the current purchase accounting intangibles.

Also included in other intangible assets are capitalized mortgage servicing rights with net carrying amounts of $1,221,000 and $375,000 at September 30, 2005 and 2004, respectively. Amortization expense and the net provision for temporary impairment of mortgage servicing rights are recorded in noninterest income.

The following is a summary of the activity in capitalized mortgage servicing rights net of the valuation reserve for temporary impairment.

HIBERNIA CORPORATION	10

($ in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Mortgage servicing rights at beginning of period	$1,342	$134,390	$1,631	$149,455
Additions	—	(127,722)	—	(118,107)
Amortization expense	(121)	(6,293)	(410)	(22,966)
Other-than-temporary impairment	—	—	—	(8,007)

Mortgage servicing rights at end of period	1,221	375	1,221	375

Valuation reserve for temporary impairment at beginning of period	—	(9,114)	—	(31,121)
Reversal of temporary impairment, net	—	—	—	14,000
Other-than-temporary impairment	—	—	—	8,007
Reversal due to sales	—	9,114	—	9,114

Valuation reserve for temporary impairment at end of period	—	—	—	—

Mortgage servicing rights, net at end of period	$1,221	$375	$1,221	$375

In the third quarter of 2004, the Company sold substantially all of its mortgage servicing portfolio. The Company’s current practice is to sell the servicing rights with mortgage loans sold.

Note 5

Employee Benefit Plans

The Company’s stock option plans provide incentive and nonqualified options to various key employees and non-employee directors. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. From October 1997 through January 2003, options granted to non-employee directors were granted under the 1993 Directors’ Stock Option Plan. Under that plan, options granted to non-employee directors upon inception of service as a director and certain options granted to directors who retire as employees vest six months from the date of grant. Other options granted to directors under that plan and options granted to employees under the Long-Term Incentive Plan in effect prior to April 2003, generally become exercisable in the following increments: 50% two years from the date of grant, an additional 25% three years from the date of grant and the remaining 25% four years from the date of grant. In the first quarter of 2001, an option was granted to a former chief executive officer, prior to his separation from the Company, under an individual stock option plan referred to as the 2001 Nonqualified Stock Option Plan. Shares issued upon the exercise of the option granted under this plan were issued out of treasury in the second quarter of 2005.

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

During 2003, shareholders approved the 2003 Long-Term Incentive Compensation Plan (2003 Plan). The 2003 Plan supersedes and replaces the Company’s Long-Term Incentive Plan and replaces the 1993 Directors’ Stock Option Plan. Existing options granted under these plans remain outstanding under the original terms of the plans. Options granted to employees under the 2003 Plan that vest based on length of service (as opposed to performance measures) generally become exercisable in the same increments as those issued under the Long-Term Incentive Plan, although they may vest earlier in the event of termination as a result of death, disability or retirement or in the event of a change in control of the Company. Options issued to non-employee directors under the 2003 Plan vest immediately. Stock issued to non-employee directors pursuant to the exercise of those options (other than those used to pay the exercise price, if permitted) is subject to a minimum one-year holding period. Options issued under the 2003 Plan generally expire 10 years from the grant date, although they may expire earlier if (i) the holder leaves the employ or service of the Company other than through retirement, death or disability, in which case (except as provided below) vested options expire in 90 days (or at original expiration date, if earlier), or (ii) the holder retires, dies or becomes

11	HIBERNIA CORPORATION

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

The following tables summarize the option activity in the plans during the third quarter of 2005. There are no shares available for grant under the Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2001 Nonqualified Stock Option Plan. All options outstanding at September 30, 2005 are nonqualified.

	Options	Weighted Average Exercise Price
Long-Term Incentive Plan:
Outstanding, June 30, 2005	5,335,832	$16.75
Cancelled	(3,262)	$18.32
Exercised	(853,860)	$15.25

Outstanding, September 30, 2005	4,478,710	$17.04

Exercisable, September 30, 2005	2,616,054	$16.11

1993 Directors’ Stock Option Plan:
Outstanding, June 30, 2005	86,250	$15.62
Exercised	(33,750)	$14.80

Outstanding, September 30, 2005	52,500	$16.15

Exercisable, September 30, 2005	41,250	$15.15

2003 Long-Term Incentive Compensation Plan:
Outstanding, June 30, 2005	5,556,356	$24.96
Cancelled	(13,175)	$25.59
Exercised	(41,000)	$24.21

Outstanding, September 30, 2005	5,502,181	$24.97

Exercisable, September 30, 2005	61,750	$27.72

Available for grant, September 30, 2005	4,086,742

There were no shares of restricted stock awarded under the 2003 Long-Term Incentive Compensation Plan during the third quarter of 2005.

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

HIBERNIA CORPORATION	12

($ in thousands, except per-share data)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Reported net income (loss)	$(58,130)	$76,466	$107,081	$215,837
Deduct: Stock option compensation expense under the fair value method, net of related tax effect	$(2,227)	$(1,823)	$(6,888)	$(5,558)

Pro forma net income (loss)	$(60,357)	$74,643	$100,193	$210,279

Reported net income (loss) per common share	$(0.37)	$0.50	$0.68	$1.40
Pro forma net income (loss) per common share	$(0.38)	$0.48	$0.64	$1.37

Reported net income (loss) per common share - assuming dilution	$(0.37)	$0.49	$0.67	$1.37
Pro forma net income (loss) per common share - assuming dilution	$(0.38)	$0.48	$0.62	$1.34

Note 6

Net Income Per Common Share

The following sets forth the computation of net income per common share and net income per common share—assuming dilution.

($ in thousands, except per-share data)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Numerator:
Net income (loss) - numerator for net income (loss) per common share	$(58,130)	$76,466	$107,081	$215,837
Effect of dilutive securities	—	—	—	—

Numerator for net income (loss) per common share - assuming dilution	$(58,130)	$76,466	$107,081	$215,837

Denominator:
Denominator for net income (loss) per common share (weighted average shares outstanding)	158,616,310	153,907,723	156,427,311	153,862,965
Effect of dilutive securities:
Stock options	—	2,949,982	4,487,160	3,321,275
Restricted stock awards	—	41,535	21,175	41,535

Denominator for net income (loss) per common share - assuming dilution	158,616,310	156,899,240	160,935,646	157,225,775

Net income (loss) per common share	$(0.37)	$0.50	$0.68	$1.40

Net income (loss) per common share - assuming dilution	$(0.37)	$0.49	$0.67	$1.37

Weighted average shares outstanding exclude average common shares held by the Company’s Employee Stock Ownership Plan which have not been committed to be released. These shares totaled 1,068,135 and 1,326,214 for the three months ended September 30, 2005 and 2004, respectively and 1,106,507 and 1,378,558 for the nine months ended September 30, 2005 and 2004.

Options with an exercise price greater than the average market price of the Company’s Class A Common Stock for the periods presented are antidilutive and, therefore, are not included in the computation of net income per

13	HIBERNIA CORPORATION

common share - assuming dilution. During the three months ended September 30, 2005 there were no antidulitive options outstanding. During the three months ended September 30, 2004, there were 2,250 antidilutive options outstanding (which had an exercise price of $26.36 per option share). During the nine months ended September 30, 2005 and 2004 there were 46,750 antidilutive options outstanding (which had exercise prices ranging from $31.55 to $31.64 per option share), and 2,250 antidilutive options outstanding (which had an exercise price of $26.36 per option share), respectively.

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

The Company had contractual amounts of standby letters of credit of $584,492,000 and $646,961,000 at September 30, 2005 and 2004, respectively and customer acceptance liabilities of $228,000 and $2,374,000 at September 30, 2005 and 2004, respectively. At September 30, 2005, standby letters of credit had expiration dates ranging from 2005 to 2010.

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The fair values of the guarantees outstanding at September 30, 2005 and 2004, respectively, that have been issued since January 1, 2003, totaled $5,479,000 and $6,917,000, and are included in other liabilities.

Note 8

Segment Information

The Company’s segment information is presented by lines of business. Each line of business is a strategic unit that provides various products and services to groups of customers with certain common characteristics. The basis of segmentation and the accounting policies used by each segment are consistent with those described in the December 31, 2004 Annual Report to Shareholders and “Segment Results” in Management’s Discussion and Analysis. There are no significant intersegment revenues. The expense impact of hurricanes Katrina and Rita are included in the “other” segment.

HIBERNIA CORPORATION	14

The following table presents selected financial information for each segment.

($ in thousands)	Consumer	Small Business	Commercial	Investments and Public Funds	Other	Segment Total
Nine months ended September 30, 2005
Average loans	$8,800,000	$3,245,500	$3,874,600	$800	$3,600	$15,924,500
Average assets	$11,662,700	$3,257,100	$3,950,700	$4,541,700	$938,600	$24,350,800
Average deposits	$9,342,800	$2,471,500	$1,657,300	$2,879,200	$(55,400)	$16,295,400

Net interest income	$339,644	$147,707	$111,286	$33,061	$(38,455)	$593,243
Noninterest income	$211,795	$35,168	$70,128	$2,074	$8,906	$328,071
Net income	$129,030	$43,031	$63,139	$16,292	$(143,219)	$108,273

Nine months ended September 30, 2004
Average loans	$7,855,700	$2,970,900	$3,392,100	$400	$3,900	$14,223,000
Average assets	$10,401,800	$2,980,600	$3,472,600	$4,066,200	$795,100	$21,716,300
Average deposits	$8,532,600	$2,174,200	$1,555,000	$2,670,700	$31,300	$14,963,800

Net interest income	$317,483	$142,267	$102,797	$21,330	$(26,368)	$557,509
Noninterest income	$193,201	$27,794	$65,226	$(3,638)	$2,927	$285,510
Net income	$125,484	$45,056	$50,921	$4,225	$(11,921)	$213,765

The following is a reconciliation of segment totals to consolidated totals.

($ in thousands)	Average Loans	Average Assets	Average Deposits	Net Interest Income	Noninterest Income	Net Income
Nine months ended September 30, 2005
Segment total	$15,924,500	$24,350,800	$16,295,400	$593,243	$328,071	$108,273
Excess funds invested	—	(2,559,900)	—	—	—	—
Reclassification of cash items in process of collection	—	450,700	450,700	—	—	—
Brokered certificates of deposit	—	—	758,600	—	—	—
Taxable-equivalent adjustment on tax exempt loans	—	—	—	(3,021)	—	—
Income tax expense	—	—	—	—	—	(1,192)

Consolidated total	$15,924,500	$22,241,600	$17,504,700	$590,222	$328,071	$107,081

Nine months ended September 30, 2004
Segment total	$14,223,000	$21,716,300	$14,963,800	$557,509	$285,510	$213,765
Excess funds invested	—	(2,100,500)	—	—	—	—
Reclassification of cash items in process of collection	—	358,400	358,400	—	—	—
Brokered certificates of deposit	—	—	214,300	—	—	—
Taxable-equivalent adjustment on tax exempt loans	—	—	—	(2,707)	—	—
Income tax expense	—	—	—	—	—	2,072

Consolidated total	$14,223,000	$19,974,200	$15,536,500	$554,802	$285,510	$215,837

15	HIBERNIA CORPORATION

Note 9

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

HIBERNIA CORPORATION	16

CONSOLIDATED SUMMARY OF INCOME AND SELECTED FINANCIAL DATA

Hibernia Corporation and Subsidiaries

	Three Months Ended			Nine Months Ended
Unaudited ($ in thousands, except per-share data)	Sept. 30 2005	June 30 2005	Sept. 30 2004	Sept. 30 2005	Sept. 30 2004
Interest income	$302,612	$296,125	$261,558	$882,313	$729,497
Interest expense	111,053	96,110	69,719	292,091	174,695

Net interest income	191,559	200,015	191,839	590,222	554,802
Provision for loan losses	197,000	14,000	12,250	226,700	36,250

Net interest income (loss) after provision for loan losses	(5,441)	186,015	179,589	363,522	518,552

Noninterest income:
Noninterest income	102,844	111,222	103,938	326,407	305,897
Securities gains (losses), net	(58)	527	153	1,664	(20,387)

Noninterest income	102,786	111,749	104,091	328,071	285,510
Noninterest expense	184,984	174,271	166,351	524,281	472,212

Income (loss) before income taxes and minority interest	(87,639)	123,493	117,329	167,312	331,850
Income tax expense (benefit)	(29,632)	44,025	40,823	60,323	115,942
Minority interest, net of income tax expense	123	33	40	(92)	71

Net income (loss)	$(58,130)	$79,435	$76,466	$107,081	$215,837

Per common share information:
Net income (loss)	$(0.37)	$0.51	$0.50	$0.68	$1.40
Net income (loss) - assuming dilution	$(0.37)	$0.50	$0.49	$0.67	$1.37
Cash dividends declared	$0.20	$0.20	$0.20	$0.60	$0.56
Average shares outstanding (000s)	158,616	156,195	153,908	156,427	153,863
Average shares outstanding - assuming dilution (000s)	158,616	160,371	156,899	160,936	157,226
Dividend payout ratio	(54.05)%	39.22%	40.00%	88.24%	40.00%

Selected quarter-end balances (in millions)
Loans	$16,411.1	$15,992.3	$15,502.0
Deposits	$18,477.2	$17,098.2	$16,741.7
Debt	$1,753.4	$1,762.5	$1,925.2
Equity	$2,027.4	$2,106.7	$1,891.5
Total assets	$23,192.5	$22,084.6	$21,353.4

Selected average balances (in millions)
Loans	$16,179.2	$15,910.0	$15,407.4	$15,924.5	$14,223.0
Deposits	$17,604.1	$17,355.9	$16,583.5	$17,504.7	$15,536.5
Debt	$1,752.4	$1,786.4	$1,950.9	$1,799.6	$1,547.0
Equity	$2,127.8	$2,031.1	$1,865.4	$2,043.6	$1,829.4
Total assets	$22,361.2	$22,084.1	$21,269.1	$22,241.6	$19,974.2

Selected ratios

Net interest margin (taxable-equivalent)	3.69%	3.91%	3.90%	3.84%	4.02%
Return on assets	(1.04%)	1.44%	1.44%	0.64%	1.44%
Return on equity	(10.93%)	15.64%	16.40%	6.99%	15.73%
Efficiency ratio	62.53%	55.74%	55.97%	56.93%	54.58%
Average equity/average assets	9.52%	9.20%	8.77%	9.19%	9.16%
Tier 1 risk-based capital ratio	9.77%	10.42%	9.35%
Total risk-based capital ratio	11.60%	12.26%	11.21%
Leverage ratio	7.86%	8.27%	7.46%

17	HIBERNIA CORPORATION

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

THIRD-QUARTER 2005 OVERVIEW

Hibernia Corporation is a financial holding company which, through its bank and nonbank subsidiaries, provides a broad array of financial products and services throughout Louisiana and Texas and portions of Mississippi. At September 30, 2005, the Company has 323 locations in 34 Louisiana parishes and 36 Texas counties and two mortgage loan production and retail brokerage services offices in Southern Mississippi. The principal products and services offered include retail, small business, commercial, international, mortgage and private banking; leasing; investment banking; corporate finance; treasury management; merchant processing; insurance; and trust and investment management. The Bank, through a wholly-owned subsidiary, also acts as a retail broker, providing access to alternative investment products, including stocks, bonds, mutual funds and annuities.

On August 29, 2005, hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including New Orleans and other communities in Louisiana in which Hibernia conducts business. Operations in many of the Company’s markets were disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to the Company’s banking and operation facilities. Prior to landfall, the Company implemented its business continuity action program. Key employees were moved to contingency recovery sites and, the operations of the Company’s critical applications were transferred to back-up facilities. Many of the Company’s business critical systems experienced minimal outages during the transition period. On September 24, 2005, hurricane Rita made landfall near the border of Louisiana and Texas, causing additional damage and disruption to certain areas affected by hurricane Katrina as well as additional areas further west. As of October 31, 2005, 33 locations remained closed. Of those 33 locations, 26 remained closed primarily due to varying degrees of damage from the hurricanes. The Company is assessing the hurricane impacted regions that suffered damage and plans to return to those that are redeveloping.

Costs incurred in third-quarter 2005 relating to the hurricanes totaled approximately $197.7 million. Included in this amount was a charge of $175 million to the provision for loan losses directly related to the hurricanes. This expense was established based on management’s best estimate of the hurricanes’ impact on the loan portfolio using currently available information. Because it is too early to determine with certainty the full extent of the impact, the estimate is judgmental and subject to change in either direction. Management will continue to carefully assess and review the exposure of the loan portfolio to hurricane-related factors. Also included in the $197.7 million were capitalized costs of $11.5 million necessitated by the disruption caused by the hurricanes. These costs include purchases of information-technology equipment and office furniture, as well as other facility costs to accommodate displaced employees. These capitalized costs are not included in third-quarter 2005 operating results. Property damage estimated at $34.3 million was recorded in the third quarter, of which approximately $25.1 million is expected to be covered by insurance proceeds. Additional expenses of approximately $2.0 million that exceeded expected insurance coverage, include employee assistance, marketing, data processing and other miscellaneous expenses. In addition to these costs, third-quarter 2005 results were impacted by a reduction in revenue resulting from the waiver of certain fees and service charges to businesses and consumers in hurricane-impacted areas, as well as economic disruption in those markets. The financial effect of the hurricanes in the operating results for the third quarter of 2005 is addressed in the analysis that follows.

The Company’s pending acquisition by Capital One Financial Corporation (Capital One), in which Hibernia would become a subsidiary of Capital One, was originally scheduled to close September 1, 2005. The transaction was temporarily postponed, in accordance with the terms of the agreement, until September 7, 2005, to allow Capital One to review the effects of hurricane Katrina on Hibernia. On September 6, 2005, the merger agreement was renegotiated and an amended merger agreement was signed. The renegotiated terms included a reduction of the merger

HIBERNIA CORPORATION	18

consideration as well as the addition of terms providing that the completion of the merger would not be subject to conditions relating to the effects of hurricane Katrina or other hurricanes or storms. The transaction is subject to Hibernia shareholder approval of the revised terms and the effectiveness of regulatory approvals and is scheduled to close two business days following the November 14, 2005 special meeting of Hibernia shareholders to vote on the amended merger agreement. See the “Merger Activity” section of this analysis for further discussion of the pending transaction.

Financial results for the third quarter of 2005 include the following:

•	The Company reported a net loss of $58.1 million ($0.37 per common share) for third quarter of 2005, compared to a net income of $76.5 million ($0.50 per common share) for the third quarter of 2004. The net loss per common share—assuming dilution for the third quarter of 2005 was $0.37, compared to earnings of $0.49 a year ago. Net income for the nine months ended September 30, 2005, totaled $107.1 million ($0.68 per common share), down 50% compared to $215.8 million ($1.40 per common share) for the first nine months of 2004. Earnings per share—assuming dilution decreased to $0.67 for the first nine months of 2005, down 51% from $1.37 a year earlier. Results reflect the previously discussed impact of hurricanes Katrina and Rita on Hibernia.

•	Net interest income totaled $191.6 million for the third quarter of 2005, virtually unchanged from the third quarter of 2004. For the first nine months of 2005, net interest income increased $35.4 million (6%) to $590.2 million from $554.8 million a year earlier. The net interest margin was 3.69% for the third quarter of 2005, compared to 3.90% for the third quarter of 2004. The decline in the margin was due in part to a $5.0 million adjustment to the dealer reserves for automobile financing resulting from the estimated impact of early termination of these automobile loans as a result of hurricane damage to the vehicles. The adjustment negatively impacted the third-quarter 2005 margin by 10 basis points.

•	The provision for loan losses for the three months ended September 30, 2005 totaled $197.0 million, up from $12.3 million for the same period in 2004. The provision for loan losses for the nine months ended September 30, 2005 totaled $226.7 million, up from $36.3 million for the same period in 2004. The increased provision includes $175.0 million of provision expense directly related to the hurricanes, based on management’s best estimate using currently available information.

•	Net charge-offs were $21.9 million in the third quarter 2005, up from $12.1 million in the third-quarter 2004. The increase is primarily due to charge-offs related to two borrowers in the commercial portfolio. The increase in net charge-offs also includes $3.8 million of overdraft net charge-offs in third-quarter 2005. Effective first-quarter 2005, overdraft net charge-offs are charged to the reserve for loan losses. For 2004 results, substantially all overdraft net charge-offs are classified in “other operating expense” in noninterest expense. The net charge-off ratio for the third quarter 2005 was 0.54%, compared to 0.31% for the third quarter 2004. Overdraft net charge-offs contributed nine basis points to the third-quarter 2005 net charge-off ratio.

•	Reserve coverage of total loans and reserve coverage of nonperforming loans was 2.45% and 388%, respectively, at September 30, 2005, compared to 1.52% and 366%, at September 30, 2004. The nonperforming asset and nonperforming loan ratios were 0.68% and 0.63%, respectively, at September 30, 2005, compared to 0.49% and 0.41% at the September 30, 2004.

•	Noninterest income for the third quarter of 2005 totaled $102.8 million, down $1.3 million (1%) compared to the third-quarter 2004 level of $104.1 million. Noninterest income for the first nine months of 2005 totaled $328.1 million, up $42.6 million (15%) compared to $285.5 million for the same period in 2004. Noninterest income for 2005 was negatively impacted by the waiving of certain fees and service charges to businesses and consumers in hurricane-impacted areas, as well as economic disruption in those markets.

•	Noninterest expense for third-quarter 2005 was $185.0 million, up $18.6 million (11%) from $166.4 million for the same period in 2004. Noninterest expense for the first nine months of 2005 was $524.3 million, up $52.1 million (11%) from $472.2 million for the same period in 2004. Noninterest expense for 2005 includes $11.2 million of expenses associated with the hurricances, net of $47.9 million of insurance receivables.

19	HIBERNIA CORPORATION

•	Total assets at September 30, 2005 were $23.2 billion, up 9% from $21.4 billion at September 30, 2004.

•	Total loans at September 30, 2005 were $16.4 billion, up $909.1 million (6%) from $15.5 billion a year earlier.

•	Deposits grew to $18.5 billion at September 30, 2005, up $1.7 billion (10%) from $16.7 billion a year earlier.

•	Return on assets and return on common equity ratios were negative 1.04% and 10.93%, respectively, for the quarter ended September 30, 2005, compared to 1.44% and 16.40% for the same period last year. Return on assets and return on common equity ratios for the nine months ended September 30, 2005 were 0.64% and 6.99%, respectively, compared to 1.44% and 15.73% for the same period last year.

•	Capital remained strong with a leverage ratio of 7.86% at September 30, 2005, compared to 7.46% at September 30, 2004.

•	In October 2005, Hibernia’s Board of Directors declared a quarterly cash dividend of $0.20 per common share.

Despite the challenges associated with the impact of the hurricanes, the Texas expansion continued in the third quarter of 2005. Hibernia opened five Texas de novo locations during the third quarter and expects to open six more in the Dallas-Fort Worth and Houston areas before the end of the year. In addition, Hibernia expanded its presence to San Antonio, where it opened a commercial banking office.

Hurricanes Katrina and Rita had and will continue to have a significant impact on the people and communities in which Hibernia does business. The banking community is an essential element of the rebuilding process and Hibernia is committed to partnering with our neighbors and communities to aid in that process.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s management exercises judgment in choosing and applying the most appropriate accounting policies and methodologies in many different areas. These choices are important, not only to ensure compliance with generally accepted accounting principles, but also to reflect the exercise of management’s judgment in determining the most appropriate manner in which to record Hibernia’s financial performance. For Hibernia, these key areas include the accounting for the reserve for loan losses, the valuation of goodwill and the accounting for stock options.

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

HIBERNIA CORPORATION	20

fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. The excess of costs over the fair value of the net assets acquired is recorded as goodwill. Impairment testing of goodwill, which is performed annually or more frequently if certain conditions occur, requires the Company to determine its fair value by reporting unit. Impairment testing is a two-step process that first compares the fair value of a reporting unit with its carrying amount, and second, if necessary, measures impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units are operating segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reporting units are based on lines of business. Assets and liabilities are allocated to reporting units using the Company’s internal management reporting system. Goodwill is allocated directly to these reporting units, when applicable, or based on the allocation of loans to the reporting segments for each region in which the goodwill originated. When quoted market prices are not available for assets and liabilities, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. However, management uses assumptions that it considers to be appropriate in its purchase accounting and impairment testing. The Company did not record impairment of goodwill in 2005 or 2004. Additional information on goodwill and other intangible assets can be found in Note 4 of the “Notes to Consolidated Financial Statements.”

The Company has elected to account for its stock-based compensation plans under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, compensation expense relating to stock options is not reflected in net income provided the exercise price of the stock options granted equals or exceeds the market value of the underlying common stock at the date of grant. The Company’s practice has been to grant options at no less than the fair market value of the stock at the date of grant. If the Company had elected to apply the fair value recognition provisions of SFAS No. 123 for stock options, the net loss would have been increased by $2.2 million ($0.01 per common share) and the net income would have been reduced by $1.8 million ($0.02 per common share) for the quarters ended September 30, 2005 and 2004, respectively. Net income would have been reduced by $6.9 million ($0.04 per common share) and $5.6 million ($0.03 per common share) for the nine month periods ended September 30, 2005 and 2004, respectively. Compensation expense under the fair value method was calculated using the Black-Scholes option valuation model. Beginning in the first quarter of 2005, the Company changed its assumption for stock price volatility from historical-based volatility to a weighted average of historical-based and implied volatility based upon guidance provided by Staff Accounting Bulletin No. 107 issued in March 2005.

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

21	HIBERNIA CORPORATION

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to these policies.

MERGER ACTIVITY

On March 6, 2005, Hibernia announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation pursuant to which Hibernia would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose principal subsidiaries offer consumer lending and deposit products, automobile financing and other motor vehicle financing products. Subject to the terms and conditions of the initial merger agreement, each holder of Hibernia common stock would have the right, subject to proration, to elect to receive, for each share of Hibernia common stock, cash or Capital One’s common stock, in either case having a value equal to $15.35 plus the product of 0.2261 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $78.08 on March 4, 2005, the transaction was originally valued at $33.00 per Hibernia share, for a total transaction value of approximately $5.3 billion. The transaction was approved by Hibernia shareholders on August 3, 2005. The Company had received all necessary regulatory approvals and the transaction was scheduled to be completed on September 1, 2005. On August 29, 2005, hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including New Orleans and other communities in Louisiana in which Hibernia conducts business. The transaction was temporarily postponed, in accordance with the terms of the agreement, until September 7, 2005, to allow Capital One to review the effects of hurricane Katrina. On September 6, 2005, the merger agreement was renegotiated and an amended merger agreement was signed. The renegotiated terms included a reduction in the merger consideration as well as the addition of terms providing that the completion of the merger would not be subject to conditions relating to the effects of hurricane Katrina or other hurricanes or storms.

Under the terms of the amended merger agreement, Hibernia shareholders will have the right, subject to proration, to elect to receive cash or Capital One common stock, in either case having a value per Hibernia share equal to $13.95 plus the product of 0.2055 times the average closing sales price of Capital One’s common stock for the last five trading days immediately preceding the merger date. Based on the price of Capital One shares at the close of business on September 6, 2005, of $80.50, the transaction is valued at $30.49 per Hibernia share for a total transaction value of approximately $5.0 billion. The actual value upon consummation of the acquisition will depend on Capital One’s share price at that time. Also under the terms of the amended merger agreement, no events or actions arising out of, relating to or resulting from hurricanes Katrina or Rita or any other hurricane or storm will be considered in determining whether a material adverse effect has occurred or is reasonably likely to occur or whether there is or may be any failure of any closing condition. Hibernia stock options vest at change in control and will be converted into options for shares of Capital One’s common stock in connection with the closing, if not exercised before that time. The transaction is subject to Hibernia shareholder approval of the revised terms (scheduled for vote at a special meeting on November 14, 2005) and the effectiveness of all necessary regulatory approvals.

On April 22, 2005, a putative class action complaint was filed on behalf of the shareholders of Hibernia in the Civil District Court for the Parish of Orleans, State of Louisiana against Hibernia and each of the members of Hibernia’s Board of Directors in connection with the proposed merger. In June, Hibernia, Capital One and the putative class representative signed a memorandum of understanding with respect to a settlement of the lawsuit. The memorandum of understanding provided that the parties would enter into a settlement pursuant to which Capital One would waive the right to receive $20 million of the $220 million termination fee payable by Hibernia under certain circumstances, Hibernia and Capital One would agree to make certain additional disclosures in the proxy statement/prospectus that was filed with the SEC in connection with the merger transaction that were not in the preliminary version of that document, the plaintiff agreed on behalf of the class to dismiss with prejudice and release all of the claims brought in the lawsuit (and any claims that could have been brought in the lawsuit) and Hibernia agreed to pay certain legal expenses of the plaintiffs. The agreement is subject to final approval by the court, a hearing with respect to which was originally scheduled for late November 2005 and, following hurricane Katrina, has been rescheduled for January 17, 2006.

HIBERNIA CORPORATION	22

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

FINANCIAL CONDITION:

EARNING ASSETS

Interest income from earning assets (primarily loans and securities) is the Company’s main source of income. Average earning assets totaled $20.8 billion in the third-quarter 2005, up $1.0 billion (5%) from $19.8 billion for the third-quarter 2004. Year-to-date average earning assets at September 30, 2005, totaled $20.7 billion, up 11% compared to the same period last year. These increases are discussed below.

Loans. Average loans for the third quarter of 2005 of $16.2 billion were up $771.8 million (5%) compared to the third quarter of 2004. For the first nine months of 2005 compared to the same period in 2004, average loans were up $1.7 billion (12%) to $15.9 billion. The growth in the loan portfolio was due in part to the impact of the merger with Coastal, which was consummated on May 13, 2004. Coastal loans outstanding as of the merger date were approximately $2.0 billion.

Table 1 details Hibernia’s commercial and small business loans classified by repayment source and consumer loans classified by type at September 30, 2005, June 30, 2005 and September 30, 2004. Total loans at September 30, 2005 increased $418.8 million (3%) compared to June 30, 2005 and $909.1 million (6%) compared to September 30, 2004.

Consumer loans increased $190.9 million (2%) and $589.0 million (7%) compared to June 30, 2005 and September 30, 2004, respectively. The increase from the previous quarter is due to growth in most portfolios, led by indirect auto loans of $142.2 million (5%). The increase from the same period a year ago is also due to growth in most portfolios, led by indirect auto loans of $289.3 million (12%) and real estate secured revolving credit loans of $148.2 million (18%).

Small business loans increased $116.6 million (3%) compared to June 30, 2005 and $104.2 million (3%) compared to September 30, 2004. The increase from the previous quarter is primarily due to growth in real estate loans of $52.4 million (6%) and services industry loans of $28.1 million (4%). The increase compared to September 30, 2004 was reduced by the reclassification of approximately $300 million of larger small business loans to the commercial portfolio in the fourth quarter of 2004.

Commercial loans increased $111.3 million (3%) compared to June 30, 2005 and increased $215.9 million (6%) compared to September 30, 2004. The increase compared to the second quarter of 2005 was due to growth in commercial and industrial loans of $71.2 million (6%), services industry loans of $32.1 million (4%) and transportation, communications and utilities loans of $24.8 million (16%). The increase compared to the prior year was primarily due to growth in commercial and industrial loans of $115.7 million (10%), the services industry of $78.9 million (11%), transportation, communications and utilities of $47.1 million (36%) and real estate of $46.4 million (5%). In addition, the commercial portfolio reflected the reclassification of approximately $300 million of larger small business loans in the fourth quarter of 2004.

Loans to consumers and businesses considered impacted by the hurricanes accounted for approximately 40% of total loans at September 30, 2005. Total loan outstandings were impacted by the hurricanes due to various factors, including

23	HIBERNIA CORPORATION

the payments and mail systems, which were significantly disrupted and, as a result, payments were lost, delayed or not made because of the displacement of businesses and individuals. The Company also implemented a plan to defer loan payments for consumer loans and selected small business and commercial loans to borrowers in hurricane impacted areas. In addition, loan originations were adversely impacted by the interruption of normal business activities.

There is uncertainty with respect to the impact of the hurricanes on loan outstandings, however, management expects that the loan portfolio will continue to grow, driven in part by the credit needs of businesses and individuals in the areas impacted by the hurricanes as they rebuild their homes and businesses. In addition, the loan portfolio is expected to benefit from the recovery activities in its market.

TABLE 1 - COMPOSITION OF LOAN PORTFOLIO

	September 30, 2005		June 30, 2005		September 30, 2004
($ in millions)	Loans	Percent	Loans	Percent	Loans	Percent
Commercial:
Commercial and industrial	$1,276.6	7.8%	$1,205.4	7.5%	$1,160.9	7.5%
Real estate	940.2	5.7	959.2	6.0	893.8	5.8
Services industry	772.3	4.7	740.2	4.6	693.4	4.5
Health care	183.0	1.1	184.2	1.1	209.1	1.3
Transportation, communications and utilities	178.8	1.1	154.0	1.0	131.7	0.9
Energy	365.9	2.2	376.9	2.4	405.0	2.6
Other	154.9	1.0	140.5	0.9	161.9	1.0

Total commercial	3,871.7	23.6	3,760.4	23.5	3,655.8	23.6

Small Business:
Commercial and industrial	934.7	5.7	934.5	5.8	889.1	5.7
Real estate	910.7	5.5	858.3	5.4	1,024.6	6.6
Services industry	810.9	4.9	782.8	4.9	742.6	4.8
Health care	290.1	1.8	280.4	1.8	221.4	1.4
Transportation, communications and utilities	109.6	0.7	107.9	0.7	121.6	0.8
Energy	54.8	0.3	53.0	0.3	47.9	0.3
Other	421.9	2.6	399.2	2.5	381.3	2.5

Total small business	3,532.7	21.5	3,416.1	21.4	3,428.5	22.1

Consumer:
Residential mortgages:
First mortgages	4,189.4	25.5	4,236.4	26.4	4,161.2	26.9
Junior liens	375.3	2.3	369.7	2.3	359.8	2.3
Real estate secured revolving credit	954.7	5.8	926.8	5.8	806.5	5.2
Indirect	2,743.1	16.7	2,600.9	16.3	2,453.8	15.8
Revolving credit:
Secured	10.7	0.1	11.4	0.1	12.6	0.1
Unsecured	143.8	0.9	132.4	0.8	115.0	0.7
Other:
Secured	270.3	1.7	256.2	1.6	279.0	1.8
Unsecured	319.4	1.9	282.0	1.8	229.8	1.5

Total consumer	9,006.7	54.9	8,815.8	55.1	8,417.7	54.3

Total loans	$16,411.1	100.0%	$15,992.3	100.0%	$15,502.0	100.0%

Securities Available for Sale. Average securities available for sale, adjusted for trade-date transactions, increased $119.3 million (3%) compared to the third quarter of 2004, and were up $346.5 million (9%) for the first nine months of 2005 compared to the same period in 2004. The increase for the first nine months of 2004 was partially due to the Coastal merger that added approximately $505.0 million in securities available for sale at the merger date.

Securities available for sale primarily consist of mortgage-backed and U.S. government agency securities. Most securities held by the Company qualify as securities for customer repurchase agreements and collateral for public fund or

HIBERNIA CORPORATION	24

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

Securities Held to Maturity. Hibernia’s held to maturity securities are comprised of U.S. government agency mortgage-backed securities. Average securities held to maturity in the third quarter of 2005 totaled $23.8 million, down $19.7 million (45%) from the third quarter of 2004. Year-to-date average securities held to maturity for the first nine months of 2004 were down $20.4 million (41%) to $29.9 million. These decreases are due to both contractually due payments and prepayments on mortgage-backed securities.

Short-Term Investments. Short-term investments consist primarily of federal funds sold and securities purchased under agreements to resell (reverse repurchase agreements). Average short-term investments for the three months ended September 30, 2005 totaled $286.5 million, up $175.4 million (158%) compared to $111.1 million in the third quarter of 2004. For the first nine months of 2005 compared to the same period in 2004, average short-term investments increased $140.1 million (81%) to $312.7 million. Fluctuations in federal funds sold stem from differences in timing of growth and funding sources (deposits, proceeds from maturing and sold securities, and debt) and growth in the loan and securities portfolios.

Mortgage Loans Held For Sale. Mortgage loans held for sale are loans that have been originated and are pending securitization or sale in the secondary market. Generally, Hibernia retains adjustable-rate mortgage loans and sells fixed-rate mortgage loans. Since mortgage warehouse loans are generally held in inventory for a short period of time (30 to 60 days), there may be significant differences between average and period-end balances. Average mortgage loans held for sale for the third quarter of 2005 totaled $97.4 million, an increase of $5.3 million (6%) compared to the third quarter of 2004, and totaled $82.8 million for the nine months ended September 30, 2005, a decline of $52.2 million (39%) compared to the same period in 2004. The decrease from the first nine months of 2004 was driven by the Company’s exit of correspondent lending during 2004.

Hibernia’s pipeline at the end of the third quarter of 2005 was $293.6 million, down from $319.5 million at the end of the second quarter of 2005. Approximately 67% of the pipeline mortgage loans at September 30, 2005 are fixed-rate, which generally will be held for sale when funded.

ASSET QUALITY

Several key measures are used to evaluate and monitor the Company’s asset quality. These measures include the level of loan delinquencies, nonaccrual loans, restructured loans, charge-offs, foreclosed assets and excess bank-owned property, in addition to their related ratios.

The loan portfolio and asset quality measures for the Company were significantly impacted by hurricanes Katrina and Rita. The intensity and extent of the damage from the hurricanes resulted in evacuations of most of Southern Louisiana, Southeast Texas and portions of Mississippi. The devastation in the New Orleans area from hurricane Katrina was so significant that the evacuation of the area was prolonged, with large portions of the parishes of Orleans and St. Bernard remaining flooded for several weeks after the hurricane. The disruption to businesses and individuals – while significant across the areas impacted by the hurricanes – was devastating to New Orleans and its surrounding areas. Many areas remain uninhabitable and those areas where the population has returned are still suffering from considerable disruptions. A significant portion of the population remains displaced and many businesses are still unable to operate. The payments systems, including the mail, were initially not operating for many weeks and are still subject to significant delays in many areas. Payments were lost, delayed or not made because of the displacement of businesses and individuals.

25	HIBERNIA CORPORATION

As a result, asset quality measures were impacted by the hurricanes resulting in higher delinquencies and nonaccrual loan balances. A provision was made to the allowance for loan losses in recognition of the estimated impact of the hurricanes on the ability of borrowers to repay their loans. The magnitude of the efforts to recover from the hurricanes is unprecedented and is expected to take many years. There is also significant uncertainty with respect to the eventual recovery of certain highly impacted areas which suffered severe damage. Asset quality measures are expected to reflect the impact of the hurricanes for the foreseeable future with increases in net charge-offs, and high levels of delinquent and nonaccrual loans. While management has increased the allowance for loan losses to the level which it considers appropriate to absorb losses inherent in the portfolio, this estimate is highly judgmental and not precise. While a reserve of $175 million was recorded as the expected impact of the hurricanes, management’s estimate ranged from approximately $100 million to $225 million. The expected impact is based on the information which is currently available, and is subject to change in the future as circumstances evolve.

In response to the magnitude of the disaster and the effects on its customers, the Company implemented a plan to defer loan payments for consumer loans and selected small business and commercial loans to borrowers in the impacted areas. Loans outstanding to these borrowers aggregated approximately $5 billion. Under this plan, payments are deferred resulting in the extension of the underlying loan term in most cases. The past due status of any delinquent loans was effectively frozen as of the date of each of the hurricanes such that no further payment aging would occur. As a result, for example, generally a loan which was 30 days past due as of the date of the hurricane would remain at that aging status until January 2006 at which point in time the past due aging process would recommence. If no payment is made in January, the loan would be considered 60 days past due at the end of that month. This deferral also had the impact of reducing charge-offs and transfers to nonperforming status.

Table 2 shows loan delinquencies and delinquencies as a percentage of their related portfolio segment and in total for each of the last five quarters. Delinquent loans presented in Table 2 are still in accrual status and are not included in total nonperforming loans in Table 3. Total delinquencies increased $229.8 million (351%) from September 30, 2004 and increased $234.8 million (389%) from June 30, 2005. Loans past due 90 days or more in the held portfolio, primarily consumer loans, totaled $11.9 million at September 30, 2005, compared to $8.7 million at September 30, 2004 and $8.5 million at June 30, 2005. Delinquencies were significantly impacted by the hurricanes, as lost or delayed payments were not processed. Further, the collections department was not fully functional for a short period of time during the two hurricanes.

TABLE 2 - LOAN DELINQUENCIES

($ in millions)	Sept. 30 2005	June 30 2005	Mar. 31 2005	Dec. 31 2004	Sept. 30 2004
Days past due and still accruing:
30 to 89 days	$283.3	$51.9	$50.3	$60.3	$56.7
90 days or more	11.9	8.5	8.3	9.6	8.7

Total delinquencies	$295.2	$60.4	$58.6	$69.9	$65.4

Total delinquencies as a percentage of loans:
Commercial	1.31%	0.01%	0.01%	0.02%	0.04%
Small business	1.85%	0.17%	0.27%	0.46%	0.24%
Consumer:
Residential mortgage	0.85%	0.44%	0.42%	0.44%	0.42%
Indirect	4.12%	0.90%	0.80%	0.96%	1.02%
Other consumer	2.58%	0.96%	1.04%	1.15%	1.37%
Total consumer	1.99%	0.61%	0.58%	0.64%	0.67%
Total loans	1.80%	0.38%	0.37%	0.44%	0.42%

Total delinquencies as a percentage of loans at September 30, 2005 were 1.80%, up from 0.42% a year ago and from 0.38% at June 30, 2005. Commercial delinquencies increased $49.4 million from a year ago and $50.4 million compared to June 30, 2005. Small business delinquencies increased $57.4 million compared to a year ago, and $59.5 million compared to June 30, 2005. Consumer delinquencies increased $123.0 million from a year ago and $124.9 million from June 30, 2005.

HIBERNIA CORPORATION	26

Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below-market rates or other concessions due to the deteriorated financial condition of the borrower). Nonperforming loans totaled $103.6 million at September 30, 2005, up from $64.3 million at September 30, 2004, and $79.8 million at June 30, 2005. Commercial nonperforming loans increased $42.7 million at September 30, 2005 compared to September 30, 2004 and $21.0 million compared to the previous quarter-end. The increases were due primarily to the transfer of several large credits to nonaccrual status that were impacted by the hurricanes. Small business nonperforming loans decreased $3.3 million from September 30, 2004 and increased $1.4 million compared to the previous quarter-end. Real estate secured consumer nonperforming loans decreased $0.4 million compared to September 30, 2004, and increased $1.5 million from June 30, 2005.

Foreclosed assets (assets to which title has been assumed in satisfaction of debt) totaled $7.3 million at September 30, 2005, down $3.9 million from a year earlier and $2.1 million from June 30, 2005. The decrease from a year ago was primarily due to the sale of a $4.6 million energy asset for a gain in the first quarter of 2005, partially offset by additions to foreclosed assets. Excess bank-owned property at September 30, 2005 was $1.0 million, down $0.8 from June 30, 2005, but up $0.7 million from September 30, 2004.

Nonperforming assets as a percentage of total loans plus foreclosed assets and excess bank-owned property (nonperforming asset ratio) is one measure of asset quality. At September 30, 2005, the Company’s nonperforming asset ratio was 0.68%, up from 0.49% at September 30, 2004 and 0.57% at June 30, 2005 primarily due to the impact of the hurricanes.

The composition of nonperforming loans, foreclosed assets and excess bank-owned property as well as certain asset quality ratios for the last five quarters are set forth in Table 3.

TABLE 3 - NONPERFORMING ASSETS

($ in thousands)	Sept. 30 2005	June 30 2005	March 31 2005	Dec. 31 2004	Sept. 30 2004
Nonaccrual loans:
Commercial	$64,218	$43,264	$24,218	$27,973	$21,527
Small business	23,123	21,761	23,071	19,381	26,402
Consumer
Residential mortgage	15,731	14,205	14,320	17,190	16,094
Other consumer	481	562	584	542	305

Total nonperforming loans	103,553	79,792	62,193	65,086	64,328

Foreclosed assets	7,276	9,373	8,901	11,685	11,143
Excess bank-owned property	984	1,751	1,878	986	264

Total nonperforming assets	$111,813	$90,916	$72,972	$77,757	$75,735

Reserve for loan losses	$402,251	$227,138	$228,731	$227,574	$235,233
Nonperforming loan ratio:
Commercial	1.66%	1.15%	0.62%	0.70%	0.59%
Small business	0.65%	0.64%	0.71%	0.60%	0.77%
Consumer
Residential mortgage	0.29%	0.26%	0.26%	0.32%	0.30%
Other consumer	0.01%	0.02%	0.02%	0.02%	0.01%
Total consumer loans	0.18%	0.17%	0.17%	0.21%	0.19%
Total loans	0.63%	0.50%	0.39%	0.41%	0.41%
Nonperforming asset ratio	0.68%	0.57%	0.46%	0.49%	0.49%
Reserve for loan losses as a percentage of nonperforming loans	388.45%	284.66%	367.78%	349.65%	365.68%

27	HIBERNIA CORPORATION

At September 30, 2005, the recorded investment in loans considered impaired under SFAS No. 114 was $87.3 million. The related portion of the reserve for loan losses was $13.8 million. The comparable amounts at September 30, 2004 were $47.9 million and $4.9 million, respectively. These loans are included in nonaccrual loans in Table 3.

Table 4 presents a summary of changes in nonperforming loans for the last five quarters. Loans totaling $41.3 million were added to nonperforming loans during the third quarter of 2005, up from $27.9 million in the prior quarter. These inflows were led by additions of $31.0 million in the commercial portfolio primarily as a result of the hurricanes and $6.4 million in the small business portfolio. The inflows were offset by $17.6 million in charge-offs, payments, transfers to foreclosed assets and returns to performing status. To the extent nonaccrual loans that have been charged-off are recovered in subsequent periods, the recoveries would be reflected in the reserve for loan losses in Table 5 and not as a component of nonperforming loan activity.

TABLE 4 - SUMMARY OF NONPERFORMING LOAN ACTIVITY

	2005			2004
($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonperforming loans at beginning of period	$79,792	$62,193	$65,086	$64,328	$64,761
Additions	41,324	27,923	20,111	22,752	13,505
Gross charge-offs	(8,308)	(2,786)	(3,346)	(3,046)	(1,940)
Transfers to foreclosed assets	(1,519)	(1,805)	(3,310)	(1,747)	(1,388)
Returns to performing status	(509)	(501)	(1,251)	(3,867)	(138)
Payments	(7,227)	(4,443)	(9,741)	(13,012)	(10,122)
Sales	—	(789)	(5,356)	(322)	(350)

Nonperforming loans at end of period	$103,553	$79,792	$62,193	$65,086	$64,328

In addition to the nonperforming loans discussed above, other commercial and small business loans that are subject to potential future classification as nonperforming or past due 90 days or more and still accruing totaled $114 million at September 30, 2005.

RESERVE AND PROVISION FOR LOAN LOSSES

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management’s assessment of the risk of loss in the loan portfolio in light of current risk management strategies, economic conditions and market trends. The Company recorded a $197.0 million provision for loan losses in the third quarter of 2005 compared to $12.3 million in the third quarter of 2004, and $14.0 million in the prior quarter. The increase in provision compared to prior periods is due primarily to the $175 million charge directly related to the hurricanes. The increase in the provision for loan losses compared to the same quarter last year also includes the impact of reclassifying overdraft net charge-offs, totaling $3.8 million in the third quarter of 2005, to the reserve for loan losses. Effective first quarter 2005, overdraft net charge-offs are charged to the reserve for loan losses. In previous financial statements, substantially all overdraft net charge-offs were classified as “other operating expense” in noninterest expense. Prior periods were not restated. The first and second quarters of 2005 included $1.4 million and $1.9 million, respectively of overdraft net charge-offs.

As a result of the hurricanes, management conducted a review of the loan portfolio to assess the impact on the adequacy of the reserve for loan losses. Management’s ability to conduct this review was impacted by many factors including the significant lack of information with respect to both businesses and individuals. Many borrowers could not be contacted or did not have reliable information on the impact to their cash flows and the collateral underlying many of the loans in the portfolio. Further, management did not have access to certain key data, such as certain collateral files. As a result, management’s estimate of the impact of the hurricanes was highly judgmental and based

HIBERNIA CORPORATION	28

on a review of the information available at that time and forecasts of the potential longer term economic impact of the hurricanes. The extensive and intensive nature of the impact was such that no historical benchmarks, either internal such as historical loss ratios or external such as data from other disasters, were considered comparable. Many factors were considered, including liquidity, cash flows and collateral, as well as volatility in historical losses in times of economic stress. Various assumptions were used to estimate a range of loss from a worst case of approximately $225 million to a best case of approximately $100 million and management’s best estimate of $175 million. As previously discussed, the range was developed on a number of judgmental assumptions and is subject to change in the future as additional information becomes available. The ability of Hibernia’s borrowers to repay their loans will be impacted by many factors including the speed of recovery, the ability to build an effective levee system to safeguard New Orleans and its surrounding areas in the future, the payment of insurance claims, and the willingness and ability of businesses and consumers to return to the impacted areas.

Total net charge-offs were $21.9 million in the third quarter of 2005 compared to $12.1 million in the third quarter of 2004 and $15.6 million in the prior quarter. The increase compared to the same quarter in the prior year was driven by the commercial portfolio but also includes the previously discussed $3.8 million in overdraft net charge-offs in the third quarter of 2005, the majority of which were in the consumer portfolio. As a percentage of average loans, annualized net charge-offs were 0.54% in the third quarter of 2005, compared to 0.31% in the third quarter of 2004, and 0.39% in the prior quarter. Overdraft net charge-offs contributed nine basis points to the total net charge-off ratio and 14 basis points to the consumer net charge-off ratio in the third quarter of 2005.

Commercial net charge-offs were $6.1 million in the third quarter of 2005, compared to $2.5 million in the prior quarter and a net recovery of $0.5 million in the same period of 2004. Net charge-offs of $3.9 million in the small business portfolio for the third quarter of 2005 compared to $3.5 million in the third quarter of 2004 and $3.2 million in the second quarter of 2005. Consumer net charge-offs of $11.9 million in the third quarter of 2005 increased from $9.1 million in the third quarter of 2004 and from $9.8 million in the prior quarter. The increase compared to the same quarter in the prior year in consumer net charge-offs was due to an increase in the other consumer portfolio resulting from $3.2 million in overdraft net charge-offs.

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

The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves and an unallocated reserve. The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on impaired loans are based on discounted cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs, considering factors which include risk rating, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. These general reserves are then adjusted for other factors which could impact expected losses including the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. For example, in the third quarter of 2005, the general reserves were significantly increased as a result of the addition to the reserves as a result of the hurricanes. In addition, management considers trends in delinquencies and nonaccrual loans, industry concentration, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size, the degree of seasoning in the various loan products and loans recently acquired through mergers. Changes in underwriting standards, credit administration and collection, regulation and other factors which impact the credit quality and collections of the loan portfolio are also considered as well as the results of reviews performed by internal and external examiners. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and possible over- or under-allocations of specific reserves.

29	HIBERNIA CORPORATION

Table 5 presents an analysis of the activity in the reserve for loan losses for the last five quarters.

TABLE 5 - LOAN LOSS RESERVE ACTIVITY

	2005			2004
($ in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance at beginning of period	$227,138	$228,731	$227,574	$235,233	$235,077
Loans charged off:
Commercial	(6,126)	(2,595)	(1,742)	(1,193)	(1)
Small business	(5,040)	(4,564)	(4,130)	(4,253)	(4,317)
Consumer:
Real estate secured	(1,018)	(1,067)	(1,116)	(1,260)	(1,140)
Indirect	(5,797)	(5,756)	(6,724)	(7,019)	(7,086)
Other consumer	(6,876)	(6,440)	(5,932)	(3,061)	(2,658)
Recoveries:
Commercial	10	56	306	34	547
Small business	1,131	1,339	1,321	1,421	770
Consumer:
Real estate secured	257	261	306	179	205
Indirect	569	987	1,051	946	1,046
Other consumer	1,003	2,186	2,117	547	540

Net loans charged off	(21,887)	(15,593)	(14,543)	(13,659)	(12,094)
Provision for loan losses	197,000	14,000	15,700	12,000	12,250
Transfer to a reserve for lending related commitments	—	—	—	(6,000)	—

Balance at end of period	$402,251	$227,138	$228,731	$227,574	$235,233

Reserve for loan losses as a percentage of loans	2.45%	1.42%	1.45%	1.45%	1.52%
Annualized net charge-offs as a percentage of average loans:
Commercial	0.65%	0.26%	0.15%	0.13%	(0.06)%
Small business	0.45%	0.38%	0.35%	0.33%	0.41%
Consumer:
Real estate secured	0.06%	0.06%	0.06%	0.08%	0.07%
Indirect	0.78%	0.75%	0.93%	1.00%	1.00%
Other consumer	3.27%	2.55%	2.36%	1.54%	1.32%
Total consumer	0.53%	0.45%	0.48%	0.46%	0.44%
Total loans	0.54%	0.39%	0.37%	0.35%	0.31%

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

HIBERNIA CORPORATION	30

The reserve coverage of annualized quarterly net charge-offs was 459% at September 30, 2005, up from 364% at June 30, 2005 but down from 486% at September 30, 2004. The reserve for loan losses is established to provide for losses which are inherent in the portfolio. Therefore, a comparison of historical charge-offs to the reserve, which is a backward-looking measure, is not necessarily an appropriate measure of reserve adequacy, especially in periods where net charge-off ratios are expected to significantly increase or decrease and where there is a lag between the timing of charge-offs and recoveries. This is particularly true in the current quarter where charge-offs are expected to increase significantly as a result of the hurricanes.

The September 30, 2005 reserve of $402.3 million provided 388% coverage of nonperforming loans, which is an increase from $235.2 million with 366% coverage at September 30, 2004 and $227.1 million with 285% coverage at June 30, 2005. As a percentage of total loans, the reserve for loan losses was 2.45% at September 30, 2005, up from 1.52% at September 30, 2004 and 1.42% at June 30, 2005.

The allocation of the reserve for loan losses at September 30, 2005 is presented in Table 6.

TABLE 6 - ALLOCATION OF THE RESERVE FOR LOAN LOSSES

September 30, 2005 ($ in millions)	Reserve for Loan Losses	% of Total Reserve
Commercial real estate loans	$16.8	4.2%
Other commercial loans	67.4	16.7
Small business loans	141.2	35.1
Residential mortgage loans	39.7	9.9
Indirect loans	82.8	20.6
Other consumer loans	43.0	10.7
Unallocated reserve	11.4	2.8

Total	$402.3	100.0%

Refinements are continuously made to the existing methodology as evolving risk trends are identified. Allocations to the various portfolios increased significantly from the prior year as a result of previously discussed increase to the reserves as a result of the hurricanes and also the changes made in the fourth quarter of 2004 to the method used to establish general and unallocated reserves. In addition, allocations were impacted by the transfer of approximately $300 million of loans from the small business portfolio to the commercial portfolio since the third quarter of 2004. On a comparable basis, the allocations to the commercial and small business loan portfolios increased as a percentage of the total reserve while the allocation to the consumer portfolio decreased. This change in allocation was due to the relatively higher losses which are expected to occur in the commercial and small business portfolios. While consumer losses are expected to increase, the relative increase is expected to be below that of the other two portfolios due to the secured nature of a significant portion of the consumer portfolio. The allocations as a percentage of each of the portfolios also increased compared to the same quarter a year ago as a result of the previously discussed increase to the reserves. The unallocated reserve decreased modestly compared to the previous quarter and was virtually unchanged from the same quarter a year ago reflecting the continued improving economic conditions excluding the impact of the hurricanes. These allocations are driven in large part by the loan loss methodology which weighs recent history more heavily as well as judgmental factors considered in allocating general reserves. As a result, the allocated portion of the reserve generally increases in periods when charge-offs are relatively high. Management considers both the allocated and unallocated reserve levels when assessing reserve adequacy.

There is significant uncertainty with respect to the extent and timing of the recovery of the area impacted by the hurricanes, and as a result, the reserve may increase or decrease in the future as a percentage of the loan portfolio. However, management believes the present level of the reserve for loan losses is adequate to absorb probable loan losses inherent in the portfolio considering the level and mix of the loan portfolio, the level of delinquent and nonperforming loans, the Company’s risk management strategies and current expectations with respect to economic conditions and market trends. Current forecasts for the overall U.S. economy predict continued modestly improving economic conditions. The Company will continue to evaluate the impact of the hurricane recovery efforts, economic trends and their impact on credit quality and provide for losses accordingly.

31	HIBERNIA CORPORATION

FUNDING SOURCES:

DEPOSITS

Average deposits totaled $17.6 billion in the third quarter of 2005, a $1.0 billion (6%) increase from $16.6 billion in the third quarter of 2004. For the first nine months of 2005 compared to the same period in 2004, average deposits increased $2.0 million (13%) to $17.5 billion. Coastal added $1.7 billion in deposits at the May 13, 2004 merger date. Table 7 presents the composition of average deposits for the periods presented.

TABLE 7 - DEPOSIT COMPOSITION

	Third Quarter 2005		Second Quarter 2005		Third Quarter 2004
($ in millions)	Average Balances	% of Deposits	Average Balances	% of Deposits	Average Balances	% of Deposits
Noninterest-bearing	$3,301.1	18.8%	$3,184.8	18.4%	$3,257.9	19.6%
NOW accounts	448.1	2.5	465.1	2.7	409.0	2.5
Money market deposit accounts	4,576.0	26.0	4,749.3	27.4	4,509.1	27.2
Savings accounts	2,649.7	15.1	2,577.0	14.8	2,571.3	15.5
Other consumer time deposits	3,596.2	20.4	3,351.3	19.3	3,193.0	19.3

Total core deposits	14,571.1	82.8	14,327.5	82.6	13,940.3	84.1

Public fund certificates of deposit of $100,000 or more	925.2	5.2	993.0	5.7	757.8	4.6
Certificates of deposit of $100,000 or more	1,210.7	6.9	1,217.7	7.0	1,230.5	7.4
Foreign time deposits	897.1	5.1	817.7	4.7	654.9	3.9

Total deposits	$17,604.1	100.0%	$17,355.9	100.0%	$16,583.5	100.0%

Average core deposits totaled $14.6 billion in the third quarter of 2005, a $630.8 million (5%) increase from the third quarter of 2004 and a $243.6 million (2%) increase from the second quarter of 2005. Average consumer time deposits increased $403.2 million, average savings accounts increased $78.4 million and average noninterest-bearing deposit account balances increased $43.2 million in the third quarter of 2005 compared to the third quarter of 2004. Average money market deposits increased $66.9 million, while average NOW accounts were up $39.1 million in the third quarter of 2005 compared to the third quarter of 2004. Excluding the effect of the Reserve Money Manager Sweep, average NOW account balances were up $280.0 million and average money market deposit accounts were down $174.0 million. The increase in average core deposits compared to the third quarter of 2004 and the second quarter of 2005 was due in part to an increase in retail brokered certificates of deposit, a wholesale funding source. Retail brokered certificates of deposit averaged $886.0 million in the third quarter of 2005 up from $693.3 million in the second quarter of 2005 and $458.6 million in the third quarter of 2004. Core deposits were also positively impacted by the Texas expansion as well as the continued marketing and success of Hibernia’s Completely Free CheckingSM program, discussed below. In addition, a portion of the increase in noninterest-bearing accounts resulted from increased consumer deposits due to higher balances from decreased payment activities as well as federal government aid to victims of hurricanes Katrina and Rita.

Hibernia has high performance checking programs that offer simplified checking to its consumer and small business customers. These programs offer gifts to customers who open new checking accounts or refer prospects who then open new checking accounts, eliminate monthly cycle service charges, offer free online bill pay and buy back unused checks and banking cards. The goal of both programs is to grow lower-cost deposits and increase revenues through cross-selling opportunities. These programs include extensive advertising and marketing and are focused on Hibernia’s Completely Free CheckingSM product and Hibernia’s Completely Free Small Business CheckingSM product as well as other high performance checking products. Since the introduction of the high performance checking products, competitors in most of the Company’s markets began offering similar products. In the fourth quarter of 2004, Hibernia eliminated the annual debit card fee associated with these accounts as it continues to enhance these products and promote deposit retention in the competitive environment. The Company remains focused on growing core deposits especially in its Texas markets.

HIBERNIA CORPORATION	32

Average noncore deposits for the third quarter of 2005 were up $389.8 million from the third quarter of 2004 to $3.0 billion or approximately 17% of total deposits. Public fund certificates of deposit were up $167.4 million compared to third quarter 2004, primarily due to the addition of new customers. Average large denomination certificates of deposit decreased $19.8 million compared to the third quarter of 2004. Average foreign time deposits increased $242.2 million from third quarter 2004 due in part to an increase in the overnight sweep products.

Total deposits at September 30, 2005 were $18.5 billion, up $1.7 billion (10%) from September 30, 2004. Total noninterest-bearing deposits at September 30, 2005 were $3.7 billion, up $443.0 million (14%) from September 30, 2004. The Company continues to be focused on maintaining checking account openings and increasing deposits, especially in its Texas markets. More than half of Hibernia’s deposits at September 30, 2005 were from customers who were in areas impacted by hurricanes Katrina and Rita.

BORROWINGS

Average borrowings include federal funds purchased; securities sold under agreements to repurchase; treasury, tax and loan accounts; Federal Home Loan Bank (FHLB) advances and subordinated debt. Average borrowings decreased $44.4 million (2%) compared to the second quarter of 2005 to $2.4 billion and decreased $141.7 million (6%) compared to the third quarter of 2004. For the first nine months of 2005 compared to the first nine months of 2004, average borrowings increased $79.8 million (3%) to $2.4 billion.

Average federal funds purchased and treasury, tax and loan borrowings were $115.5 million during the third quarter of 2005 compared to $134.2 million for the third quarter of 2004 and $146.5 million for the second quarter of 2005. Fluctuations in federal funds purchased stem from differences in the timing of growth in the loan portfolio and growth of other funding sources (deposits, proceeds from maturing and sold securities, FHLB advances and other debt). Average securities sold under agreements to repurchase totaled $527.2 million during the third quarter of 2005 compared to $451.8 million during the third quarter of 2004 and $506.7 million during the second quarter of 2005.

Average debt for the third quarter of 2005 totaled $1.8 billion, down $198.5 million (10%) compared to the third quarter of 2004 and $34.0 million (2%) from the second quarter of 2005. FHLB advances averaged $1.6 billion for the third and second quarters of 2005 and $1.8 billion for the third quarter of 2004. Average debt for the first nine months of 2005 totaled $1.8 billion, up $252.6 million from $1.5 billion for the first nine months of 2004. The Coastal transaction added FHLB advances totaling $723.6 million at the May 13, 2004 merger date.

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

33	HIBERNIA CORPORATION

Of the debt outstanding at September 30, 2005 and 2004, $1.3 billion and $1.2 million, respectively, accrue interest at variable rates. Hibernia instituted hedges against the effect of rising interest rates on a portion of its variable rate FHLB advances by entering into interest rate swap agreements. These interest rate swap agreements enable Hibernia to receive quarterly variable rate (LIBOR) payments and pay fixed rates. The maturities of these interest rate swap agreements match the maturities of the underlying debt. The Company had interest rate swap agreements outstanding with notional amounts of $700 million at September 30, 2005 and 2004, respectively. The interest rate swaps had an estimated net positive fair value of $20.6 million at September 30, 2005 and a net negative fair value of $0.3 million at September 30, 2004. The fair values are recorded on the balance sheet as other assets, with the corresponding offset, net of income taxes, recorded in other comprehensive net income. Net settlements on the swap agreements are accrued monthly and effectively convert the hedged debt from variable to fixed rates.

Debt at September 30, 2005, totaled $1.8 billion, down $171.7 million (9%) compared to $1.9 billion at September 30, 2004. The Company’s reliance on borrowings continues to be within parameters determined by management to be prudent in terms of liquidity and interest rate sensitivity.

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

The objective of Hibernia’s interest rate risk policy is to limit the change in after-tax net interest income, from an immediate and sustained change in interest rates of 200 basis points, compared to a flat rate scenario, to 15% of projected 12-month net income. Based on the results of the simulation models at September 30, 2005, the Company would expect an increase in after-tax net interest income of $12.3 million from a 200-basis-point increase in interest rates. In the event of a 200-basis-point decrease in interest rates, the Company would expect after-tax net interest income to decrease by $23.2 million. Results of both scenarios are within the limits of Hibernia’s policy, although there is no assurance that actual results would be the same as the model. In addition, the Company projects an increase in after-tax net interest income of $2.8 million and a decrease of $3.2 million if interest rates gradually rise or decline, respectively, by 100 basis points over the next year.

HIBERNIA CORPORATION	34

Based on the results of the simulation models at September 30, 2004, the Company would have expected an increase in after-tax net interest income of $15.6 million from a 200-basis-point increase in interest rates, and a decrease of $6.0 million in the event of a 50-basis-point decrease in interest rates (utilized in place of a 200-basis-point-drop scenario due to the low interest rate environment). Results of both scenarios were within the limits of Hibernia’s policy. In addition, the Company projected an increase in after-tax net interest income of $15.5 million and a decrease of $8.5 million if interest rates gradually rise or decline, respectively, by 100 basis points over the next year. The projected decline in net interest income in the 50-basis-point decrease and the gradual decline simulations reflected the limited flexibility to reduce rates further on interest-bearing deposits in the low interest rate environment.

On a limited basis, the Company has entered into interest rate and foreign exchange rate swaps, forward and option contracts, and forward sales contracts to hedge interest rate or foreign exchange rate risk on specific assets and liabilities on behalf of itself and for customers.

The Company enters into forward sales contracts relating to its mortgage origination activity. These contracts protect the Company against changes in the fair value of mortgage loans held for sale (including anticipated loan fundings) due to changes in market conditions, primarily the interest rate environment. The Company designates the portion of these forward sales contracts relating to mortgage loans held for sale as fair value hedges. Forward sales contracts with a notional value of $52.2 million and an estimated net positive fair value of $0.1 million were designated as fair value hedges at September 30, 2005. The related hedged mortgage loans held for sale had a principal balance of $52.2 million and were decreased by a negative change in fair value of $0.1 million at September 30, 2005, resulting in no impact on earnings related to the hedge. The forward sales contracts relating to interest rate lock commitments are not designated as hedges and are adjusted to fair value through income. At September 30, 2005, interest rate lock commitments had a notional amount of $57.7 million with a net negative fair value of $0.5 million. The related forward sales contracts had a notional amount of $57.7 million and a net positive fair value of $0.3 million at September 30, 2005.

Derivative financial instruments are also held or issued by the Company to provide customers the ability to manage their own interest rate sensitivity. Matched positions are established to minimize risk to the Company. The notional value of customer-related derivative financial instruments not designated as hedges totaled $1.6 billion at September 30, 2005, with positive fair values of $12.8 million and negative fair values of $9.5 million.

The interest rate swap agreements discussed in “Borrowings” were entered into by the Company to hedge against the effect of rising interest rates on portions of its variable rate FHLB advances. Hibernia will receive quarterly variable rate (LIBOR) payments and pay fixed rates under the interest rate swap agreements on a total notional amount of $700 million. These derivative financial instruments designated as cash flow hedges had positive fair values of $20.6 million at September 30, 2005.

The Company enters into interest rate contracts relating to certain certificates of deposit on its own behalf. These contracts are designated as fair value hedges. The purpose of these contracts is to convert fixed interest rate certificates of deposits to variable interest rates. These interest rate contracts had notional amounts totaling $472.3 million at September 30, 2005, with positive fair values of $0.1 million and negative fair values of $7.5 million. The related hedged certificates of deposit totaled $471.0 million with a positive fair value of $6.8 million, resulting in an increase of noninterest income of $20,000 due to hedge ineffectiveness.

RESULTS OF OPERATIONS:

The Company reported a net loss of $58.1 million ($0.37 per common share) for the third quarter of 2005, compared to net income of $76.5 million ($0.50 per common share) for the third quarter of 2004. The net loss per common share - assuming dilution was $0.37 for the third quarter of 2005 compared to earnings per common share – assuming dilution of $0.49 for the third quarter of 2004. Net income for the first nine months of 2005 totaled $107.1 million ($0.68 per common share), down 50% compared to $215.8 million ($1.40 per common share) for the first nine months of 2004. Earnings per common share – assuming dilution for the first nine months of 2005 were $0.67 compared to $1.37 for the first nine months of 2004. Results include the impact of hurricanes Katrina and Rita on Hibernia, including a charge of $175.0 million to the provision for loan losses directly related to those storms. Results also reflect

35	HIBERNIA CORPORATION

the impact of the merger with Coastal, which became effective May 13, 2004. A detailed explanation of the increase in the provision for loan losses is included in the “Reserve and Provision for Loan Losses” section of this analysis. Explanations of other items impacting operating results are detailed below.

NET INTEREST INCOME

Taxable-equivalent net interest income, based on the statutory tax rate of 35%, for the third quarter of 2005 totaled $191.6 million, virtually unchanged from the third quarter of 2004. Taxable-equivalent net interest income for the first nine months of 2005 totaled $590.2 million, a $35.4 million (6%) increase from the first nine months of 2004.

Table 8 shows the composition of earning assets for the most recent five quarters, reflecting the change in the mix of earning assets.

TABLE 8 - INTEREST-EARNING ASSET COMPOSITION

	2005			2004
(Percentage of average balances)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial loans	18.1%	18.6%	18.9%	18.3%	18.3%
Small business loans	16.6	16.2	15.7	16.8	17.3
Consumer loans	43.0	42.2	41.3	41.9	42.4

Total loans	77.7	77.0	75.9	77.0	78.0

Securities available for sale	20.3	21.6	21.2	19.9	20.8
Securities held to maturity	0.1	0.2	0.2	0.2	0.2

Total securities	20.4	21.8	21.4	20.1	21.0

Short-term investments	1.4	0.8	2.4	2.5	0.5
Mortgage loans held for sale	0.5	0.4	0.3	0.4	0.5

Total interest-earning assets	100.0%	100.0%	100.0%	100.0%	100.0%

The net interest margin was 3.69% for the third quarter of 2005, a decrease of 21 and 22 basis points from the third quarter of 2004 and the second quarter of 2005, respectively. The decline in the margin in both periods reflects the previously mentioned $5.0 million adjustment to the dealer reserves for automobile financing, which negatively impacted the margin by 10 basis points. In addition, the Company also experienced margin compression resulting from an increase in deposit rates due to more aggressive competition and a flatter yield curve.

Table 9 details the net interest margin for the most recent five quarters.

TABLE 9 - NET INTEREST MARGIN (taxable-equivalent)

	2005			2004
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Yield on earning assets	5.81%	5.78%	5.57%	5.41%	5.30%
Rate on interest-bearing liabilities	2.63	2.32	2.06	1.90	1.74

Net interest spread	3.18	3.46	3.51	3.51	3.56
Contribution of noninterest-bearing funds	0.51	0.45	0.40	0.39	0.34

Net interest margin	3.69%	3.91%	3.91%	3.90%	3.90%

Noninterest-bearing funds supporting earning assets	19.77%	19.53%	19.27%	20.15%	19.73%

HIBERNIA CORPORATION	36

Table 10 presents an analysis of changes in taxable-equivalent net interest income between the third quarter of 2005 and the second quarter of 2005 and between the third quarter of 2005 and the third quarter of 2004. The analysis of Consolidated Average Balances, Interest and Rates on pages 38 and 39 of this discussion presents the Company’s taxable-equivalent net interest income and average balances for the three months ended September 30, 2005, June 30, 2005 and September 30, 2004 and the first nine months of 2005 and 2004.

TABLE 10 - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME (1)

	Third Quarter 2005 Compared to:
	Second Quarter 2005			Third Quarter 2004
	Increase (Decrease) Due to Change In:
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Taxable-equivalent interest earned on:
Commercial loans	$(1,118)	$2,777	$1,659	$1,839	$14,275	$16,114
Small business loans	1,972	2,451	4,423	789	7,949	8,738
Consumer loans	3,509	(1,411)	2,098	8,624	2,699	11,323

Loans	4,363	3,817	8,180	11,252	24,923	36,175

Securities available for sale	(2,513)	(621)	(3,134)	1,243	1,829	3,072
Securities held to maturity	(107)	28	(79)	(271)	49	(222)

Securities	(2,620)	(593)	(3,213)	972	1,878	2,850

Short-term investments	1,098	265	1,363	1,199	836	2,035
Mortgage loans held for sale	206	(31)	175	78	(75)	3

Total	3,047	3,458	6,505	13,501	27,562	41,063

Interest paid on:
NOW accounts	(71)	265	194	102	990	1,092
Money market deposit accounts	(678)	2,120	1,442	193	6,516	6,709
Savings accounts	271	3,995	4,266	187	7,458	7,645
Other consumer time deposits	1,806	3,021	4,827	2,568	7,296	9,864
Public fund certificates of deposit of $100,000 or more	(522)	1,058	536	753	4,210	4,963
Certificates of deposit of $100,000 or more	(56)	706	650	(140)	1,962	1,822
Foreign deposits	546	1,205	1,751	983	3,988	4,971
Federal funds purchased	(250)	141	(109)	(70)	606	536
Repurchase agreements	125	722	847	223	2,451	2,674
Debt	(324)	863	539	(1,766)	2,824	1,058

Total	847	14,096	14,943	3,033	38,301	41,334

Taxable-equivalent net interest income	$2,200	$(10,638)	$(8,438)	$10,468	$(10,739)	$(271)

(1)	Change due to mix (both volume and rate) has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

37	HIBERNIA CORPORATION

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries

Taxable-equivalent basis (1)	Third Quarter 2005			Second Quarter 2005			Third Quarter 2004
(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Commercial loans	$3,770.6	$57,649	6.07%	$3,846.3	$55,990	5.84%	$3,616.3	$41,535	4.57%
Small business loans	3,467.4	60,018	6.87	3,350.8	55,595	6.65	3,415.5	51,280	5.97
Consumer loans	8,941.2	137,011	6.09	8,712.9	134,913	6.20	8,375.6	125,688	5.98

Total loans (2)	16,179.2	254,678	6.25	15,910.0	246,498	6.21	15,407.4	218,503	5.65

Securities available for sale	4,226.5	45,165	4.27	4,461.1	48,299	4.33	4,107.2	42,093	4.10
Securities held to maturity	23.8	333	5.59	31.6	412	5.22	43.5	555	5.11

Total securities	4,250.3	45,498	4.28	4,492.7	48,711	4.34	4,150.7	42,648	4.11

Short-term investments	286.5	2,496	3.46	156.2	1,133	2.91	111.1	461	1.65
Mortgage loans held for sale	97.4	1,386	5.69	83.0	1,211	5.83	92.1	1,383	6.01

Total interest-earning assets	20,813.4	$304,058	5.81%	20,641.9	$297,553	5.78%	19,761.3	$262,995	5.30%

Reserve for loan losses	(227.7)			(229.4)			(236.6)
Noninterest-earning assets:
Cash and due from banks	761.7			632.5			631.8
Trade-date securities available for sale	(91.7)			(1.9)			1.2
Other assets	1,105.5			1,041.0			1,111.4

Total noninterest-earning assets	1,775.5			1,671.6			1,744.4

Total assets	$22,361.2			$22,084.1			$21,269.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$448.1	$2,074	1.84%	$465.1	$1,880	1.62%	$409.0	$982	0.95%
Money market deposit accounts	4,576.0	19,519	1.69	4,749.3	18,077	1.53	4,509.1	12,810	1.13
Savings accounts	2,649.7	13,609	2.04	2,577.0	9,343	1.45	2,571.3	5,964	0.92
Other consumer time deposits	3,596.2	28,466	3.14	3,351.3	23,639	2.83	3,193.0	18,602	2.32
Public fund certificates of deposit of $100,000 or more	925.2	7,833	3.36	993.0	7,297	2.95	757.8	2,870	1.51
Certificates of deposit of $100,000 or more	1,210.7	10,380	3.40	1,217.7	9,730	3.21	1,230.5	8,558	2.77
Foreign time deposits	897.1	7,018	3.10	817.7	5,267	2.58	654.9	2,047	1.24

Total interest-bearing deposits	14,303.0	88,899	2.47	14,171.1	75,233	2.13	13,325.6	51,833	1.55

Short-term borrowings:
Federal funds purchased	115.6	984	3.38	146.5	1,093	2.99	134.2	448	1.33
Repurchase agreements	527.2	3,831	2.88	506.7	2,984	2.36	451.8	1,157	1.02
Debt	1,752.4	17,339	3.88	1,786.4	16,800	3.73	1,950.9	16,281	3.28

Total interest-bearing liabilities	16,698.2	$111,053	2.63%	16,610.7	$96,110	2.32%	15,862.5	$69,719	1.74%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,301.1			3,184.8			3,257.9
Other liabilities	234.1			257.5			283.3

Total noninterest-bearing liabilities	3,535.2			3,442.3			3,541.2

Total shareholders’ equity	2,127.8			2,031.1			1,865.4

Total liabilities and shareholders’ equity	$22,361.2			$22,084.1			$21,269.1

SPREAD AND NET YIELD
Interest rate spread			3.18%			3.46%			3.56%
Cost of funds supporting interest-earning assets			2.12%			1.87%			1.40%
Net interest income/margin		$193,005	3.69%		$201,443	3.91%		$193,276	3.90%

(1)	Based on the statutory income tax rate of 35%.
(2)	Yield computations include nonaccrual loans in loans outstanding.

HIBERNIA CORPORATION	38

CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

Hibernia Corporation and Subsidiaries

Taxable-equivalent basis (1)	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
(Average balances $ in millions, interest $ in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-earning assets:
Commercial loans	$3,838.5	$166,006	5.79%	$3,406.8	$110,795	4.34%
Small business loans	3,354.9	167,212	6.66	3,058.1	136,002	5.94
Consumer loans	8,731.1	401,386	6.14	7,758.1	355,388	6.12

Total loans (2)	15,924.5	734,604	6.17	14,223.0	602,185	5.65

Securities available for sale	4,358.5	140,545	4.30	4,012.0	122,596	4.07
Securities held to maturity	29.9	1,195	5.32	50.3	1,993	5.28

Total securities	4,388.4	141,740	4.31	4,062.3	124,589	4.09

Short-term investments	312.7	6,737	2.88	172.6	1,766	1.37
Mortgage loans held for sale	82.8	3,572	5.75	135.0	5,475	5.41

Total interest-earning assets	20,708.4	$886,653	5.72%	18,592.9	$734,015	5.27%

Reserve for loan losses	(228.1)			(226.3)
Noninterest-earning assets:
Cash and due from banks	686.9			609.6
Trade-date securities available for sale	16.6			38.5
Other assets	1,057.8			959.5

Total noninterest-earning assets	1,761.3			1,607.6

Total assets	$22,241.6			$19,974.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$456.2	$5,525	1.62%	$430.5	$2,410	0.75%
Money market deposit accounts	4,730.2	54,396	1.54	4,239.0	29,176	0.92
Savings accounts	2,599.4	29,170	1.50	2,542.8	14,191	0.75
Other consumer time deposits	3,442.0	73,987	2.87	2,683.9	49,516	2.46
Public fund certificates of deposit of $100,000 or more	963.9	21,052	2.92	796.5	7,683	1.29
Certificates of deposit of $100,000 or more	1,225.1	29,473	3.22	1,073.9	22,444	2.79
Foreign time deposits	841.2	16,467	2.62	648.8	4,783	0.98

Total interest-bearing deposits	14,258.0	230,070	2.16	12,415.4	130,203	1.40

Short-term borrowings:
Federal funds purchased	106.5	2,396	3.01	252.1	1,986	1.05
Repurchase agreements	501.2	8,994	2.40	528.4	3,145	0.79
Debt	1,799.6	50,631	3.72	1,547.0	39,361	3.35

Total interest-bearing liabilities	16,665.3	$292,091	2.34%	14,742.9	$174,695	1.58%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,246.7			3,121.1
Other liabilities	286.0			280.8

Total noninterest-bearing liabilities	3,532.7			3,401.9

Total shareholders’ equity	2,043.6			1,829.4

Total liabilities and shareholders’ equity	$22,241.6			$19,974.2

SPREAD AND NET YIELD
Interest rate spread			3.38%			3.69%
Cost of funds supporting interest-earning assets			1.88%			1.25%
Net interest income/margin		$594,562	3.84%		$559,320	4.02%

(1)	Based on the statutory income tax rate of 35%.
(2)	Yield computations include nonaccrual loans in loans outstanding.

39	HIBERNIA CORPORATION

NONINTEREST INCOME

Noninterest income for the third quarter of 2005 was $102.8 million compared to $104.1 million in the same period of 2004. For the first nine months of 2005 compared to the same period in 2004, noninterest income was up $42.6 million (15%) to $328.1 million. Noninterest income in the third quarter of 2005 was negatively impacted by the hurricanes, resulting from the waiver of certain fees and service charges, as well as economic disruption in many of the Company’s markets. The major categories of noninterest income for the three and nine months ended September 30, 2005 and 2004 are presented in Table 11.

TABLE 11 - NONINTEREST INCOME

	Three Months Ended			Nine Months Ended
($ in thousands)	Sept. 30 2005	Sept. 30 2004	Percentage Increase (Decrease)	Sept. 30 2005	Sept. 30 2004	Percentage Increase (Decrease)
Service charges on deposits	$46,434	$48,115	(3)%	$147,850	$133,637	11%
Card-related fees	18,062	15,994	13	52,360	43,844	19
Mortgage banking:
Mortgage loan servicing fees	252	8,671	(97)	1,600	25,497	(94)
Mortgage loan origination fees	1,407	1,146	23	3,560	3,835	(7)
Amortization of mortgage servicing rights	(121)	(6,293)	(98)	(410)	(22,966)	(98)
Reversal of temporary impairment of mortgage servicing rights	—	—	—	—	14,000	(100)
Gain on sales of mortgage loans	3,749	3,159	19	10,303	9,408	10
Loss on sale of mortgage servicing rights	—	(982)	(100)	(212)	(982)	(78)

Total mortgage banking	5,287	5,701	(7)	14,841	28,792	(48)

Retail investment fees	5,968	7,887	(24)	22,477	23,723	(5)
Trust fees	5,960	5,839	2	17,510	17,892	(2)
Insurance	4,931	4,808	3	15,213	14,381	6
Investment banking	6,829	5,017	36	20,291	12,454	63
Other service, collection and exchange charges	5,386	5,585	(4)	17,446	16,210	8
Other operating income:
Mortgage loan derivative income	23	(135)	117	(35)	(403)	91
Derivative income from customer-related interest rate contracts	125	259	(52)	976	405	141
Other income	3,839	4,868	(21)	17,478	14,962	17

Total other operating income	3,987	4,992	(20)	18,419	14,964	23

Securities gains (losses), net	(58)	153	(138)	1,664	(20,387)	108

Total noninterest income	$102,786	$104,091	(1)%	$328,071	$285,510	15%

Service charges on deposits decreased $1.7 million (3%) for the third quarter and increased $14.2 million (11%) for the first nine months of 2005 over the comparable periods in 2004. The decrease from the third quarter of 2004 is primarily the result of the Company waiving certain fees and service charges and disruption of activity in hurricane impacted areas. The increase for the first nine months of 2005 compared to the same period in 2004 is due to an increase in transaction based fees due to an increase in the number of accounts resulting from the high performance checking campaigns and the Coastal merger, partially offset by the current quarter decline resulting from the storms.

Card-related fees were $18.1 million in the third quarter of 2005, up $2.1 million (13%) compared to the third quarter of 2004. For the first nine months of 2005 compared to the same period in 2004, card-related fees increased $8.5 million (19%) to $52.4 million. The increase in both periods was due to increased fees by Hibernia’s debit cards due to increased activity and an increase in fees from the Company’s 50% interest in The MerchantNet.com Corporation, which was purchased in April 2004. These increases were partially offset by a decrease in annual fees on debit cards as the Company began to waive those fees in the fourth quarter of 2004 in response to a change in the competitive market and the waiving of Hibernia ATM fees for certain periods when customers from hurricane impacted areas used a non-Hibernia ATM.

HIBERNIA CORPORATION	40

Total mortgage banking decreased $0.4 million (7%) in the third quarter and $14.0 million (48%) for the first nine months of 2005 as compared to the same periods in 2004. Servicing fees totaled $0.3 million in the third quarter of 2005, down $8.4 million (97%) compared to the same period in 2004. For the first nine months of 2005 compared to the same period in 2004, servicing fees decreased $23.9 million (94%) to $1.6 million. Servicing fees were down as a result of the sale of substantially all of the Company’s mortgage servicing portfolio discussed below. Mortgage loan origination fees totaled $1.4 million in the third quarter of 2005, up $0.3 million (23%) compared to the third quarter of 2004. For the first nine months of 2005 compared to the same period in 2004, mortgage loan origination fees decreased $0.3 million (7%) to $3.6 million. Mortgage loan origination fees decreased compared to the first nine months of 2004 due to a reduction in mortgage originations resulting from the interest rate environment and the Company’s strategic decision to exit correspondent mortgage lending in 2004.

Amortization of mortgage servicing rights, a non-cash expense, decreased $6.2 million (98%) to $0.1 million in the third quarter and $22.6 million (98%) for the first nine months of 2005 compared to the same period in 2004. On September 30, 2004, the Company sold substantially all of its third party mortgage servicing portfolio (including excess servicing rights) to CitiMortgage, Inc. The sale of the servicing portfolio enabled the Company to eliminate earnings volatility associated with the valuation of the sold portfolio. This sale also reduced future mortgage loan servicing fees as well as the related amortization expense. In March 2005, all the files of Hibernia’s former $10-billion third-party residential mortgage servicing portfolio had been transferred to CitiMortgage, Inc., marking the completion of the final stage in the sale of the portfolio to CitiMortgage. Hibernia agreed to service those loans for a fixed fee per loan until the files were transferred. Hibernia continues to originate mortgage loans and is currently selling the servicing rights associated with fixed-rate mortgage loans.

No reversal or provision expense for the temporary impairment of mortgage servicing rights was recorded in 2005. For the nine months ended September 30, 2004, the Company recorded net reversals of $14.0 million of previously recorded temporary impairment expense. The reversal of a portion of the temporary impairment was due to a slow down in actual and expected speeds of mortgage loan prepayments resulting from the rising interest rate environment.

Gain on sales of mortgage loans increased $0.6 million (19%) in the third quarter and increased $0.9 million (10%) for the first nine months of 2005 compared to the same periods in 2004. In the third quarter of 2005, Hibernia originated $316.4 million of fixed-rate residential first mortgages for the purchase and refinancing of homes compared to $351.8 million in the same period in 2004.

Retail investment fees decreased $1.9 million (24%) in the third quarter and $1.2 million (5%) for the first nine months of 2005 over the comparable periods in 2004. The decline in both periods was primarily due to decreased sales of fixed annuities in 2005.

Hibernia National Bank manages mutual funds and, through a wholly-owned subsidiary, acts as a broker in providing access to mutual funds and variable annuities, but does not underwrite annuities. Through an insurance subsidiary of Hibernia Corporation, the Company also provides access to fixed annuities. Income from the sale and servicing of mutual funds and annuities totaled $6.2 million for the third quarter of 2005, down $2.1 million (26%) from the third quarter of 2004. For the first nine months of 2005 compared to the same period in 2004, income from the sale and servicing of mutual funds and annuities decreased $1.8 million (7%) to $22.8 million. These commissions and fees are included in retail investment and trust fees.

Insurance fees were up $0.1 million (3%) in the third quarter of 2004 and $0.8 million (6%) for the first nine months of 2005 compared to the same periods in 2004. These increases were due to higher property and casualty insurance commissions.

Investment banking revenue, which includes brokerage commission income, contributed $6.8 million to noninterest income in the third quarter of 2005, up $1.8 million (36%) from the same period in 2004. For the first nine months of 2005 compared to the same period in 2004, investment banking fees increased $7.8 million (63%) to $20.3 million. The increase in the third quarter of 2005 compared to 2004 was due to higher brokerage commissions income from the Company’s investment banking subsidiary. The increase for the first nine months of 2005 compared to 2004 was also due to higher brokerage commissions earned, as well as increased management, underwriting, and merger and acquisition fees.

41	HIBERNIA CORPORATION

Other service, collection and exchange charges decreased $0.2 million (4%) in the third quarter and increased $1.2 million (8%) for the first nine months of 2005 compared to the same periods in 2004. The increase for the first nine months of 2005 compared to the same period in 2004 was due to higher credit life protection fees.

Other operating income decreased $1.0 million (20%) in the third quarter and increased $3.5 million (23%) for the first nine months of 2005 compared to the same periods in 2004. The increase in other operating income for the first nine months of 2005 compared to the same period in 2004 was due to a gain of $4.6 million from the merger of the PULSE and Discover networks in the first quarter of 2005.

Net securities losses totaled $0.1 million in the third quarter of 2005, compared to a gain of $0.2 million in the third quarter of 2004. For the first nine months of 2005, net securities gains totaled $1.7 million compared to a loss of $20.4 million in 2004. The year-to-date 2005 securities gain includes gains totaling $4.0 million from the sale of mortgage backed securities, $1.3 million from the sale of equity securities and $1.1 million from the sale of private equity securities, partially offset by a writedown for other-than-temporary impairment of Fannie Mae Preferred stock totaling $4.9 million. The net securities loss in the first nine months of 2004 was primarily the result of an $18.4 million loss on the sale of mortgage back securities, as part of a restructuring of the balance sheet designed to increase yield and cash flow and shorten the average life of the investment securities portfolio, losses on the write-down for other-than-temporary impairment on Fannie Mae Preferred stock of $4.0 million and private equity securities of $1.5 million. These losses were partially offset by miscellaneous gains on the sale of other securities.

NONINTEREST EXPENSE

For the third quarter of 2005, noninterest expense totaled $185.0 million, a $18.6 million (11%) increase from the third quarter of 2004. Noninterest expense for the first nine months of 2005 was $524.3 million, up $52.1 million (11%) from $472.2 million for the same period in 2004. Included in noninterest expense for the three months and nine months ended September 30, 2005 are $11.2 million of hurricane related expenses net of $47.9 million of insurance receivables. Noninterest expense for the three and nine months ended September 30, 2005 and 2004 is presented by major category in Table 12.

Staff costs, which represent the largest component of noninterest expense, increased $11.3 million (13%) in the third quarter and $35.9 million (14%) for the first nine months of 2005 compared to the same periods in 2004. Staff costs in both periods increased due to the annual wage increase, higher incentives and $2.9 million in disaster-relief grants provided to certain Hibernia employees affected by hurricanes Katrina and Rita.

Occupancy and equipment expenses increased $2.6 million (12%) to $24.6 million for the third quarter of 2005 compared to the same period in 2004. For the first nine months of 2005 compared to the same period in 2004, occupancy and equipment expenses increased $9.9 million (16%) to $71.2 million. The increases in both periods were due to higher depreciation expense, rent and real estate taxes resulting from the Coastal merger and the Texas de novo office expansion program. Included in occupancy and equipment expense in 2005 are $0.8 million of expenses related to the hurricanes. These expenses include rental of equipment and office space as the Company operated in back-up facilities.

Data processing fees increased $1.5 million (16%) to $11.0 million for the third quarter of 2005 compared to the same period in 2004. For the first nine months of 2005 compared to the same period in 2004, data processing fees increased $2.3 million (8%) to $31.1 million. The increases in both periods were due to hurricane related expenses of $1.3 million in the third quarter of 2005. These expenses include third party processing costs as the Company operated its systems in back-up facilities.

HIBERNIA CORPORATION	42

TABLE	12 - NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
($ in thousands)	Sept. 30 2005	Sept. 30 2004	Percentage Increase (Decrease)	Sept. 30 2005	Sept. 30 2004	Percentage Increase (Decrease)
Salaries	$83,587	$73,631	14%	$237,314	$206,167	15%
Benefits	15,031	13,716	10	46,817	42,075	11

Total staff costs	98,618	87,347	13	284,131	248,242	14

Occupancy, net	13,743	12,411	11	39,715	34,003	17
Equipment	10,867	9,624	13	31,464	27,323	15

Total occupancy and equipment	24,610	22,035	12	71,179	61,326	16

Data processing	11,032	9,540	16	31,071	28,791	8
Advertising and promotional expenses	11,202	8,350	34	29,544	24,431	21
Amortization of purchase accounting intangibles	1,621	1,904	(15)	5,034	4,616	9
Foreclosed property expense, net	(317)	(493)	36	(14,789)	(708)	N/M
Professional fees	2,263	2,144	6	13,003	6,357	105
State taxes on equity	4,838	4,334	12	12,767	13,448	(5)
Card-related processing expense	3,867	3,010	28	10,729	8,533	26
Telecommunications	2,792	2,665	5	7,890	7,559	4
Stationery and supplies	2,068	2,357	(12)	7,234	7,074	2
Postage	2,125	2,296	(7)	6,699	6,683	—
Loan collection expense	1,512	2,430	(38)	5,977	6,396	(7)
Regulatory expense	1,241	1,231	1	3,805	3,451	10
Other	17,512	17,201	2	50,007	46,013	9

Total noninterest expense	$184,984	$166,351	11%	$524,281	$472,212	11%

Efficiency ratio (1)	62.53%	55.97%		56.93%	54.58%

(1)	Noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions).

Advertising and promotional expenses increased $2.9 million (34%) to $11.2 million in the third quarter and $5.1 million (21%) to $29.5 million for the first nine months of 2005 compared to the same periods in 2004. Advertising and promotional expenses for 2005 include $2.8 million of hurricane-related marketing expenses resulting from the Company’s effort to announce assistance programs, branch re-openings and special products and services to customers and employees. The increase in the first nine months of 2005 also reflects increased marketing campaigns in Texas and various corporate sponsorships.

Foreclosed property expense increased $0.2 million in the third quarter and decreased $14.1 million for the first nine months of 2005 compared to the same periods in 2004. The decrease from the first nine months of 2004 was due to the gain of $14.4 million on the sale of an energy asset in the first quarter of 2005.

Professional fees increased $0.1 million (6%) to $2.3 million in the third quarter and increased $6.6 million (105%) to $13.0 million for the first nine months of 2005 compared to the same periods in 2004. The increase for the first nine months of 2005 was primarily due to fees associated with the pending merger with Capital One.

Card-related processing expense increased $0.9 million (28%) to $3.9 million in the third quarter and increased $2.2 million (26%) to $10.7 million for the first nine months of 2005 compared to the same periods in 2004, due to higher processing expenses resulting from an increase in the volume of debit card and ATM transactions.

Loan collection expense decreased $0.9 million (38%) to $1.5 million in the third quarter and decreased $0.4 million (7%) to $6.0 million for the first nine months of 2005 compared to the same periods in 2004. These decreases were primarily due to business disruption related to the hurricanes in the third quarter of 2005.

Other noninterest expense increased $0.3 million (2%) to $17.5 million in the third quarter and $4.0 million (9%) to $50.0 million for the first nine months of 2005 compared to the same periods in 2004. Other noninterest expense for 2005 includes $3.4 million of expenses associated with the hurricanes, net of insurance receivables. Other noninterest expense for 2004 includes overdraft charge-offs of $2.4 million for the quarter and $5.0 million for the first nine months. Beginning in the first quarter of 2005, overdraft charge-offs are charged to the reserve for loans losses.

43	HIBERNIA CORPORATION

The Company’s efficiency ratio, defined as noninterest expense as a percentage of taxable-equivalent net interest income plus noninterest income (excluding securities transactions), is a key measure used to evaluate the success of efforts to control costs while generating revenue efficiently. The efficiency ratio for the third quarter of 2005 was 62.53% compared to 55.97% for the third quarter of 2004. The ratio for the first nine months of 2005 was 56.93% compared to 54.58% for the first nine months of 2004. The increase in the efficiency ratio reflects the increased costs and reduction in revenue caused by the hurricanes.

TAXES

The Company recorded a $29.6 million income tax benefit in the third quarter of 2005, compared to a $40.8 million income tax expense in the third quarter of 2004. For the first nine months of 2005, income tax expense totaled $60.3 million, compared to $115.9 million for the first nine months of 2004. The Company’s effective tax rate was 33.8% and 34.8% for the third quarter of 2005 and 2004, respectively. For the first nine months of 2005 the Company’s effective tax rate was 36.1%, compared to 34.9% for the same period of 2004.

Hibernia National Bank is subject to a Louisiana shareholders’ tax based partly on income. The income portion is recorded as state income tax. In addition, certain other subsidiaries of the Company are subject to Louisiana state income tax. The Texas operations of the Bank and certain other subsidiaries of the Company are also subject to Texas franchise tax.

SEGMENT RESULTS

The Company’s segment information is presented by line of business. Each line of business provides various products and services to groups of customers who share certain characteristics. The reportable operating segments are Consumer, Small Business, Commercial and Investments and Public Funds. The Consumer segment provides individuals with comprehensive products and services, including mortgage and other loans, deposit accounts, trust and investment management, brokerage, and life and health insurance. The Small Business and Commercial segments provide business entities with comprehensive products and services, including loans, deposit accounts, leasing, treasury management, merchant processing, investment banking, property and casualty insurance and private equity investments. The Small Business segment provides products and services to mid-size and smaller business entities and the Commercial segment provides products and services to larger business entities. The Investments and Public Funds segment includes the management of public entity deposits and provides the treasury function for the Company by managing the investment portfolio, interest rate risk, and liquidity and funding positions. The provision for or reversal of temporary impairment of mortgage servicing rights, primarily a function of interest rate risk, is also included in this segment. The Other segment includes the areas of support services and facilities management as well as income and expense items considered to be unusual, including the expense impact of the hurricanes. Segment net income for the nine months ended September 30, 2005 and 2004 are presented in Table 13.

HIBERNIA CORPORATION	44

TABLE 13 - SEGMENT RESULTS

	Nine Months Ended
($ in thousands)	Sept. 30 2005	Sept. 30 2004	Percentage Increase (Decrease)
Consumer	$129,030	$125,484	3%
Small Business	43,031	45,056	(4)
Commercial	63,139	50,921	24
Investments and Public Funds	16,292	4,225	286
Other	(143,219)	(11,921)	N/M

Segment total	108,273	213,765	(49)
Reconciling items(1)	(1,192)	2,072	(158)

Total net income	$107,081	$215,837	(50)%

(1)	For a discussion of reconciling items, refer to Note 8 of the “Notes to Consolidated Financial Statements.”

Net income for the Consumer segment was $129.0 million for the first nine months of 2005, up $3.5 million (3%) from $125.5 million for the first nine months of 2004. The Small Business segment net income was down $2.0 million (4%) to $43.0 million for the first nine months of 2005 compared to $45.1 million in the same period in 2004. The Commercial segment net income increased $12.2 million (24%) from $50.9 million in the first nine months of 2004 to $63.1 million in the first nine months of 2005. The increase in the Commercial segment was primarily due to the gain of $14.4 million on the sale of an energy asset in 2005. The Investments and Public Funds segment net income increased $12.1 million in the first nine months of 2005, to $16.3 million from $4.2 million in the first nine months of 2004. This segment’s 2005 results were positively impacted by a decrease in securities losses in the first nine months of 2005 compared to the same period in 2004. The results for the first nine months of 2004 also included a net $14.0 million reversal of the reserve for the temporary impairment of mortgage servicing rights. Other segment net losses totaled $143.2 million in the first nine months of 2005 compared to $11.9 million for the first nine months of 2004. The Other segment was negatively impacted by the previously mentioned charge of $175 million to provision expense and $11.2 million of other expenses directly related to the hurricanes, as well as costs associated with the pending acquisition of the Company.

CAPITAL

Shareholders’ equity totaled $2,027.4 million at September 30, 2005, up $135.9 million (7%) compared to $1,891.5 million a year earlier. The increase is primarily the result of net income over the most recent 12 months totaling $184.2 million, the issuance of $89.8 million of common stock and a tax benefit related to stock option plans and the ESOP of $31.4 million. These increases were partially offset by the declaration of $124.5 million in dividends on common stock, accumulated other comprehensive income of $26.2 million and the acquisition of $25.5 million of treasury stock.

Risk-based capital and leverage ratios exceed the ratios required for designation as a “well-capitalized” institution under regulatory guidelines. Table 14 presents Hibernia’s ratios along with selected components of the capital ratio calculations for the most recent five quarters.

45	HIBERNIA CORPORATION

TABLE 14 - CAPITAL

($ in millions)	Sept. 30 2005	June 30 2005	March 31 2005	Dec. 31 2004	Sept. 30 2004
Risk-based capital:
Tier 1	$1,729.7	$1,796.1	$1,690.7	$1,612.5	$1,557.9
Total	2,054.3	2,111.7	2,003.7	1,925.2	1,866.4

Assets:
Quarterly average assets (1)	21,995.8	21,713.9	21,894.0	21,482.8	20,884.0
Net risk-adjusted assets	17,705.2	17,230.7	17,025.7	17,002.8	16,656.4

Ratios:
Tier 1 risk-based capital	9.77%	10.42%	9.93%	9.48%	9.35%
Total risk-based capital	11.60%	12.26%	11.77%	11.32%	11.21%
Leverage	7.86%	8.27%	7.72%	7.51%	7.46%

(1)	Excluding the adjustment for accumulated other comprehensive income and other disallowed assets.

The Company experienced a decline in its third-quarter ratios compared to the previous quarter resulting from the continued growth in assets combined with the net loss in the current quarter. The Company continues to maintain its well-capitalized designation despite the impact of the hurricanes and management remains comfortable with its current level of capital.

Prior to the announcement of the Capital One transaction, the Company discontinued buying back its stock. In accordance with the merger agreement, Hibernia does not plan to buy back any more of its stock while the transaction is pending.

On October 26, 2005, the Board of Directors declared a quarterly cash dividend of $0.20, to shareholders of record on November 7, 2005, payable on November 15, 2005. The merger agreement with Capital One allows the Board of Directors to declare regular quarterly cash dividends at a rate not in excess of $0.20 per common share through the closing of the transaction, and under certain circumstances, a pro-rata dividend prior to closing. If the closing takes place on November 16, 2005, following the payment on November 15, 2005 of the dividend declared on October 26, 2005, the terms of the merger agreement would not allow the declaration or payment of an additional pro rata dividend by Hibernia.

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

Core deposits maintained at competitive rates are the Company’s primary source of liquidity. Core deposits totaled $15.5 billion at September 30, 2005, up $1.5 billion (11%) from $14.0 billion a year earlier. The growth in core deposits was due in part to an increase in brokered certificates of deposit of $384.3 million as well as increased retail deposits resulting from federal assistance distributed to those affected by the hurricanes. In addition to core deposits, Hibernia has a large base of treasury management-related repurchase agreements and foreign deposits as part of total customer relationships. Because of the nature of the relationships, these funds are considered stable and not subject to the same volatility as other sources of noncore funds.

HIBERNIA CORPORATION	46

Hibernia’s loan-to-deposit ratio at September 30, 2005 decreased to 88.8% from 92.6% at September 30, 2004. Another indicator of liquidity is the large liability dependence ratio, which measures reliance on short-term borrowings and other large liabilities (including large-denomination and public fund certificates of deposit and foreign deposits). Based on average balances, 16.5% of Hibernia’s earning assets were funded by net large liabilities (total liabilities less short-term investments) in the third quarter of 2005, down 69 basis points from the previous quarter level of 17.2% and up 63 basis points from the prior-year level of 15.9%. The level of large-liability dependence is within limits established by management to maintain liquidity and soundness.

Management believes that the current level of short-term investments and securities available for sale is adequate to meet the Company’s current liquidity needs. Additional sources of liquidity available to the Company include the ability to issue additional retail brokered certificates of deposit and the ability to sell or securitize a substantial portion of the Company’s $4.2 billion residential first mortgage loan portfolio and $2.7 billion indirect consumer loan portfolio. The Company also had federal funds lines of credit totaling $2.1 billion at September 30, 2005, and its membership in the FHLB which provided an additional line totaling $4.1 billion to further augment liquidity by providing a readily accessible source of funds at competitive rates. Outstanding borrowings under these facilities totaled $1.9 billion at September 30, 2005.

Information in this report contains forward-looking statements, which involve a number of risks and uncertainties. Any forward-looking information is not a guarantee of future performance and the actual results could differ materially from those contained in the forward-looking information. Among the factors that could cause actual results to differ materially are the following: the impact of property, credit and other losses expected as the result of hurricane Katrina and hurricane Rita; the amount of government, private and philanthropic investment, including deposits, in the geographic regions impacted by hurricane Katrina and hurricane Rita; the pace and magnitude of economic recovery in the region impacted by hurricane Katrina and hurricane Rita; the potential impact of damages from future hurricanes and other storms; an increase or decrease in credit losses (including increases due to a worsening of general economic conditions); financial, legal, regulatory or accounting changes or actions; changes in interest rates; general economic conditions affecting consumer income, spending, repayments and savings; the amount of, and rate of growth in, Hibernia’s expenses (including salaries and associate benefits and marketing expenses); Hibernia’s ability to execute on its strategic and operational plans; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; continued intense competition from numerous providers of products and services which compete with Hibernia’s business; the risk that Hibernia stockholders may not approve the proposed transaction with Capital One Financial Corporation; and various risks associated with the proposed Capital One transaction in the event Hibernia’s shareholders approve the transaction and it is completed, including: the ability of Capital One and Hibernia to recruit and retain experienced personnel to assist in management and operations; the risk that the businesses of Capital One and Hibernia will not be integrated successfully; the risk that the cost savings and any other synergies from the proposed transaction may not be fully realized or may take longer to realize than expected; disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers; and other risk factors listed from time to time in Hibernia’s SEC reports.

47	HIBERNIA CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to page 34 “Interest Rate Sensitivity” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 in making known to them, in a timely manner, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the third quarter, changes to internal controls over financial reporting were implemented as the Company transferred the operations of the Company’s critical applications to back-up facilities as a result of hurricane Katrina. These revised processes have not been subject to testing. Based on information currently available to them, management believes that there were no changes to the Company’s internal controls over financial reporting made during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth the information required by Item 703 of Regulation S-K for the repurchase of shares of Hibernia Corporation Class A Common Stock.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2005	917	$33.46	—	—
August 1 through August 31, 2005	—	$—	—	—
September 1 through September 30, 2005	158	$32.70	—	—

(1)	Shares surrendered to satisfy tax withholding obligations that arise from the vesting of restricted stock awards and shares forfeited upon termination for cause.

HIBERNIA CORPORATION	48

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held a special meeting of shareholders on August 3, 2005. Two items were submitted to a vote of the shareholders at that meeting:

The vote on these matters was as follows:

1. To approve the Agreement and Plan of Merger, dated as of March 6, 2005, between Capital One Financial Corporation and Hibernia Corporation, as it may be amended from time to time, pursuant to which Hibernia will merge with and into Capital One.

Shares Voted For	Shares Voted Against	Shares Abstained
92,712,429	2,301,906	3,295,138

2. To approve adjournment or postponement of the Special Meeting, if necessary, to solicit additional proxies.

Shares Voted For	Shares Voted Against	Shares Abstained
81,186,070	12,973,570	3,714,191

Item 5. Other Information

On August 24, 2005, the Board of Directors of Hibernia amended the Hibernia Corporation 1993 Directors Stock Option Plan, the Long-Term Incentive Plan and the 2003 Long-Term Incentive Compensation Plan (collectively, the “Plans”) to provide that following the merger of Hibernia Corporation with and into Capital One Financial Corporation (“Capital One”), references to common stock under the Plans would refer to Capital One common stock, the number of shares subject to options under the Plans would refer to Capital One options calculated in accordance with the Agreement and Plan of Merger dated as of March 6, 2005 by and between Hibernia and Capital One (the “Merger Agreement”) and the number of shares of stock issuable upon the vesting of a restricted stock award would be calculated in accordance with the Merger Agreement. On October 26, 2005, the Board of Directors of Hibernia amended the Plans to provide that references to the Merger Agreement in the earlier resolutions would be deemed to refer to the Merger Agreement as amended by Amendment No. 1 dated as of September 6, 2005.

49	HIBERNIA CORPORATION

Item 6. Exhibits

EXHIBIT	DESCRIPTION
2.1	Exhibit 2.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Agreement and Plan of Merger, dated as of December 1, 2003, between Hibernia Corporation, Hibernia Acquisition Corporation and Coastal Bancorp, Inc.)

2.2	Agreement and Plan of Merger, dated as of March 6, 2005, by and between Hibernia Corporation and Capital One Financial Corporation, is hereby incorporated by reference from the Form 8-K dated March 6, 2005, filed with the Commission by the Registrant on March 9, 2005 (Commission File No. 1-10294).

2.3	Amendment No. 1, dated as of September 6, 2005, to Agreement and Plan of Merger, dated as of March 6, 2005, by and between Hibernia Corporation and Capital One Financial Corporation, is hereby incorporated by reference from the Form 8-K dated September 8, 2005, filed with the Commission by the Registrant on September 8, 2005 (Commission File No. 1-10294).

3.1	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Articles of Incorporation of the Registrant, as amended to date)

3.2	Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (By-Laws of the Registrant, as amended to date)

4.1	Exhibit 4.1 to the Form S-3 Registration Statement (No. 333-87370) of Coastal Bancorp, Inc. and Coastal Capital Trust I, filed with the Commission on May 1, 2002, is hereby incorporated by reference (Form of Indenture of Coastal Bancorp, Inc. Relating to the Junior Subordinated Debentures issued to Coastal Capital Trust I)

4.2	Exhibit 4.1 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Indenture of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

4.3	Exhibit 4.2 to the Form S-4 Registration Statement (No. 333-116768), filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Registration Rights Agreement of Hibernia Corporation Relating to 5.35% Subordinated Notes due May 1, 2014)

10.13	Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as amended to date)*

HIBERNIA CORPORATION	50

10.34	Exhibit C to the Registrant’s definitive proxy statement dated August 17, 1992, relating to its 1992 Annual Meeting of Shareholders, filed by the Registrant with the Commission is hereby incorporated by reference (Long-Term Incentive Plan of Hibernia Corporation, amended as described in Registrant’s definitive proxy statement dated March 19, 1997, relating to its 1997 Annual Meeting of Shareholders filed by the Registrant with the Commission)*

10.35	Exhibit 10.35 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (1993 Director Stock Option Plan of Hibernia Corporation, as amended to date)*

10.41	Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Deferred Compensation Plan for Key Management Employees of Hibernia Corporation effective as of July 1996)*

10.42	Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Supplemental Stock Compensation Plan for Key Management Employees effective as of July 1996)*

10.43	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Nonqualified Target Benefit (Deferred Award) Plan of Hibernia Corporation effective as of July 1996)*

10.44	Exhibit 10.44 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Employment Agreement for Certain Senior Officers of the Registrant, as amended to date)*

10.46	Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Contract Buyout and Separation Agreement by and between Hibernia Corporation, Hibernia National Bank and Stephen A. Hansel)*

10.47	Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Hibernia Corporation 2001 Nonqualified Stock Option Agreement by and between Hibernia Corporation and Stephen A. Hansel (the form of which is included as Appendix C to the Contract Buyout and Separation Agreement referenced in Exhibit 10.46))*

10.49	Exhibit 10.49 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Change of Control Agreement for Executive and Certain Senior Officers of the Registrant)*

10.51	Exhibit 10.51 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Forms of Indemnification Agreements by and between Hibernia Corporation and the directors of Hibernia Corporation)*

51	HIBERNIA CORPORATION

10.52	Exhibit 10.52 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002)*

10.53	Exhibit 10.53 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Supplemental Stock Compensation Plan for Key Management Employees effective as of October 22, 2002)*

10.54	Exhibit 10.54 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Hibernia Corporation Deferred Award Plan effective as of October 22, 2002)*

10.55	Exhibit 10.55 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002)*

10.56	Exhibit 10.56 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of November 19, 2002)*

10.57	Exhibit 10.57 to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2002, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to the Hibernia Corporation Long-Term Incentive Plan effective as of February 26, 2003)*

10.59	Appendix A to the Registrant’s definitive proxy statement dated March 17, 2003, relating to its 2003 Annual Meeting of Shareholders, filed by the Registrant with the Commission, is hereby incorporated by reference (Hibernia Corporation 2003 Long-Term Incentive Compensation Plan)*

10.62	Exhibit 10.62 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Status Change Agreement and Status Change Agreement Acknowledgment and Acceptance dated May 27, 2003, by Hibernia Corporation and Hibernia National Bank and K. Kirk Domingos III)*

10.63	Exhibit 10.63 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to Employment Agreement, effective as of October 1, 2003, by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank) *

10.64	Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Executive Bonus Insurance Plan of Hibernia Corporation effective as of January 1, 2004)*

HIBERNIA CORPORATION	52

10.65	Exhibit 10.65 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment to Hibernia Corporation 2003 Long-Term Incentive Compensation Plan made as of September 22, 2004)*

10.66	Exhibit 10.66 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Mortgage Servicing Purchase and Sale Agreement dated and effective as of September 30, 2004 by and between Hibernia National Bank and CitiMortgage, Inc.**)

10.67	Exhibit 10.67 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Immediate Vesting)*

10.68	Exhibit 10.68 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Future Vesting)*

10.69	Exhibit 10.69 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Employee)*

10.70	Exhibit 10.70 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Director)*

10.71	Exhibit 10.71 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Director Retainer and Meeting Fees for Outside Directors)*

10.72	Exhibit 10.72 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Discussion of extension of Employment Agreement by and among J. Herbert Boydstun, Hibernia Corporation and Hibernia National Bank effective as of December 1, 2002, as amended (which Employment Agreement and amendment are listed as Exhibits 10.55 and 10.63), which is incorporated by reference from Part II, Item 5 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission by the Registrant)*

10.73	Exhibit 10.73 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Discussion of the actions of the Executive Compensation Committee in connection with the Hibernia Corporation Deferred Compensation Plan for Key Management Employees effective as of October 22, 2002, as amended (which Plan and amendment are listed as Exhibits 10.41 and 10.52), which is incorporated by reference from the Form 8-K dated December 20, 2004, filed with the Commission by the Registrant)*

10.74	Exhibit 10.74 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Nonqualified Stock Option to Employee (in use commencing January 24, 2005))*

53	HIBERNIA CORPORATION

10.75	Exhibit 10.75 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Description of the Management Incentive Bonus Plan as incorporated by reference from the Form 8-K dated January 28, 2005, filed with the Commission by the Registrant)*

10.76	Exhibit 10.76 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (CEO Bonus Plan)*

10.77	Exhibit 10.77 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Form of Grant of Restricted Stock Providing for Future Vesting)*

10.78	Exhibit 10.78 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission by the Registrant (Commission File No. 1-10294) is hereby incorporated by reference (Amendment No. 1 to the Deferred Compensation Plan for Outside Directors of Hibernia Corporation and its Subsidiaries, as restated April 1, 1998, and as incorporated by reference from the Form 8-K dated March 2, 2005, filed with the Commission by the Registrant)*

10.79	Hibernia Corporation 2005 Deferred Compensation Plan is hereby incorporated by reference from the Form 8-K dated April 20, 2005, filed with the Commission by the Registrant on April 26, 2005 (Commission File No. 1-10294)*

10.80	Amendment No. 1 to the Hibernia Corporation 2005 Deferred Compensation Plan is hereby incorporated by reference from the Form 8-K dated May 24, 2005, filed with the Commission by the Registrant on May 31, 2005 (Commission File No. 1-10294)*

10.81	Discussion of the amendment to Hibernia Corporation 1993 Director Stock Option Plan (which Plan is listed as Exhibit 10.35), is hereby incorporated by reference from the Form 8-K dated May 24, 2005, filed with the Commission by the Registrant on May 31, 2005 (Commission File No. 1-10294)*

10.82	Discussion of the amendment to Hibernia Corporation 2003 Long-Term Incentive Compensation Plan (which Plan and previous amendment are listed as Exhibits 10.59 and 10.65) is hereby incorporated by reference from Part II, Item 5 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the Commission by the Registrant (Commission File No. 1-10294)*

10.83	Hibernia Corporation 2005 Supplemental Stock Compensation Plan is hereby incorporated by reference from the Form 8-K dated July 20, 2005, filed with the Commission by the Registrant on July 26, 2005 (Commission File No. 1-10294)*

10.84	Hibernia Corporation 2005 Deferred Award Plan is hereby incorporated by reference from the Form 8-K dated August 30, 2005, filed with the Commission by the Registrant on August 31, 2005 (Commission File No. 1-10294)*

10.85	Form of Service Retention Agreements for Certain Senior Officers of the Registrant as amended by Form of Addendum*

10.86	Amendment No. 2 to the Hibernia Corporation 2003 Long-Term Incentive Compensation Plan*

HIBERNIA CORPORATION	54

10.87	Amendment No. 3 to the Hibernia Corporation 2003 Long-Term Incentive Compensation Plan*

10.88	Amendment No. 2 to the Hibernia Corporation 2005 Deferred Compensation Plan*

10.89	Amendment No. 1 to Hibernia Corporation 2005 Supplemental Stock Compensation Plan*

10.90	Amendment No. 1 to the Hibernia Corporation 2005 Deferred Award Plan*

10.91	Amendment No. 1 to the Hibernia Corporation Executive Bonus Insurance Plan*

10.92	Amendment No. 2 to the Hibernia Corporation Executive Bonus Insurance Plan*

10.93	Form of Amendment No. 1 to Change of Control Agreement*

31	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

HIBERNIA CORPORATION
(Registrant)

Date: November 8, 2005	By:	/s/Jan M. Macaluso
Jan M. Macaluso Executive Vice President and Controller Chief Accounting Officer (in her capacity as a duly authorized officer of the Registrant and in her capacity as Chief Accounting Officer)

55	HIBERNIA CORPORATION